Form 10-Q
period 2000-03-31
REGISTER COM INC
filed 2000-05-15
CIK 1091284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended          March 31, 2000
                                     --------------------
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission file number: 0-29739
                       ---------

                               Register.com, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      11-3239091
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

575 Eighth Avenue, 11th Floor, New York, New York                   10018
-------------------------------------------------             ------------------
(Address of principal executive offices)                          (Zip Code)

                                 (212) 798-9100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         |_| Yes |X| No

         As of March 31, 2000, there were 31,280,967 shares of the registrant's common stock outstanding.
--------------------------------------------------------------------------------

                               Register.com, Inc.
                                    FORM 10-Q

                                      INDEX

PART I:  FINANCIAL INFORMATION                                       Page Number

Item 1.  Financial Statements                                             3

         Balance Sheets at December 31, 1999 and
         March 31, 2000 (Unaudited)                                       3

         Unaudited Statements of Operations for the
         three months ended March 31, 1999 and 2000                       4

         Unaudited Statements of Cash Flows for the three
         months ended March 31, 1999 and 2000                             5

         Notes to Unaudited Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation                   8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk       33

PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                       33

Item 4.  Submission of Matters to a Vote of Securities Holders           34

Item 6.  Exhibits and Reports on Form 8-K                                35

Item 7.  Signatures                                                      36

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               Register.com, Inc.
                                  Balance Sheet

                                                                         December 31, 1999       March 31, 2000
                                                                                                   (Unaudited)
                                                                          -----------------       --------------
Assets
Current Assets
   Cash and cash equivalents.......................................          $ 40,944,122          $175,773,195
   Short-term investments..........................................             4,723,050             7,318,215
   Accounts receivable, less allowance of $314,516 and $639,742,
     respectively..................................................             2,516,186             4,689,386
   Prepaid domain name registry fees...............................             4,954,730            10,670,744
   Deferred tax asset..............................................             8,578,045            15,960,317
   Deferred offering costs.........................................               390,000                     -
   Other current assets............................................               195,196               606,530
                                                                             ------------          ------------
     Total current assets..........................................            62,301,329           215,018,387
Fixed assets, net..................................................             2,458,386             3,002,300
Prepaid domain name registry fees, net of current portion..........             3,576,331             5,390,262
Other investments..................................................                     -             2,500,000
                                                                             ------------          ------------
       Total assets................................................          $ 68,336,046          $225,910,949
                                                                             ============          ============

Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses...........................          $  8,513,079          $ 13,121,676
   Income taxes payable............................................             5,608,198             5,265,034
   Deferred revenue, net...........................................            18,193,871            47,096,803
   Capital lease obligations, current portion......................                 5,967                     -
   Notes payable...................................................                     -                     -
   Other current liabilities.......................................               166,857               190,341
                                                                             ------------          ------------
     Total current liabilities.....................................            32,487,972            65,673,854
                                                                             ------------          ------------
Deferred revenue, net of current portion...........................            13,907,361            23,094,002
Capital lease obligations, net of current portion..................                27,858                     -
                                                                             ------------          ------------
       Total Liabilities...........................................            46,423,191            88,767,856
                                                                             ------------          ------------

Commitments and contingencies
Stockholders' equity
   Preferred stock--$.0001 par value, 5,000,000 shares authorized;
     Series A convertible preferred; 4,694,333 issued and
     outstanding at December 31, 1999 and none issued and
     outstanding at March 31, 2000.................................                   469                     -
   Common stock--$.0001 par value, 60,000,000 shares
     authorized; 21,065,047 issued and outstanding at December
     31, 1999 and 31,280,967 issued and outstanding at March 31,
     2000..........................................................                 2,106                 3,128
   Additional paid-in capital......................................            36,709,821           155,851,796
   Unearned compensation...........................................            (2,647,770)           (5,569,168)
   Accumulated deficit.............................................           (12,151,771)          (13,142,663)
                                                                             ------------          ------------
     Total stockholders' equity....................................            21,912,855           137,143,093
                                                                             ------------          ------------
Total liabilities and stockholders' equity.........................          $ 68,336,046          $225,910,949
                                                                             ============          ============

                 The accompanying notes are an integral part of
                          these financial statements.

                               Register.com, Inc.
                        Unaudited Statement of Operations

                                                                               Three months ended March 31,
                                                                                1999                   2000
                                                                             -----------           -----------
Net revenues.......................................................          $   747,300           $12,417,870
Cost of revenues...................................................               92,118             4,101,011
                                                                             -----------           -----------
     Gross Profit..................................................              655,182             8,316,859
                                                                             -----------           -----------
   Operating costs and expenses
   Sales and marketing.............................................              719,699             7,173,206
   Research & development..........................................              266,946               717,768
   General & administrative (exclusive of non-cash compensation)...              202,593             1,698,021
   Non-cash compensation...........................................              585,567               831,773
                                                                             -----------           -----------
     Total operating costs and expenses............................            1,774,805            10,420,768
                                                                             -----------           -----------
Loss from operations...............................................           (1,119,623)           (2,103,909)
Other income (expenses), net.......................................               12,621             1,113,017
                                                                             -----------           -----------
     Net loss......................................................          $(1,107,002)          $  (990,892)
                                                                             ===========           ===========
     Basic and diluted net loss per share..........................          $     (0.06)          $     (0.04)
                                                                             ===========           ===========
     Weighted average shares used in basic and diluted net loss
       per share...................................................           17,295,882            24,180,105
                                                                             ===========           ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                               Register.com, Inc.
                        Unaudited Statement of Cash Flows

                                                                               Three months ended March 31,
                                                                                1999                   2000
                                                                               ------                 ------
Cash flows from operating activities
   Net loss........................................................          $(1,107,000)         $   (990,892)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities
     Deferred revenues.............................................              161,136            38,089,573
     Depreciation and amortization.................................              (24,175)              221,578
     Compensatory stock options and warrants expense...............              356,943               831,773
     Deferred income taxes.........................................                    -            (7,382,272)
Changes in assets and liabilities affecting operating cash flows
   Accounts receivable.............................................              (79,528)           (2,173,200)
   Prepaid domain name registry fees...............................                    -            (7,529,945)
   Other current assets............................................              (18,958)             (411,334)
   Other assets....................................................                 (852)                    -
   Accounts payable and accrued expenses...........................              292,213             4,608,597
   Income taxes payable............................................                    -              (343,164)
   Other current liabilities.......................................                    -                23,484
                                                                             -----------          ------------
     Net cash provided by (used in) operating activities...........             (420,221)           24,944,198
                                                                             -----------          ------------

Cash flows from investing activities
   Purchases of fixed assets.......................................             (258,863)             (765,492)
   Deferred offering costs.........................................                    -               390,000
   Purchases of investments........................................                 (245)           (5,095,165)
                                                                             -----------          ------------
   Net cash used in investing activities...........................             (259,108)           (5,470,657)
                                                                             -----------          ------------

Cash flows from financing activities
   Net proceeds from issuance of common stock and warrants.........            3,228,625           115,389,357
   Principal payments on capital lease obligations.................               (4,345)              (33,825)
                                                                             -----------          ------------
     Net cash provided by financing activities.....................            3,224,280           115,355,532
                                                                             -----------          ------------
Net increase in cash and cash equivalents..........................            2,544,951           134,829,073
Cash and cash equivalents at beginning of period...................            1,284,648            40,944,122
                                                                             -----------          ------------
Cash and cash equivalents at end of period.........................            3,829,599           175,773,195
                                                                             ===========          ============
Supplemental disclosure of cash flow information
   Cash paid for interest..........................................          $     1,138          $      6,564
   Cash paid for income taxes......................................          $         -          $  7,866,724

                 The accompanying notes are an integral part of
                          these financial statements.

                               Register.com, Inc.
                     Notes to Unaudited Financial Statements

1. Nature of Business and Organization

Nature of Business

         Register.com, Inc. (the "Company" or "Register.com") provides Internet domain name registration and other online services such as web-hosting, email, domain name forwarding and advertising. The Company has also marketed software for creation of Internet websites.

         In April 1999, the Company was selected as one of the initial five testbed registrars by the Internet Corporation for Assigned Names and Numbers ("ICANN"), an independent non-profit organization selected by the Department of Commerce to manage and oversee the system for generic top level domain name registration. In June 1999, the Company commenced online registration as an ICANN-accredited registrar of .com, .net and .org domains.

Organization

         The Company originally operated as Forman Interactive Corp. ("Forman"), a New York Corporation that was formed in November 1994. Pursuant to a Merger Agreement dated June 23, 1999 by and among Register.com, a Delaware Corporation formed in May 1999 specifically for the purpose of this merger, and Forman, the stockholders of Forman exchanged their shares for an equivalent number of shares of Register.com. References herein to the operations and historical financial information of the "Company" prior to the date of the merger refer to the operations and historical financial information of Forman.

Stock Split

         In January 2000, the Company effected a 3.5 to 1 stock split. All common and preferred shares, options, warrants and related per-share data reflected in the accompanying financial statements and notes thereto have been adjusted to give retroactive effect to the stock split.

2. Summary of Significant Accounting Policies

Interim Financial Statements

         The interim financial statements have been prepared by Register.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Register.com considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of Register.com at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Register.com believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with Register.com's

December 31, 1999 audited financial statements and notes thereto included in Register.com's final prospectus filed with the SEC.

Revenue Recognition

         The Company's revenues are primarily derived from domain name registration fees, advertising and online products and services.

Domain name registration fees

         Registration fees charged to end-users for registration services are recognized on a straight-line basis over the life of the registration term. Substantially all end-user subscribers pay for services with major credit cards for which the Company receives daily remittances from the credit card carriers. A provision for chargebacks from the credit card carriers is included in accounts payable and accrued expenses. Such amounts are separately recorded and deducted from gross registration fees in determining net revenues. Referral commissions earned by our private label and co-brand partners are deducted from gross registration fees in determining net revenues.

Online products and services

         Revenue from online products and services is recognized over the period in which services are provided, generally monthly. Payments received in advance of services being provided are included in deferred revenue.

Advertising

         Advertising revenues are derived principally from short-term advertising contracts in which the Company typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

3. Initial Public Offering

         In March 2000, Register.com sold 5,222,279 shares of common stock through its initial public offering including 222,279 shares through an over allotment clause. Net proceeds from the offering and over allotment were approximately $115.3 million, after deducting the discount granted to the underwriters and other offering expenses. At the time of the initial public offering, all of Register.com's preferred stock automatically converted into 4,694,333 shares of common stock.

4. Investment

         In February 2000, the Company purchased 476,784 shares of Series A Convertible Preferred Stock and warrants to acquire an additional 95,357 shares of Series A Convertible Preferred Stock of Great Domains.com, Inc ("Great Domains"), representing approximately 10% of the outstanding voting stock of Great Domains, for $2,500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of Register.com are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause Register.com's actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in our final prospectus, as filed with the SEC on March 3, 2000. In addition, "Risk Factors" is a further discussion of certain of those risks as they relate to the period covered by this report, Register.com's near term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in our final prospectus should not be interpreted as modifying or superseding any such risk factors, except to the extent set forth below.

Overview

         We are a provider of Internet domain name registration services worldwide. Domain names serve as part of the infrastructure for Internet communications and registering a domain name is one of the first steps for individuals and businesses seeking to establish an online identity. We believe that we offer a quick and user-friendly registration process and responsive and reliable customer support. We also offer a suite of value-added products and services targeted to assist our customers in developing and maintaining their online identities, including:

      Products and Services                            Products and Services
         Provided by Us                                  Provided by Others

o domain name forwarding                             o email
                                                     o web hosting
o real-time domain name management                   o website-creation tools

Our goal is to become a one-stop resource through which our customers will establish, maintain and enhance their presence on the Internet.

         We are the successor by merger to Forman Interactive Corp. Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began offering web-hosting and related products and services in 1997. In February 1998, we began to distribute domain names either for free or, to a lesser extent, were paid commissions for the domain names we distributed for international registrars and registries. In April 1999, we commenced offering registration services for country code domains and in June 1999, we began offering registrations in the .com, .net and .org domains.

Net Revenues

         We derive our net revenues from domain name registrations, online products and services and advertising. Net revenues from domain name registrations consist of fees paid by registrants over the course of the registration period reduced by referral commissions and a provision for credit card chargebacks. We currently earn registration fees in connection with new registrations and transferred registrations. We pay referral commissions on domain name registrations processed through the participants in our network of co-brand and private label websites and those we process through our www.register.com website that are referred to us by participants in our affiliate network. From June 1999 until January 14, 2000, we offered two-year registration periods for the initial domain name registration in the .com, .net and .org domains with annual renewals and either one- or two-year registration periods for domain names in the country code domains. As of January 15, 2000, we have supplemented our registration period offerings to include one-, five- and ten-year registration periods for both initial and renewal domain name registrations in the .com, .net, and .org domains. For our .com, .net and .org domain names, we currently charge $35 per year and offer registration terms of one, two, five and ten years. For our country code domains, we currently charge approximately $40 to $299 for one- or two-year registrations. We intend to charge the same rates for renewals as we do for corresponding initial registration periods. Because we only began operating as a registrar in April 1999, we have processed a limited amount of registration renewals. We anticipate that registration renewals will contribute to our net revenues as our customers' initial registrations reach the end of their terms.

         Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue when we provide the registration services, including customer service and maintenance of the individual domain name records. ICANN requires us to have reasonable assurance of payment in order to register a domain name. Therefore, we require prepayment via credit card for all online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period while recognizing the revenues over the registration period. For some of our customers who register domain names through our Corporate Services department, we establish lines of credit based on credit worthiness, thereby reasonably assuring payment.

         Online products and services, which consist of email, domain name forwarding and web hosting, are sold either as annual or monthly subscriptions, depending on the product or service offering. These revenues are recognized ratably over the period in which we provide our services. We offer web-hosting through our own servers and through web-hosting services provided by third parties. In 1999, we shifted our business model, and have chosen to direct our resources, toward our domain name registration business and not toward our own web-hosting business. As such, while we continue to offer our own web-hosting services, we do not actively promote this service and, therefore, do not anticipate significant revenue growth from our own web-hosting service in future periods. We intend, however, to continue actively promoting web-hosting services provided by third parties.

         Advertising revenues are derived from the sale of sponsorships and banner advertisements under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

         Our cost of revenues consists of the costs associated with providing domain name registrations and online products and services. Cost of revenues for domain name registrations primarily consists of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. Through January 14, 2000, we paid a $9 per year registry fee for each .com, .net and
 .org domain name registration. This fee was reduced to $6 per year effective January 15, 2000. We currently pay registry fees of approximately $5 to $150 for one- or two-year country code domain name registrations. The largest component of our cost of revenues is the registry fees which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

         Cost of revenues for our online products and services consists of fees paid to third party service providers, depreciation on the equipment used to deliver the services, fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf.

         While we have no direct cost of revenues associated with our advertising revenue, we do incur operational costs including salaries and commissions, which are classified as operating expenses. We have no incremental cost of revenues associated with advertising since we use the same equipment to deliver the advertisements as we use for our domain name registration services.

Operating Expenses

         Our operating expenses consist of sales and marketing, research and development, general and administrative and non-cash compensation expenses. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising and, to a lesser extent, commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services and quality assurance. General and administrative expenses consist primarily of employee salaries and other personnel related expenses for executive, financial and administrative personnel, as well as professional services fees and bad debt accruals. Non-cash compensation expenses are related to grants of common stock, stock options and warrants made to employees, directors, consultants and vendors. Facilities expenses are allocated across our different operating expense categories. In addition to the $4.9 million non-cash compensation charge taken in 1999, we will be recording approximately $2.2 million in non-cash compensation charges in 2000, $1.8 million in each of 2001 and 2002, and $639,000 in 2003. These charges primarily relate to the issuance through February 2000 of employee stock options having exercise prices below fair market value on the date of grant.

Net Losses

         We have incurred annual and quarterly losses from our operations since our inception, and we expect to incur operating losses on both an annual and quarterly basis for the foreseeable future. We have incurred significant net losses in the past and expect these losses to continue to increase from current levels as we grow our business by hiring additional employees, increasing our marketing expenses to build our brand and increasing our capital expenditures. We incurred net losses of $1.0 million for the three months ended March 31, 2000, $8.8 million for the year ended December 31, 1999, $1.1 million for the three months ended March 31, 1999, and $1.2 million for the year ended December 31, 1998. We intend to spend over $25 million in 2000 on advertising and promotional programs and approximately $13 million in capital expenditures. Furthermore, given the rapidly evolving nature of our business and our limited operating history as a competitive registrar, our operating results are difficult to forecast, and period-to-period comparisons of our operating results will not be meaningful and should not be relied upon as an indication of future performance. Due to these and other factors, many of which are outside our control, quarterly operating results may fluctuate significantly in the future.

Results of Operations

         Because we began operating as a domain name registrar only in the second quarter of 1999 and generated only limited revenues from domain name registration services prior to this time, we believe that first quarter comparisons of 1999 against 2000 are not meaningful and you should not rely upon them as indications of our future performance.

         We anticipate that in future periods net revenues from domain name registrations will be the largest component of our net revenues and cost of domain name registrations will be the largest component of our cost of revenues.

         The following tables set forth are selected unaudited quarterly statement of operations data, in dollar amounts and percentages of net revenue, for the three months ended March 31, 1999 and 2000. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our final prospectus, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                              Three months ended March 31,
                                                1999                2000
                                                ----                ----
                                                     (in thousands)
Net revenues                                  $   747            $ 12,418
Cost of revenues                                   92               4,101
                                              -------            --------
Gross Profit                                      655               8,317
                                              -------            --------
Operating expenses
      Sales & marketing                           720               7,173
      Research & development                      267                 718
      General & administrative                    202               1,698
      Non-cash compensation                       586                 832
                                              -------            --------
Total operating expenses                        1,775              10,421
                                              -------            --------
Loss from operations                           (1,120)             (2,104)
Other income (expenses), net                       13               1,113
                                              -------            --------
Net income (loss)                             $(1,107)           $   (991)
                                              =======            ========

                                            (as a percentage of net revenues)
Net revenues                                      100%                100%
Cost of revenues                                   12%                 33%
                                              -------            --------
Gross Profit                                       88%                 67%
                                              -------            --------
Operating expenses
       Sales & marketing                           96%                 58%
       Research & development                      36%                  6%
       General & administrative                    27%                 14%
       Non-cash compensation                       78%                  7%
                                              -------            --------
Total operating expenses                          237%                 84%
                                              -------            --------
Loss from operations                             (150%)               (17%)
Other income (expenses), net                       (2%)                (9%)
                                              -------            --------
Net income (loss)                                (148%)                (8%)
                                              =======            ========

Three months ended March 31, 1999 and 2000

Net Revenues

         Total revenues increased from $747,000 for the three months ended March 31, 1999 to $12.4 million for the three months ended March 31, 2000.

         Domain Name Registrations. Revenues from domain name registrations increased from $86,000 for the three months ended March 31, 1999 to $9.4 million for the three months ended March 31, 2000. This increase was primarily from the shift in our business from serving as a distributor of domain names to serving as a generic top level domain name registrar in June 1999. Additionally, we had no deferred revenue from domain name registrations at March 31, 1999, while deferred revenue was $69.2 million at March 31, 2000. We anticipate that revenues from domain name registrations will increase in absolute dollars in future periods as a result of recognition of deferred revenues, growth in the market for domain name registrations, renewals and transfers and the implementation of our business strategy.

         Online Products and Services. Revenues from online products and services increased 40% from $452,000 for the three months ended March 31, 1999 to $633,000 for the three months ended March 31, 2000 primarily from increased sales of email and URL forwarding services. We anticipate that revenues from online products and services will remain relatively flat in the near term as we begin to introduce new online products and services and no longer actively promote our own web-hosting services. We anticipate that these revenues will increase over the long term as we expand our online product and service offerings.

         Advertising. Revenues from advertising increased from $209,000 for the three months ended March 31, 1999 to $2.4 million for the three months ended March 31, 2000 primarily from the increased number of page views and the volume of advertising and sponsorships sold on our www.register.com, First Step, and FutureSite websites. We anticipate that revenues from advertising in future periods will increase in absolute dollars primarily for the same reasons.

Cost of Revenues

         Total cost of revenues increased from $92,000 for the three months ended March 31, 1999 to $4.1 million for the three months ended March 31, 2000.

         Cost of Domain Name Registrations. Cost of domain name registrations increased from $84,000 for the three months ended March 31, 1999 to $4.0 million for the three months ended March 31, 2000. The increase was primarily from the shift in our business from serving as a distributor of domain names to serving as a generic top level domain name registrar in June 1999. As a distributor, we generally passed through registry costs to the applicable registry or registrar. We anticipate that cost of revenues for domain name registrations will increase in absolute dollars primarily as a result of growth in our domain name registrations and renewals.

         Cost of Online Products and Services. Cost of online products and services increased from $8,000 for the three months ended March 31, 1999 to $94,000 for the three months ended March 31, 2000. The increase was primarily from the additional depreciation expense associated with the equipment dedicated to our operations to support our growing online product and services offerings. We anticipate that these costs will increase in absolute dollars as we expand our online products and services offerings.

Operating Expenses

         Total operating expenses increased from $1.8 million for the three months ended March 31, 1999 to $10.5 million for the three months ended March 31, 2000.

         Sales and Marketing. Sales and marketing expenses increased from $720,000 for the three months ended March 31, 1999 to $7.2 million for the three months ended March 31, 2000. The increase was primarily from the costs associated with our radio and print media advertising campaign which was not launched until after the first quarter of 1999. The increase is also due to the increase in salaries associated with newly hired sales, marketing and customer service professionals. We anticipate that sales and marketing expenses will increase substantially in absolute dollars as we expand our domestic and international marketing programs. Additionally, we anticipate increasing our customer service staff and domain name registration sales force to support both the demands of our customers as well as to further our direct and indirect sales strategy for domain name registrations.

         Research and Development. Research and development expenses increased from $267,000 for the three months ended March 31, 1999 to $718,000 for the three months ended March 31, 2000. The increase resulted primarily form salaries associated with newly hired technology personnel to support our growth. We anticipate that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing and modifying our systems to grow our business.

         General and Administrative. General and administrative expenses increased from $203,000 for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000. The increase was primarily from salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase in absolute dollars to support our overall growth including increased expenses relating to our new responsibilities as a public company.

         Non-cash Compensation. Non-cash compensation expenses increased from $586,000 for the three months ended March 31, 1999 to $832,000 for the three months ended March 31, 2000. The expenses for the three months ended March 31, 1999 included costs associated with the one-time modification of warrants previously granted to some of our stockholders and the issuance of warrants in connection with a financial consulting agreement. The expense for the three months ended March 31, 2000 included a one-time expense associated with the transfer of certain warrants to Staples, Inc. by Capital Express LLC and amortization of the unearned compensation.

Other Income (Expenses), Net.

         Other income, net consists primarily of interest income net of interest expense. Other income, net increased from $13,000 for the three months ended March 31, 1999 to $1.1 million for the three months ended March 31, 2000. The increase was primarily from interest earned on our cash balance as a result of our equity financings and cash provided by operations.

Liquidity and Capital Resources

         Through 1999, we funded our operations and met our capital expenditure requirements primarily through private sales of equity securities, cash generated from operations, and borrowings. We issued 5,222,279 shares of our common stock to the public on March 3, 2000, which generated approximately $115.3 million after deducting the underwriting discount and other offering expenses.

         Net cash used in operating activities was $420,000 for the three months ended March 31, 1999. The principal use of cash during this period was to fund our losses from operations. Our business generated $24.9 million of cash from operations during the three months ended March 31, 2000. This cash generated from operations was primarily due to increased domain name registrations.

         Net cash used for investing activities was $259,000 and $5.5 million for the three months ended March 31, 1999 and 2000, respectively. For the three months ended March 31, 1999, cash used for investing activities related primarily to the purchase of property and equipment and investment in our systems infrastructure. For the three months ended March 31, 2000, cash used for investing activities related to the purchase of property plant and equipment, investment in our systems infrastructure, our investment in Great Domains, and our investment in short-term investments.

         We generated $3.2 million and $115.4 million in cash from financing activities for the three months ending March 31, 1999 and 2000, respectively. For the three months ended March 31, 1999, substantially all of the financing activities were private sales of equity securities. For the three months ended March 31, 2000, substantially all of these financing activities were attributable to our initial public offering.

         Although we have no material commitments for capital expenditures or other long-term obligations, we anticipate that we will substantially increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the addition of new products and services, implementation of additional co-location facilities and various capital expenditures associated with expanding our facilities. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We intend to spend over $25 million in 2000 on advertising and promotional programs and over $13 million on capital expenditures in 2000, and we believe that our existing cash and cash from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

                                  RISK FACTORS

         Any investment in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this report. If any of the following events actually occurs, our business, financial condition and results of operations may suffer materially. As a result, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock.

                 Risks Related to Our Industry and Our Business

We have a limited operating history as a domain name registrar and expect to encounter difficulties faced by early-stage companies.

         We only recently entered the domain name registration industry. In February 1998, we began providing a consumer interface for registering domain names in the .com, .net and .org domains and in country code domains by forwarding the information we gathered from the consumer to Network Solutions or the applicable country code registrars or registries. In June 1999, we began to compete directly with Network Solutions for registrations in the .com, .net and
 .org domains. Accordingly, we have only a limited operating history as a domain name registrar upon which our current business and prospects can be evaluated, and our operating results, since June 1999, are not comparable to our results for prior periods. As a company operating in a newly competitive and rapidly evolving industry, we face risks and uncertainties relating to our ability to implement our business plan successfully. We cannot assure you that we will adequately address these risks and uncertainties or that our business plan will be successful.

We have a history of losses and expect losses to continue for the foreseeable future.

         We have never been profitable. We incurred net losses of approximately $1.2 million for the year ended December 31, 1998, $8.8 million for the year ended December 31, 1999, and 1.0 million for the three months ended March 31, 2000. As of March 31, 2000, our accumulated losses totaled $13.1 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we develop new products and services, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. Accordingly, although we had positive cash flow from operations for the three months ended March 31, 2000 we expect to incur additional losses for the foreseeable future, primarily due to an increase in our marketing expenses to build our brand, which we expect to exceed $25.0 million in 2000, and our capital expenditures, which we expect to exceed $13.0 million in 2000. These losses are expected to increase significantly from current levels, which in turn will increase our accumulated losses. We cannot assure you that we will become profitable or, if we become profitable, that we will be able to sustain or increase our profitability in the future.

Our earnings will decrease because of stock-based compensation that we have incurred.

         Non-cash compensation expenses are related to grants of common stock, stock options and warrants made to employees, directors, consultants and vendors. For the three months ended March 31, 2000, we recorded a $832,000 non-cash compensation charge. Based principally on grants of common stock, stock options and warrants made to date, we will record approximately $6.4 million of non-cash compensation through 2003 as follows: $2.2 million in 2000, $1.8 million in each of 2001 and 2002 and $639,000 in 2003. These charges will reduce our earnings in future periods.

We cannot predict with any certainty the effect that new governmental and regulatory policies, or industry reactions to those policies, will have on our business.

         Before April 1999, the domain name registration system for the .com, .net and .org domains was managed by Network Solutions pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized the Internet Corporation for Assigned Names and Numbers, commonly known as ICANN, to oversee key aspects of the Internet domain name registration system. We cannot assure you that any future measures adopted by the Department of Commerce or ICANN will benefit us or that they will not materially harm our business, financial condition and results of operations. In addition, we continue to face the risks that:

         o the U.S. government may, for any reason, reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

         o the Internet community may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system; and

         o ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations.

We may not be able to maintain or improve our competitive position because of strong competition from Network Solutions.

         Network Solutions' authorization by the U.S. government to act as the sole domain name registrar prior to April 1999 in the .com, .net and .org domains gives it a significant competitive advantage in the domain name registration industry.

         Before the recent introduction of competition into the domain name registration industry, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com, .net and
 .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. We face significant competition from Network Solutions as we seek to increase our overall share of the market for domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. Based on its press release dated April 27, 2000, Network Solutions registered 2.0 million net new registrations in the .com, .net and .org domains for the three months ended March 31, 1999, representing approximately 40% of all new registrations for the period.

         Network Solutions' exclusive control over the registry for the .com, .net and .org domains has given it an advantage over all competitive registrars.

         The Internet domain name registration system is composed of two principal functions: registry and registrar. Registries maintain the database that contain names registered within the top level domains and their corresponding Internet protocol addresses. Registrars act as intermediaries between the registry and individuals and businesses, referred to as registrants, seeking to register domain names. The agreements among Network Solutions, ICANN and the U.S. Department of Commerce have given Network Solutions the exclusive right to operate and maintain the registry for the .com, .net and .org domains at least until November 30, 2003. Registrars other than Network Solutions are known in the industry as "competitive registrars." As the exclusive registry for these domains, Network Solutions receives from us, and every other competitive registrar, $6 per domain name per year. Although registry fees may not be used directly to fund Network Solutions' registrar business, the substantial net revenues from these fees, and the certainty of receiving them, provide Network Solutions significant advantages over any competitive registrar.

         If Network Solutions sells the registry for the .com, .net and .org domains and uses the proceeds to fund its registrar business or related product and service offerings, it will have a substantial competitive advantage over all competitive registrars.

         The agreements among Network Solutions, ICANN and the U.S. Department of Commerce provide that if Network Solutions separates its registry and registrar operations by May 9, 2001 and sells the registry assets to a third party, the term of exclusivity for the third party extends for an additional four years to November 30, 2007. If a sale of the registry occurs, Network Solutions could use the proceeds of the sale, which we believe would be substantial, to fund its registration operations and related product and service offerings. We believe that the use of these proceeds to finance Network Solutions' registrar business could have a material adverse effect on our business, financial condition and results of operations.

         The proposed merger of Network Solutions with VeriSign, Inc. will likely result in the expansion of the range of products and services offered by Network Solutions.

         In March 2000, Network Solutions signed a merger agreement with VeriSign, Inc. a provider of Internet trust services. Assuming it is consummated successfully, in addition to facilitating cross-marketing between the two companies, the merger will strengthen Network Solutions' competitive advantage by enabling it to couple its registration services with an expanded range of products and services that includes those offered by VeriSign.

We also face competition from other competitive registrars and others in the domain name registration industry and expect this competition to continue to intensify.

         Competition in the domain name registration services industry will continue to intensify as the number of entrants into the market increases.

         When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface with the Shared Registration System. The Shared Registration System was designed to allow registrars to interface directly with Network Solutions' registry for domain names. The testbed period ended on November 30, 1999. As of May 9, 2000, ICANN had accredited 109 competitive registrars, including us, to register domain names in the .com, .net and .org domains. As of May 9, 2000, 34 of these competitive registrars were registering domain names, and the other 66, while accredited, had not begun registering domain names, in the .com, .net and .org domains. An additional 9 companies have qualified for accreditation but have yet to sign the agreements required by ICANN and Network Solutions. We face substantial competition from competitive registrars and others in that:

         o many accredited registrars that are not currently registering domain names may begin to do so in the near future;

         o companies that are not accredited registrars may offer domain name registrations through a competing accredited registrar's system; and

         o ICANN may accredit new registrars to register domain names in the .com, .net and .org domains.

The continued introduction of competitive registrars into the domain name registration industry as well as the growth of the competitive registrars who have entered the industry may make it difficult for us to maintain our current market share which, in turn, would materially adversely affect our business, financial condition and results of operation.

         We face competition from other competitive registrars and others in the domain name registration industry who may have longer operating histories, greater name recognition or greater resources.

         Our competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars. Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management. Our market position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition and greater financial, technical, marketing, distribution and other resources than we do. Also, as a result of increased competition, our period-over-period growth rates may decline.

If the market for domain names does not continue to grow at the same rate, our net revenues from domain name registrations may fall below anticipated levels.

         The domain name market is still in its early stages of growth and we cannot assure you that as it continues to develop it will continue to experience the same high level of growth it has experienced in the past. As a result, our period-over-period growth rates may decline.

Competition in the domain name registration industry could force us to reduce our prices for our products and services and would negatively impact our results of operations.

         Because competition in the domain name registration industry is in its early stages, we cannot assure you that we will not be required, by market factors or otherwise, to reduce, perhaps significantly, the prices we charge for our domain name registration and related products and services. Further, some of our competitors are offering domain name registrations for free and derive their revenues from other sources. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our results of operations.

If we are unable to make suitable acquisitions and investments, our long-term growth strategy could be impeded.

         Our long-term growth strategy includes identifying and, from time to time, acquiring or investing in suitable candidates on acceptable terms. In particular, we intend over time to acquire or make investments in providers of product offerings that complement our business and other companies in the domain name registration industry. In pursuing acquisition and investment opportunities, we may be in competition with other companies having similar growth and investment strategies. Competition for these acquisitions or investment targets could also result in increased acquisition or investment prices and a diminished pool of businesses, technologies, services or products available for acquisition or investment. Our long-term growth strategy could be impeded if we fail to identify and acquire or invest in promising candidates on terms acceptable to us.

Our acquisition strategy could subject us to significant risks, any of which could harm our business.

         Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

         o diversion of management attention from running our existing business;

         o increased expenses, including compensation expenses resulting from newly hired employees;

         o adverse effects on our reported operating results due to possible amortization of goodwill associated with acquisitions; and

         o potential disputes with the sellers of acquired businesses, technologies, services or products.

         In addition, we may not be successful in integrating the business, technology, operations and personnel of any acquired company. Performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations. For all these reasons, our pursuit of an overall acquisition and investment strategy or any individual acquisition or investment could have a material adverse effect on our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, among other things, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

         Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services, including website applications that enable electronic commerce and other business services, to our customers. We expect to incur significant costs in acquiring, developing and marketing these new products and services. Domain name registration services generated approximately 75.7% of our net revenues during the three months ended March 31, 2000. If we fail to offer products and services that meet our customers' needs, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset these related costs and we will remain dependent on domain name registrations as a primary source of revenue.

Our failure to establish and maintain online business relationships that generate a significant amount of traffic could limit the growth of our business.

         We expect that in the future approximately 15% of our customers will purchase their domain name registrations through our network of co-brand and private label websites comprising our indirect distribution channel. We currently have contractual agreements with participants in this network, and if these third parties do not attract a significant number of visitors to their websites, we may not receive a significant number of customers from these network relationships and our net revenues may decrease or not grow. In addition, we plan to expand our network of co-brand and private label websites. Our net revenues may suffer if we fail to expand or maintain our network or if our network does not result in a number of new customers sufficient to justify the cost.

If our customers do not renew their domain name registrations through us, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

         The growth of our business depends in part on our customers' renewal of their domain name registrations through us. Having only recently become an accredited registrar, we do not have any actual experience with registration renewals for generic domain names and we have only limited experience with registration renewals for country code domain names. In addition, we cannot predict the volume of registration renewals we should expect and we cannot assure you that all our customers will renew their registrations through us. If our customers decide, for any reason, not to renew their registrations through us, our business, financial condition and results of operations would be materially adversely affected.

If we fail to become accredited to offer domain names in additional generic top level domains that may be introduced, or our customers turn to other registrars for these registration needs, our business, financial condition and results of operations would be materially adversely affected.

         ICANN or another approving entity may introduce new generic top level domains, such as .web, .firm or .store. We cannot assure you that, if introduced, we will be accredited to offer registrations in these domains or that customers will rely on us to provide registration services within any new generic top level domains. Our business, financial condition and results of operations would be materially adversely affected if substantial numbers of our customers turn to other registrars for these registration needs.

Rapid growth in our business could strain our managerial, operational, financial, accounting and information systems, customer service staff and office resources.

         The anticipated future growth necessary to expand our operations will place a significant strain on our resources. In order to achieve our growth strategy, we will need to expand all aspects of our business, including our computer systems and related infrastructure, customer service capabilities and sales and marketing efforts. The demands on our network infrastructure, technical staff and technical resources have grown rapidly with our expanding customer base. During the three months ended March 31, 2000, our number of full-time employees grew from approximately 122 to approximately 157. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate the anticipated growth of our customer base. We also expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. If we fail to manage our growth effectively, our business, financial condition and results of operation could be materially adversely affected.

         In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to provide our customer service staff training and staffing sufficient to support new products and services, we may lose customers who feel that their inquiries have not adequately been addressed.

If we are unable to attract and retain highly qualified management and technical personnel, our business may be harmed.

         Our success depends in large part on the contributions of our senior management team and technology personnel and in particular Richard D. Forman, our President and Chief Executive Officer. We face intense competition in hiring and retaining personnel from a number of sectors, including technology and Internet companies. Many of these companies have greater financial resources than we do to attract and retain qualified personnel. In addition, although we maintain employment agreements with Mr. Forman and Jack S. Levy, our General Counsel, we have not in the past executed, and do not have any current plans to execute, employment agreements with our other employees. As a result, we may be unable to retain our employees or attract, integrate, train and retain other highly qualified employees in the future. If we fail to attract new personnel or retain and motivate our current personnel, our business, financial condition and results of operations could be materially adversely affected.

Our business will suffer if we fail to build awareness of our brand name.

         Building recognition of our brand is critical to attracting additional traffic and customers to our website, new business alliances, acquisition candidates, advertisers and employees. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes mass market and multimedia advertising, promotional programs and public relations activities. We intend to make significant expenditures, over $25 million in 2000, on advertising and promotional programs and activities. These expenditures may not result in an increase in net revenues sufficient to cover our advertising and promotional expenses. We cannot assure you that promoting our brand name will increase our net revenues. Accordingly, if we incur expenses in promoting our brand without a corresponding increase in our net revenues, our business, financial condition and results of operations would be materially adversely affected.

Our failure to respond to the rapid technological changes in our industry may harm our business.

         If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share. The

Internet and electronic commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the domain name registration industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability:

         o to enhance our existing products and services;

         o to develop and license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

         o to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         The development of additional products and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively or adapt our websites, internally developed technology and transaction-processing systems to customer requirements or emerging industry standards. Updating our technology internally and licensing new technology from third parties may require us to incur significant additional capital expenditures.

Our business will be materially harmed if in the future the administration and operation of the Internet no longer relies upon the existing domain name system.

         The Internet is expected to continue to develop at a rapid rate. This development may include changes in the administration or operation of the Internet, which could include the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain name system. While we are not aware of any alternative systems currently in use or being developed widespread acceptance of any alternative systems would eliminate the need to register a domain name to establish an online presence and could materially adversely affect our business, financial condition and results of operations.

Our ability to register domain names in the .com, .net and .org domains depends upon the continued availability and functionality of the Shared Registration System.

         The success of our business as a competitive registrar depends upon the continued availability and functionality of the Shared Registration System, which is maintained by Network Solutions, and its ability to adapt to an expanding market for domain name registrations. As of May 9, 2000, there were 34 registrars, including us and Network Solutions, registering domain names through the Shared Registration System. The 66 other accredited registrars and the 9 registrars that have qualified for accreditation but not yet signed the requisite agreements may begin using the system at any time. Because the Shared Registration System has been in general use only since April 1999, we cannot assure you that it will be able to handle the growing traffic generated by large numbers of registrars or registrations. Our ability to provide domain name registration services in the .com, .net and .org domains would be materially harmed by any failure of the Shared Registration System to accommodate our registration needs.

Our ability to register domain names in the .com, .net and .org domains depends upon our continued accreditation by ICANN.

         We need to be an ICANN-accredited registrar in order to register domain names in the .com, .net and .org domains. Our current ICANN accreditation agreement expires on May 22, 2000. While we anticipate that ICANN will renew this agreement for a five year term, we cannot assure you that it will do so. If ICANN does not renew our accreditation, our business, financial condition and results of operations would be materially adversely affected.

If we fail to comply with the regulations of the country code registries or are unable to register domain names with those registries, our business would be materially adversely affected.

         Each of the country code registries requires registrars to comply with specific regulations. Many of these regulations vary from country code to country code. If we fail to comply with the regulations imposed by country code registries, these registries will likely prohibit us from registering or continuing to register names in their country codes. Further, in most cases, our rights to provide country code domain name registration services are not governed by written contract. In the case of our written contracts, there is uncertainty as to what law may govern. As a result, we cannot be certain that we will continue to be able to register domain names in the country code domains we currently offer. Any restrictions on our ability to offer domain name registrations in a significant number of country codes could materially adversely affect our business, financial condition and results of operations.

If country code registries cease operations or otherwise fail to process registrations or related information accurately, we would be unable to honor our subscriptions relating to those country codes.

         Country code registries may be administered by the host country, entrepreneurs or other third parties. If these registry businesses cease operations or otherwise fail to process domain name registrations or the related information in country code domains, we would be unable to honor the subscriptions of registrants who have registered, or are in the process of registering, domain names in the applicable country code domain. If we are unable to honor a substantial number of subscriptions for our customers for any reason, our business, financial condition and results of operations would be materially adversely affected.

We are restricted from entering into agreements with web-hosting service providers as a result of an agreement we have with Concentric Network Corporation.

         As part of our marketing and distribution agreement with Concentric Network Corporation, we have agreed that no more than three service providers, one of which must be Concentric, may market, advertise or otherwise promote their web-hosting services on our website. This agreement expires on December

31, 2000 and may be renewed by the parties for an additional year. Accordingly, we are severely restricted in our ability to enter agreements with other providers of these services.

We cannot assure you that our standard registration agreement will be enforceable.

         All of our customers must execute our standard registration agreement as part of the process of registering a domain name. This agreement contains a number of provisions intended to limit our potential liability arising from our registration of domain names for our customers including liability resulting from our failure to register or maintain domain names. As most of our customers register their domain names online, execution of the registration agreement by these customers occurs electronically. If a court were to find that our registration agreement is unenforceable, we could be subject to liability that could have a materially adverse effect on our business, financial condition or results of operations.

Our failure to register or maintain the domain names that we process on behalf of our customers, may subject us to negative publicity, which could have a material adverse effect on our business.

         Clerical errors or systems failures, including failures of the Shared Registration System, have resulted in our failure to properly register or to maintain the registration of domain names that we process on behalf of our customers. Our failure to properly register or to maintain the registration of our customers' domain names may subject us to negative publicity, which could have a material adverse effect on our business.

We may not be able to protect and enforce our intellectual property rights or protect ourselves from the intellectual property claims of third parties.

         We may be unable to protect and enforce our intellectual property rights from infringement.

         We rely upon copyright, trade secret and trademark law, invention assignment agreements and confidentiality agreements to protect our proprietary technology, including software and applications and trademarks, and other intellectual property to the extent that protection is sought or secured at all. We do not currently have patents on any of our technologies or processes. While we typically enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information, we cannot ensure that our efforts to protect our proprietary information will be adequate to protect against infringement and misappropriation of our intellectual property by third parties, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

         Furthermore, because the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving, we cannot assure you that we will be able to defend our proprietary rights. In addition to being difficult to police, once any infringement is detected, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating the business and may result in our losing significant rights and our ability to operate our business.

         We cannot assure you that third parties will not develop technologies or processes similar or superior to ours.

         We cannot ensure that third parties will not be able to independently develop technology, processes or other intellectual property that is similar to or superior to ours. The unauthorized reproduction or other misappropriation of our intellectual property rights, including copying the look, feel and functionality of our website, could enable third parties to benefit from our technology without our receiving any compensation and could materially adversely affect our business, financial condition and results of operations.

         We may be subject to claims of alleged infringement of intellectual property rights of third parties.

         We do not conduct comprehensive patent searches to determine whether our technology infringes patents held by others. In addition, technology development in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Third parties may assert infringement claims against us and these claims and any resultant litigation, should it occur, could subject us to significant liability for damages. Even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

         As a registrar of domain names and a provider of web-hosting services, we may be subject to various claims, including claims from third parties asserting that their rights have been infringed by domain names registered or websites hosted on behalf of other parties.

         We may be subject to various claims, including trademark infringement, unfair competition and violations of publicity and privacy rights, to the extent that such parties consider their rights to be violated by the registration of particular domain names by other parties or our hosting of third-party websites. If these claims against us are successful, our business, financial condition and results of operations could be materially adversely affected.

We may be held liable if third parties misappropriate our users' personal information.

         A fundamental requirement for online communications is the secure transmission of confidential information over public networks. If third parties succeed in penetrating our network security or otherwise misappropriate our customers' personal or credit card information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation.

         In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could have additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

We may incur significant expenses related to the security of personal information online.

         The need to securely transmit confidential information online has been a significant barrier to electronic commerce and online communications. Any well-publicized compromise of security could deter people from using online services such as the ones we offer, or from using them to conduct transactions that involve transmitting confidential information. Because our success depends on the acceptance of online services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

We may be held liable for Year 2000 problems relating to one of our former product offerings.

         From July 1995 until October 1998, we sold Internet Creator, a website creation and management software program. We later offered this product to our web-hosting customers at no cost. Although we have conducted usability tests to confirm to our satisfaction that Internet Creator is Year 2000 compliant, we cannot be certain that users of the product will not experience systems failures, delays or miscalculations affecting their websites that result from Year 2000 problems. If users of the product experience Year 2000 problems and successfully assert actions against us, our business, financial condition and results of operations could be materially adversely affected.

                Risks Related to Our Technology and the Internet

Systems disruptions and failures could cause our customers and advertisers to become dissatisfied with us and may impair our business.

         Our customers, advertisers and business alliances may become dissatisfied with our products and services due to interruptions in access to our website.

         Our ability to maintain our computer and telecommunications equipment in working order and to reasonably protect them from interruption is critical to our success. Our website must accommodate a high volume of traffic and deliver frequently updated information. Our website has in the past experienced slower response times as a result of increased traffic. We have conducted planned site outages and experienced unplanned site outages with minimal impact on our business. Currently, our systems operate, on average, at approximately 50% capacity. If we were to experience a substantial increase in traffic and fail to increase our capacity, our customers would experience slower response times or disruptions in service. Our customers, advertisers and business alliances may become dissatisfied by any systems failure that interrupts our ability to provide our products and services to them. Substantial or repeated system failures would significantly reduce the attractiveness of our website and could cause our customers, advertisers and business alliances to switch to another domain name registration service provider.

         Our customers, advertisers and business alliances may become dissatisfied with our products and services due to interruptions in our access to the Shared Registration System or country code registries.

         We depend on the Shared Registration System and country code registries to register domain names on behalf of our customers. We have in the past experienced problems with the Shared Registration System, including outages, particularly during its implementation phase. Any significant outages in the Shared Registration System or country code registries would prevent us from delivering or delay our delivery of our services to our customers. Prolonged or repeated interruptions in our access to the Shared Registration System or country code registries could cause our customers, advertisers and business alliances to switch to another domain name registration service provider.

         Delays or systems failures unrelated to our systems could harm our business.

         Our customers depend on ISPs, online service providers and others to access our website. Many of these parties have experienced outages and could in the future experience outages, delays and other difficulties due to systems failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied customers, advertisers or strategic alliances, or may be inadequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Our business could be materially harmed by any system failure, security breach or other damage that interrupts or delays our operations.

         Our business would be materially harmed if our computer systems become damaged.

         Our network and communications systems are located at Exodus Communications' hosting facility in Jersey City, New Jersey and Globix Corporation's hosting facility in New York, New York. We are currently adding network capacity to our systems located at Globix Corporation's New York, New York hosting facility and may add a third facility to make our systems geographically redundant. Although we plan to complete this project by the end of the third quarter of 2000 and may add a third facility, we cannot assure you that our systems will be geographically redundant by this time. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error or other similar disruptive problems could also adversely affect our systems. We do not carry business interruption insurance. Accordingly, any significant damage to our systems would have a material adverse effect on our business, financial condition and results of operations.

Our ability to deliver our products and services and our financial condition depend on our ability to license third-party software, systems and related services on reasonable terms from reliable parties.

         We depend upon various third parties for software, systems and related services, including access to the Shared Registration System provided by Network Solutions. Some of these parties have a limited operating history or may depend on reliable delivery of services from others. If these parties fail to provide reliable software, systems and related services on agreeable license terms, we may be unable to deliver our products and services.

Failure by our third-party provider of credit card processing services to process payments in a timely fashion will have a negative effect on our business.

         Under the terms of our accreditation agreement with ICANN, we are required to obtain a reasonable assurance of payment of registration fees prior to registering or renewing domain names. To satisfy this requirement, we have engaged Cybersource to process credit card payments for our individual customers. Therefore, if Cybersource or its system fails for any reason to process credit card payments in a timely fashion, we may not be in compliance with ICANN's requirement and as a result may not be allowed to process domain name registrations. In addition, the domain name reservation process will be delayed and customers may be unable to obtain their desired domain name.

If Internet usage does not grow, or if the Internet does not continue to expand as a medium for commerce, our business may suffer.

         Our success depends upon the continued development and acceptance of the Internet as a widely used medium for commerce and communication. Rapid growth in the uses of and interest in the Internet is a relatively recent phenomenon and we cannot assure you that use of the Internet will continue to grow at its current pace. A number of factors could prevent continued growth, development and acceptance, including:

         o the unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

         o the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;

         o security and authentication issues may create concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

         o privacy concerns, including those related to the ability of websites to gather user information without the user's knowledge or consent, may impact consumers' willingness to interact online.

Any of these issues could slow the growth of the Internet, which could have a material adverse effect on our business, financial condition and results of operations.

If the use of the Internet as an advertising and marketing medium fails to develop our future business could be materially adversely affected.

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Advertising revenues constituted 19.2% of our net revenues for the three months ended March 31, 2000. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising. These factors could materially adversely affect our business, financial condition and results of operations.

We depend on the technological stability and maintenance of the Internet infrastructure.

         Our success and the viability of the Internet as an information medium and commercial marketplace will depend in large part upon the stability and maintenance of the infrastructure for providing Internet access and carrying Internet traffic. Failure to develop a reliable network system or timely development and acceptance of complementary products, such as high-speed modems, could materially harm our business. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased government regulation.

We may become subject to burdensome government regulations and legal uncertainties affecting the Internet.

         To date, government regulations have not materially restricted the use of the Internet. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. Both new and existing laws may be applied to the Internet by state, federal or foreign governments, covering issues that include:

         o sales and other taxes;

         o user privacy;

         o the expansion of intellectual property rights;

         o pricing controls;

         o characteristics and quality of products and services;

         o consumer protection;

         o cross-border commerce;

         o libel and defamation;

         o copyright, trademark and patent infringement;

         o pornography; and

         o other claims based on the nature and content of Internet materials.

         The adoption of any new laws or regulations or the new application or interpretation of existing laws or regulations to the Internet could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. Our business may be harmed if any slowing of the growth of the Internet reduces the demand for our services. In addition, new legislation could increase our costs of doing business and prevent us from delivering our products and services over the Internet, thereby harming our business, financial condition and results of operations.

         For example, in November 1999, the Anticybersquatting Consumer Protection Act was enacted to curtail a practice commonly known in the industry as "cybersquatting", a problem that could be exacerbated with any additional top-level domain names that may be established by ICANN. A cybersquatter is generally defined in this Act as one who registers a domain name that is identical or similar to another party's trademark or the name of a living person, in each case with the bad faith intent to profit from use of the domain name. Although the Act states that registrars may not be held liable for registering or maintaining a domain name for another person absent a showing of the registrar's bad faith intent to profit from the use of the domain name, registrars may be held liable if they fail to comply promptly with procedural provisions. If we are held liable under this law, any liability could have a material adverse effect on our business, financial condition and results of operations.

         We file tax returns in such states as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and materially adversely affect our business, financial condition and results of operations.

         Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on electronic commerce. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on

Internet-based commerce. The imposition of such taxes could materially adversely affect our business, financial condition and results of operations.

                                Investment Risks

Our stock price, like that of many Internet companies, is highly volatile.

         The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

         o general market and economic conditions and market conditions affecting technology and Internet stocks generally;

         o limited availability of our shares on the open market;

         o actual or anticipated fluctuations in our quarterly or annual registrations or operating results;

         o announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions such as stock splits, and;

         o industry conditions and trends.

         The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of the securities of Internet-related companies. These fluctuations may adversely affect the market price of our common stock.

Our directors, executive officers and principal stockholders own enough of our shares to control Register.com, which will limit your ability to influence corporate matters.

         Our directors, executive officers and principal stockholders currently beneficially own approximately 66.3%. Accordingly, these stockholders could control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

         A total of 26,880 and 23,245,177 shares of common stock may be sold in the public market by existing stockholders 90 days and 180 days, respectively, after March 2, 2000, the effective date of our initial public offering, subject to applicable volume and other limitations imposed under federal securities laws. The 180-day restriction on resales is the result of lock-up agreements with our underwriters for this offering. Deutsche Bank Securities may release, in its sole discretion, all or any portion of the securities subject to the 180-day lock-up agreements prior to the expiration of their term. Deutsche Bank

Securities may waive these restrictions at our request or upon the request of a stockholder. In evaluating whether to grant such a request, Deutsche Bank Securities may consider a number of factors with a view toward maintaining an orderly market for, and minimizing volatility in the market price of, our common stock. These factors include, among other, the number of shares involved, recent trading volume and prices of the stock, the length of time before the lock-up expires and the reasons for, and the timing of, the request.

         In addition, existing stockholders owning an aggregate of 29,375,875 shares of common stock and common stock issuable upon the exercise of outstanding options and warrants have the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market after this offering, or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Our charter documents and Delaware law may inhibit a takeover that stockholders may consider favorable.

         Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock. The authorization of undesignated preferred stock, for example, gives our board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to any material interest rate risk because a majority of our investments are in fixed-rate, short-term securities. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. We did not have any foreign currency hedging or derivative instruments as of March 31, 2000.

         We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. We have no long term debt.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a) N/A

(b) N/A

(c) Recent Sales of Unregistered Securities

         From time to time between January 1, 2000 and March 31, 2000 Register.com granted stock options to purchase an aggregate of 2,144,610 shares of common stock at an average exercise price of $20.42 to employees and one director, and during this period Register.com issued an aggregate of 84,607 shares of common stock upon the exercise of outstanding employee stock options at an average exercise price of $.72. These grants and issuances were made in reliance upon exemptions from registration pursuant to either (1) Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), or (2) Rule 701 under the Securities Act. No underwriters were involved with these transactions.

(d) Use of Proceeds

         In connection with Register.com's initial public offering of common stock ("IPO"), the SEC declared its Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-93533) effective on March 2, 2000. Register.com consummated the IPO on March 8, 2000. Under the Registration Statement all of the 5,750,000 shares (which includes 750,000 shares sold pursuant to an over-allotment option granted to the underwriters), were sold at an initial public offering price of $24.00 per share, 5,222,279 shares of which were sold by Register.com and 527,721 shares of which are sold by the specified Selling Stockholders. Deutsche Bank Alex. Brown, Thomas Weisel Partners LLC, Legg Mason Wood Walker Incorporated and Wit SoundView were the managing underwriters of the IPO. The offering did not terminate until after the sale of all securities registered on the Registration Statement. The aggregate gross proceeds from the shares sold by Register.com was $125.3 million and the aggregate gross proceeds from the shares sold by the Selling Stockholders was $12.7 million. The aggregate net proceeds to Register.com from the offering was $115.3 million after deducting an aggregate of $8.8 million in underwriting discounts and commissions paid to the underwriters and $1.3 million in other expenses incurred in connection with the offering. None of the proceeds from the offering were paid by Register.com, directly or indirectly, to any director or officer of Register.com or any of their associates, or to any persons owning ten percent or more of the outstanding stock of Register.com or to any affiliates of Register.com.

         Through March 31, 2000, Register.com has used $15.2 million of the net proceeds for general working capital (including the payment of taxes), and $322,000 million for capital expenditures. Register.com has invested the remainder of the net proceeds in short-term, interest bearing, investment grade obligations pending their use for other purposes.

Item 4. Submission of Matters to a Vote of Security Holders

         On January 26, 2000, at the Annual Meeting of Stockholders of the Company, the holders of the then outstanding shares of common stock of the Company and the holders of the preferred stock of the Company, voting on an as-converted basis, approved: (1) the election of Reginald Van Lee and the re-election of the following individuals to the Company's Board of Directors to serve until the next Annual Meeting of Stockholders: Richard D. Forman, Peter A. Forman, Niles H. Cohen, Mark S. Hoffman, and Samantha McCuen; (2) the Company's 1999 Stock Option Plan; (3) the Company's 2000 Stock Incentive Plan; (4) an

Amendment to the Certificate of Incorporation increasing the common stock authorized for issuance in order to effect a 3.5-to-1 stock split of our common stock; (5) the adoption and filing of our Amended and Restated Certificate of Incorporation; and (6) the adoption of the Amended and Restated Bylaws of the Company. Stockholders holding an aggregate of 24,490,023 shares, out of a total of 25,906,517 shares outstanding voted in favor of these matters. In addition, 24,410,023 shares voted to ratify the Company's Employee Stock Purchase Plan. All share totals treat the preferred stock on an as-converted basis.

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits

Number   Description
------   -----------

3.1      Amended and Restated Certificate of Incorporation
3.2      Certificate of Correction of Amended and Restated Certificate of
         Incorporation
27.1     Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

Item 7. Signatures

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     REGISTER.COM, INC.


Date:  May 15, 2000             By:    /s/ Alan G. Breitman
                                       -----------------------------------------
                                Name:  Alan G. Breitman (Principal Financial and
                                       Accounting Officer)
                                Title: Vice President of Finance and Accounting

                                  EXHIBIT INDEX


Number   Description
------   -----------

3.1      Amended and Restated Certificate of Incorporation
3.2      Certificate of Correction of Amended and Restated Certificate of
         Incorporation
27.1     Financial Data Schedule