Form 10-Q
period 2000-06-30
REGISTER COM INC
filed 2000-08-14
CIK 1091284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period
ended                        June 30, 2000
                             --------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from                 ________________________  to ____________________________
Commission file number:             0-29739
                              ------------------------------------------------

                               Register.com, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                11-3239091
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

575 Eighth Avenue, 11th Floor, New York, New York               10018
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (212) 798-9100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of August 9, 2000, there were 31,991,411 shares of the registrant's common stock outstanding.

-------------------------------------------------------------------------------

                               Register.com, Inc.
                                    FORM 10-Q

                                      INDEX


PART I:  FINANCIAL INFORMATION                                               Page Number
Item 1.  Financial Statements                                                    3

         Balance Sheets at December 31, 1999 and
         June 30, 2000 (unaudited)                                               3

         Statements of Operations for the three months and
         six months ended June 30, 1999 and 2000 (unaudited)                     4

         Unaudited Statements of Cash Flows for the six
         months ended June 30, 1999 and 2000 (unaudited)                         5

         Notes to Unaudited Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation                          8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk              36

PART II:  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                              37

Item 6.  Exhibits and Reports on Form 8-K                                       37

Item 7.  Signatures                                                             38


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Register.com, Inc.
                                 Balance Sheet



                                                                           December 31,         June 30,
                                                                         ----------------   ---------------
                                                                               1999               2000
                                                                         ----------------   ---------------
                                                                                              (Unaudited)
Assets
Current assets
 Cash and cash equivalents .........................................      $  40,944,122      $ 148,332,164
 Short-term investments ............................................          4,723,050         26,912,789
 Accounts receivable, less allowance of $314,516 and
   $804,576 (unaudited), respectively ..............................          2,516,186          6,259,784
 Prepaid domain name registry fees .................................          4,954,730         14,307,860
 Deferred tax asset ................................................          8,578,045         21,995,762
 Prepaid income taxes ..............................................                 --          1,608,000
 Deferred offering costs ...........................................            390,000                 --
 Other current assets ..............................................            195,196          1,667,597
                                                                          -------------      -------------
    Total current assets ...........................................         62,301,329        221,083,956
Fixed assets, net ..................................................          2,458,386          7,296,257
Prepaid domain name registry fees, net of current portion ..........          3,576,331          5,476,523
Investments ........................................................                 --          2,500,000
Goodwill and other intangibles, net ................................                 --         11,341,302
Other assets .......................................................                 --                 --
                                                                          -------------      -------------
    Total assets ...................................................      $  68,336,046      $ 247,698,038
                                                                          =============      =============
Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable and accrued expenses .............................      $   8,513,079      $  11,777,790
 Income taxes payable ..............................................          5,608,198                 --
 Deferred revenue, net .............................................         18,193,871         63,509,292
 Capital lease obligations, current portion ........................              5,967                 --
 Notes payable .....................................................                 --                 --
 Other current liabilities .........................................            166,857            927,430
                                                                          -------------      -------------
    Total current liabilities ......................................         32,487,972         76,214,512
                                                                          -------------      -------------
Deferred revenue, net of current portion ...........................         13,907,361         24,029,534
Capital lease obligations, net of current portion ..................             27,858                 --
                                                                          -------------      -------------
    Total liabilities ..............................................         46,423,191        100,244,046
                                                                          -------------      -------------
Commitments and contingencies
Stockholders' equity
 Preferred stock -- $.0001 par value, 5,000,000 shares authorized;
   Series A convertible preferred; 4,694,333 issued and outstanding at December 31, 1999 and none issued and outstanding at June
   30, 2000 (liquidation preference of $16,094,844) ................                469                 --
 Common stock -- $.0001 par value, 200,000,000 shares
   authorized; 21,065,047 shares issued and outstanding at December
   31, 1999, and 31,990,420 issued and outstanding at June 30, 2000.              2,106              3,199
 Additional paid-in capital ........................................         36,709,821        167,212,811
 Unearned compensation .............................................         (2,647,770)        (5,627,223)
 Accumulated deficit ...............................................        (12,151,771)       (14,134,795)
                                                                          -------------      -------------
    Total stockholders' equity .....................................         21,912,855        147,453,992
                                                                          -------------      -------------
    Total liabilities and stockholders' equity .....................      $  68,336,046      $ 247,698,038
                                                                          =============      =============


   The accompanying notes are an integral part of these financial statements.

                              Register.com, Inc.
                            Statement of Operations



                                           Three Months                          Six Months
                                          Ended June 30,                        Ended June 30,
                                 ---------------------------------   ----------------------------------
                                       1999              2000              1999              2000
                                 ---------------   ---------------   ---------------   ----------------
                                            (unaudited)                          (unaudited)
Net revenues ..................   $  1,521,762      $ 20,249,886      $  2,269,062       $ 32,667,756
Cost of revenues ..............        232,665         5,286,689           324,783          9,387,700
                                  ------------      ------------      ------------       ------------
   Gross profit ...............      1,289,097        14,963,197         1,944,279         23,280,056
                                  ------------      ------------      ------------       ------------
Operating costs and expenses
 Sales and marketing ..........        998,064        14,980,181         1,717,763         22,153,387
 Research and development .....        356,606         1,236,329           623,552          1,954,097
 General and administrative
   (exclusive of non-cash
   compensation) ..............        199,732         1,644,058           402,325          3,342,079
 Non-cash compensation ........      3,945,248           458,320         4,530,815          1,290,093
 Amortization of goodwill
   and other intangibles ......             --           298,455                --            298,455
                                  ------------      ------------      ------------       ------------
   Total operating cost and
    expenses ..................      5,499,650        18,617,343         7,274,455         29,038,111
                                  ------------      ------------      ------------       ------------
Loss from operations ..........     (4,210,553)       (3,654,146)       (5,330,176)        (5,758,055)
Other income (expenses), net            70,552         2,662,014            83,173          3,775,031
                                  ------------      ------------      ------------       ------------
   Net loss ...................   $ (4,140,001)     $   (992,132)     $ (5,247,003)      $ (1,983,024)
                                  ============      ============      ============       ============
   Basic and diluted net loss
    per share .................   $       (.23)     $       (.03)     $       (.30)      $       (.07)
                                  ============      ============      ============       ============
   Weighted average
    common shares used in
    basic and diluted net
    loss per share ............     18,193,318        31,623,494        17,747,079         27,901,444
                                  ============      ============      ============       ============
Pro forma basic and diluted
 net loss per share
 (unaudited) ..................                     $       (.03)                        $       (.07)
                                                    ============                         ============
Weighted average common
 shares used in pro forma
 basic and diluted net loss
 per share (unaudited) ........                       31,623,494                           29,526,406
                                                    ============                         ============

   The accompanying notes are an integral part of these financial statements.

                              Register.com, Inc.
                            Statement of Cash Flows


                                                       Six Months Ended
                                                           June 30,
                                                --------------------------------
                                                    1999              2000
                                                --------------  ----------------
                                                          (unaudited)
Cash flows from operating activities
 Net loss ..............................        $ (5,247,003)    $  (1,983,024)
 Adjustments to reconcile net loss
   to net cash provided by (used
   in) operating activities
    Deferred revenues ..................           2,655,896        55,437,594
    Depreciation and
      amortization .....................              (3,314)          849,675
    Compensatory stock options
      and warrants expense .............           4,530,815         1,290,093
    Deferred income taxes ..............                  --       (13,417,717)
Changes in assets and liabilities
 affecting operating cash flows
   Accounts receivable .................          (1,195,679)       (3,743,598)
   Prepaid domain name registry
    fees ...............................          (1,820,584)      (11,253,322)
   Prepaid income taxes ................                  --        (1,608,000)
   Other current assets ................             (18,958)       (1,472,401)
   Other assets ........................                (852)               --
   Accounts payable and accrued
    expenses ...........................             525,352         3,264,711
   Accrued registry fees ...............                  --                --
   Accrued advertising .................                  --                --
   Income taxes payable ................                  --        (5,608,198)
   Other current liabilities ...........                  --           760,573
                                                ------------     -------------
    Net cash provided by (used
      in) operating activities .........            (574,327)       22,516,386
                                                ------------     -------------
Cash flows from investing activities
 Purchases of fixed assets .............            (961,790)       (5,389,091)
 Deferred offering costs ...............                  --           390,000
 Purchases of investments ..............                  --       (24,689,739)
 Acquisition of Inabox, net ............                  --        (1,091,083)
                                                ------------     -------------
    Net cash used in investing
      activities .......................            (961,790)      (30,779,913)
                                                ------------     -------------
Cash flows from financing activities
 Proceeds from notes payable ...........                  --                --
 Repayment of notes payable ............                  --                --
 Net proceeds from issuance of
   common stock and warrants ...........           6,693,497       115,685,394
 Net proceeds from issuance of
   preferred stock and warrants ........          13,030,500                --
 Principal payments on capital
   lease obligations ...................              (3,135)          (33,825)
                                                ------------     -------------
    Net cash provided by
      financing activities .............          19,720,862       115,651,569
                                                ------------     -------------
Net increase in cash and cash
 equivalents ...........................          18,184,745       107,388,042
Cash and cash equivalents at
 beginning of period ...................           1,284,648        40,944,122
                                                ------------     -------------
Cash and cash equivalents at end of
 period ................................        $ 19,469,393     $ 148,332,164
                                                ============     =============
Supplemental disclosure of cash
 flow information
 Cash paid for interest ................        $      2,689     $      15,493
 Cash paid for income taxes ............        $         --     $  20,687,509


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

5.       Acquisitions

         In June 2000, the Company, through a newly formed wholly owned subsidiary, acquired all of the outstanding capital stock of Inabox, Inc. for $1 million cash and 280,019 shares of the Company's common stock. Upon meeting certain criteria, the Company may be required to issue an additional 20,000 shares of its common stock to the previous shareholders of Inabox, Inc. The total value of the transaction was approximately $11.7 million. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired, or approximately $11.6 million has been preliminarily allocated to goodwill and other intangibles and is being amortized on a straight-line basis over a period of 39 months. The June 30, 2000 financial statements of the Company include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

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

         Products and Services                                      Products and Services
         Provided by Us                                             Provided by Others

         o domain name forwarding                                   o email
         o real-time domain name management                         o web hosting
         o website-creation tools under the name FirstStepSite      o submission of domain names to up
                                                                    to 400 search engines
                                                                    o trademark monitoring under the
                                                                    name Trademark Guardian

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

      In June 2000, we acquired all of the outstanding capital stock of Inabox, Inc. through a merger for $1.0 million in cash and 280,019 shares of our common stock. In the event contracts are signed with identified prospects, we may be required to issue an additional 20,000 shares of our common stock to the previous stockholders of Inabox. This transaction was accounted for using the purchase method of accounting. As a result, Inabox's financial results are consolidated with our financial results from the date of acquisition.

Net Revenues

         We derive our net revenues from domain name registrations, online products and services and advertising. Net revenues from domain name registrations consist of fees paid by registrants over the course of the registration period reduced by referral commissions and a provision for credit card chargebacks. We currently earn registration fees in connection with new, renewal, extended and transferred registrations. From June 1999 until January 14, 2000, we offered two-year registration periods for the initial domain name registration in the .com, .net and .org domains with annual renewals and either one- or two-year registration periods for domain names in the country code domains. As of January 15, 2000, we have supplemented our registration period offerings to include one-, five- and ten-year registration periods for both initial and renewal domain name registrations in the .com, .net and .org domains. Renewal and extension registration periods can be from one to ten years. For our .com, .net and .org domain names, we currently charge $35 per year and offer registration terms of one, two, five and ten years. For our country code domains, we currently charge, on our website, approximately $40 to $299 for one- or two-year registrations. We intend to charge the same rates for renewals as we do for corresponding initial registration periods. Because we only began operating as a registrar in April 1999, we have processed a limited amount of registration renewals. We anticipate that registration renewals will contribute to our net revenues as our customers' initial registrations reach the end of their terms.

      In addition to our standard registration fees, we have a number of different fee structures for our domain registration services. Our Corporate Services department delivers a diversified range of higher-priced services for our corporate customers. We pay referral commissions based on a percentage of the net registration revenues derived from registrations processed through the participants in our network of co-brand websites and those we process though our www.register.com website referred to us by participants in our affiliate network. Participants in our network of private label websites pay us a fee per registration, discounted off of our standard registration fee. We recently added product and service offerings to expand into different segments of the domain name registration market we did not previously serve. These include registrations offered at a substantial discount to our standard registration fees targeted for bulk customers and the use of domain names for consumers at no charge, limited to one name per customer as identified by a unique email address for a duration of one year. Each of these new offerings includes a reduced level of customer service and limited value-added products or services. As a result of expanding into these new segments, we anticipate that in the short-tem our overall gross margin will be negatively impacted, but will improve over the long-term as we sell higher margin products and services to these customers.

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

         Online products and services, which primarily consist of email, domain name forwarding, web hosting and software, are sold either as annual or monthly subscriptions, depending on the product or service offering. These revenues are recognized ratably over the period in which we provide our services. Our software revenues consist solely of software sales by our Inabox subsidiary. To date, these software revenues have not been material and we do not expect these revenues to be material for the foreseeable future. We offer web-hosting through our own servers and through web-hosting services provided by third parties. In 1999, we shifted our business model, and have chosen to direct our resources, toward our domain name registration business and not toward our own web-hosting business. As such, while we continue to offer our own web-hosting services, we do not actively promote this service and, therefore, do not anticipate significant revenue growth from our own web-hosting service in future periods. We intend, however, to continue actively promoting web-hosting services provided by third parties.

         Advertising revenues are derived from the sale of sponsorships and banner advertisements under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

         Our cost of revenues consists of the costs associated with providing domain name registrations and online products and services. Cost of revenues for domain name registrations primarily consists of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. Through January 14, 2000, we paid a $9 per year registry fee for each .com, .net and

 .org domain name registration. This fee was reduced to $6 per year effective January 15, 2000. We currently pay registry fees of approximately $5 to $150 for, direct, one- or two-year country code domain name registrations. The largest component of our cost of revenues is the registry fees which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

         Cost of revenues for our online products and services consists of fees paid to third party service providers, depreciation on the equipment used to deliver the services, fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf.

         There are no material costs associated with our software revenues.

         While we have no direct cost of revenues associated with our advertising revenue, we do incur operational costs including salaries and commissions, which are classified as operating expenses. We have no incremental cost of revenues associated with advertising since we use the same equipment to deliver the advertisements as we use for our domain name registration services.

Operating Expenses

         Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization of goodwill and other intangible assets. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising and, to a lesser extent, commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services and quality assurance. General and administrative expenses consist primarily of employee salaries and other personnel related expenses for executive, financial and administrative personnel, as well as professional services fees and bad debt accruals. Non-cash compensation expenses are related to grants of common stock, stock options and warrants made to employees, directors, consultants and vendors. Facilities expenses are allocated across our different operating expense categories. In addition to the $4.9 million non-cash compensation charge taken in 1999, we recorded a non-cash compensation charge of $1.3 million for the six months ended June 30, 2000, and will record approximately $5.6 million in additional non-cash compensation charges through 2004 as follows: $900,000 for the remainder of 2000, $1.8 million in each of 2001 and 2002, and $714,000 in 2003 and $359,000 in 20004.
These charges primarily relate to the issuance through June 2000 of employee stock options having exercise prices below fair market value on the date of grant. The amortization of goodwill and other intangible assets is associated with our acquisition of Inabox Inc. in June 2000. The transaction was valued at approximately $11.7 million of which approximately $11.6 million has been preliminarily allocated to goodwill and other intangible items. This amount is being amortized on a straight-line basis over 39 months.

Net Losses

         We have incurred annual and quarterly losses from our operations since our inception, and we expect to incur operating losses on both an annual and quarterly basis for the foreseeable future. We have incurred significant net losses in the past and expect these losses to continue to increase from current levels as we grow our business by hiring additional employees, increasing our marketing expenses to build our brand and increasing our capital expenditures. We incurred net losses of $992,000 and $2.0 million for the three and six months ended June 30, 2000, respectively, $8.8 million for the year ended December 31, 1999, $4.1 million and $5.2 million for the three and six months ended June 30, 1999, respectively, and $1.2 million for the year ended December 31, 1998. We intend to spend more than $25.0 million in the second half of 2000 and more than $70.0 million in 2001 on sales and marketing, and over $7.0 million in the second half of 2000 and more than $20.0 million in 2001 in capital expenditures. Furthermore, given the rapidly evolving nature of our business and our limited operating history as a competitive registrar, our operating results are difficult to forecast, and period-to-period comparisons of our operating results will not be meaningful and should not be relied upon as an indication of future performance. Due to these and other factors, many of which are outside our control, quarterly operating results may fluctuate significantly in the future.

Results of Operations

         Because we began operating as a domain name registrar only in the second quarter of 1999 and generated only limited revenues from domain name registration services prior to this time, we believe that second quarter and first semester comparisons of 1999 against 2000 are not meaningful and you should not rely upon them as indications of our future performance.

         We anticipate that in future periods net revenues from domain name registrations will be the largest component of our net revenues and cost of domain name registrations will be the largest component of our cost of revenues.

         The following table presents selected statement of operations data for the periods indicated as a percentage of net revenues. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                             Three months ended June 30,                Six months ended June 30,
                                              1999                2000                   1999              2000
                                              ----                ----                   ----              ----
Net revenues                                   100%               100%                   100%              100%
Cost of revenues                                15                 26                     14                29
                                             -----              -----                  -----             -----
Gross Profit                                    85                 74                     86                71
                                             -----              -----                  -----             -----
Operating expenses
      Sales & marketing                         66                 82                     76                68
      Research & development                    23                  6                     27                 6
      General & administrative                  13                  8                     18                10
      Non-cash compensation                    259                  2                    200                 4
      Amortization of Goodwill and
           other intangibles                     0                  1                      0                 1
                                             -----              -----                  -----             -----
Total operating expenses                       361                 99                    321                89
                                             -----              -----                  -----             -----
Loss from operations                          (277)               (25)                  (235)              (18)
Other income (expenses), net                     5                 13                      4                12
                                             -----              -----                  -----             -----
Net income (loss)                             (272)%              (12)%                 (231)%              (6)%
                                             =====              =====                  =====             =====

Six months ended June 30, 1999 and 2000

Net Revenues

     Total net revenues increased from $2.3 million for the six months ended June 30, 1999 to $32.7 million for the six months ended June 30, 2000.


     Domain Name Registrations. Revenues from domain name registrations increased from $376,000 for the six months ended June 30, 1999 to $25.6 million for the six months ended June 30, 2000. This increase was primarily from the shift in our business from serving as a distributor of domain names to serving as a generic top level domain name registrar in June 1999. Additionally, we had $2.4 million of deferred revenue, net from domain name registrations at June 30, 1999, while deferred revenue, net was $86.4 million at June 30, 2000. We anticipate that revenues from domain name registrations will increase in absolute dollars in future periods as a result of recognition of deferred revenues, growth in the market for domain name registrations, renewals and transfers and the implementation of our business strategy. For the three months ended December 31, 1999, we registered 308,000 domain names in the .com, .net and .org domains, in the three months ended March 31, 2000, we registered 908,000 domain names in these domains, and in the three months ended June 30, 2000, we registered 678,000 domain names in these domains. We believe that the number of domain name registrations for the first quarter of this year was unusually high for various reasons which we believe include heightened awareness of the opportunity to register domain names and the absence of significant competition for domain name registrations other than from Network Solutions. We believe that the growth experienced in domain name registrations in the first quarter of this year is not an indication of anticipated future growth.

     Online Products and Services. Revenues from online products and services increased 45.9% from $1.0 million for the six months ended June 30, 1999 to $1.5 million for the six months ended June 30, 2000 primarily from increased sales of email and domain name forwarding services. We anticipate that revenues from online products and services will remain relatively flat in the near term as we begin to introduce new online products and services and no longer actively promote our own web-hosting services. We anticipate that these revenues will increase over the long term as we expand our online product and service offerings.

     Advertising. Revenues from advertising increased from $879,000 for the six months ended June 30, 1999 to $5.7 million for the six months ended June 30, 2000 primarily from the increased number of page views and the volume of advertising and sponsorships sold on our www.register.com, FirstStepSite, and FutureSite websites. We anticipate that revenues from advertising in future periods will increase in absolute dollars primarily for the same reasons.


Cost of Revenues

     Total cost of revenues increased from $325,000 for the six months ended June 30, 1999 to $9.4 million for the six months ended June 30, 2000.

     Cost of Domain Name Registrations. Cost of domain name registrations increased from $183,000 for the six months ended June 30, 1999 to $9.3 million for the six months ended June 30, 2000. The increase was primarily from the shift in our business from serving as a distributor of domain names to serving as a generic top level domain name registrar in June 1999. As a distributor, we generally passed through registry costs to the applicable registry or registrar. We anticipate that cost of revenues for domain name registrations will increase in absolute dollars primarily as a result of growth in our domain name registrations and renewals.

     Cost of Online Products and Services. Cost of online products and services decreased from $142,000 for the six months ended June 30, 1999 to $104,000 for the six months ended June 30, 2000. During the first quarter of 2000, there was an increase in cost of online products and services primarily due to the additional depreciation expense associated with the equipment dedicated to our operations to support our growing online product and services offerings. During the second quarter of 2000, we had renegotiations with vendors which resulted in lower costs of sales and a one time adjustment to expenses. The decrease in the cost of online products and services for the six months ended June 30, 1999 as compared to the six months ended June 30, 2000 was primarily a result of the aforementioned negotiations with vendors. We anticipate that these costs will increase in absolute dollars as we expand our online products and services offerings.


Operating Expenses

     Total operating expenses increased from $7.3 million for the six months ended June 30, 1999 to $29.0 million for the six months ended June 30, 2000.

     Sales and Marketing. Sales and marketing expenses increased from $1.7 million for the six months ended June 30, 1999 to $22.2 million for the six months ended June 30, 2000. The increase was primarily from the costs associated with our radio, print media and television advertising campaigns. The radio and print campaign was launched in September 1999, while the television campaign was launched in May 2000. The increase is also due to the increase in salaries associated with newly hired sales, marketing and customer service professionals. We anticipate that sales and marketing expenses will increase substantially in absolute dollars as we expand our domestic and international marketing programs. Additionally, we anticipate increasing our customer service staff and domain name registration sales force to support both the demands of our customers as well as to further our direct and indirect sales strategy for domain name registrations.

     Research and Development. Research and development expenses increased from $624,000 for the six months ended June 30, 1999 to $2.0 million for the six months ended June 30, 2000. The increase resulted primarily from salaries associated with newly hired technology personnel to support our growth. We anticipate that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing and modifying our systems to grow our business.

     General and Administrative. General and administrative expenses increased from $402,000 for the six months ended June 30, 1999 to $3.3 million for the six months ended June 30, 2000. The increase was primarily from salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase in absolute dollars to support our overall growth including increased expenses relating to our new responsibilities as a public company.

     Non-cash Compensation. Non-cash compensation expenses decreased from $4.5 million for the six months ended June 30, 1999 to $1.3 million for the six months ended June 30, 2000. For the six months ended June 30, 1999, the non-cash compensation was primarily associated with the modification of warrants previously granted to some of our stockholders and issuance of warrants in connection with a financial consulting agreement, and a minimal portion of the expense was the result of the amortization of deferred compensation related to employee stock options. For the six months ended June 30, 2000, the non-cash compensation was primarily attributable to the amortization of deferred compensation related to employee stock options.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangible items was $298,000 for the six months ended June 30, 2000 and related to the goodwill and intangible items associated with our acquisition of Inabox. We had no amortization of goodwill for the six months ended June 30, 1999.


Other Income (Expenses), Net.

     Other income, net consists primarily of interest income net of interest expense. Other income, net increased from $83,000 for the six months ended June 30, 1999 to $3.8 million for the six months ended June 30, 2000. The increase was primarily from interest earned on our cash balance as a result of our equity financings, including our initial public offering and cash provided by operations.


Net Loss

     Net loss decreased $3.2 million to $2.0 million in the six months ended June 30, 2000 from $5.2 million in the six months ended June 30, 1999.

Three months ended June 30, 1999 and 2000

Net Revenues

         Total revenues increased from $1.5 million for the three months ended June 30, 1999 to $20.2 million for the three months ended June 30, 2000.

         Domain Name Registrations. Revenues from domain name registrations increased from $291,000 for the three months ended June 30, 1999 to $16.1 million for the three months ended June 30, 2000. This increase was primarily from the shift in our business from serving as a distributor of domain names to serving as a generic top level domain name registrar in June 1999. Additionally, our deferred revenue, net from domain name registrations at June 30, 1999, was $2.4 million, while deferred revenue, net was $86.4 million at June 30, 2000. We anticipate that revenues from domain name registrations will increase in absolute dollars in future periods as a result of recognition of deferred revenues, growth in the market for domain name registrations, renewals and transfers and the implementation of our business strategy. For the three months ended December 31, 1999, we registered 308,000 domain names in the .com, .net and .org domains, and in the three months ended March 31, 2000, we registered 908,000 domain names in these domains, and in the three months ended June 30, 2000, we registered 678,000 domain names in these domains. We believe that the number of domain name registrations for the first quarter of this year was unusually high for various reasons which we believe include heightened awareness of the opportunity to register domain names and the absence of significant competition for domain name registrations other than from Network Solutions. We believe that the growth experienced in domain name registrations in the first quarter of this year is not an indication of anticipated future growth.

         Online Products and Services. Revenues from online products and services increased 50.8% from $561,000 for the three months ended June 30, 1999 to $846,000 for the three months ended June 30, 2000 primarily from increased sales of email and domain name forwarding services. We anticipate that revenues from online products and services will remain relatively flat in the near term as we begin to introduce new online products and services and no longer actively promote our own web-hosting services. We anticipate that these revenues will increase over the long term as we expand our online product and service offerings.

         Advertising. Revenues from advertising increased from $670,000 for the three months ended June 30, 1999 to $3.3 million for the three months ended June 30, 2000 primarily from the increased number of page views and the volume of advertising and sponsorships sold on our www.register.com, FirstStep, and FutureSite websites. We anticipate that revenues from advertising in future periods will increase in absolute dollars primarily for the same reasons.

Cost of Revenues

         Total cost of revenues increased from $233,000 for the three months ended June 30, 1999 to $5.3 million for the three months ended June 30, 2000.

         Cost of Domain Name Registrations. Cost of domain name registrations increased from $99,000 for the three months ended June 30, 1999 to $5.3 million for the three months ended June 30, 2000. The increase was primarily from the shift in our business from serving as a distributor of domain names to serving as a generic top level domain name registrar in June 1999. As a distributor, we generally passed through registry costs to the applicable registry or registrar. We anticipate that cost of revenues for domain name registrations will increase in absolute dollars primarily as a result of growth in our domain name registrations and renewals.

         Cost of Online Products and Services. Cost of online products and services decreased from $133,000 for the three months ended June 30, 1999 to $11,000 for the three months ended June 30, 2000. The decrease was primarily due to renegotiations with vendors which resulted in lower costs of sales and a one time adjustment to expenses. We anticipate that these costs will increase in absolute dollars as we expand our online products and services offerings.

Operating Expenses

         Total operating expenses increased from $5.5 million for the three months ended June 30, 1999 to $18.6 million for the three months ended June 30, 2000.

         Sales and Marketing. Sales and marketing expenses increased from $998,000 for the three months ended June 30, 1999 to $15.0 million for the three months ended June 30, 2000. The increase was primarily from the costs associated with our radio, print media and television advertising campaign. The radio and print campaign was launched in September 1999, while the television campaign was launched in May 2000. The increase is also due to the increase in salaries associated with newly hired sales, marketing and customer service professionals. We anticipate that sales and marketing expenses will increase substantially in absolute dollars as we expand our domestic and international marketing programs. Additionally, we anticipate increasing our customer service staff and domain name registration sales force to support both the demands of our customers as well as to further our direct and indirect sales strategy for domain name registrations.

         Research and Development. Research and development expenses increased from $357,000 for the three months ended June 30, 1999 to $1.2 million for the three months ended June 30, 2000. The increase resulted primarily from salaries associated with newly hired technology personnel to support our growth. We anticipate that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing and modifying our systems to grow our business.

         General and Administrative. General and administrative expenses increased from $200,000 for the three months ended June 30, 1999 to $1.6 million for the three months ended June 30, 2000. The increase was primarily from salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase in absolute dollars to support our overall growth including increased expenses relating to our new responsibilities as a public company.

         Non-cash Compensation. Non-cash compensation expenses decreased from $3.9 million for the three months ended June 30, 1999 to $458,000 for the three months ended June 30, 2000. For the three months ended June 30, 1999, the non-cash compensation was primarily associated with the modification of warrants previously granted to some of our stockholders and issuance of warrants in connection with a financial consulting agreement, and a minimal portion of the expense was the result of the amortization of deferred compensation related to employee stock options. For the three months ended June 30, 2000, the non-cash compensation was primarily attributable to the amortization of deferred compensation related to employee stock options.

      Amortization of Goodwill and Other Intangible Items. Amortization of goodwill and other intangible items was $298,000 for the three months ended June 30, 2000 and related to the goodwill and intangible items associated with our acquisition of Inabox. We had no amortization of goodwill for the three months ended June 30, 1999.

Other Income (Expenses), Net.

         Other income, net consists primarily of interest income net of interest expense. Other income, net increased from $71,000 for the three months ended June 30, 1999 to $2.7 million for the three months ended June 30, 2000. The increase was primarily from interest earned on our cash balance as a result of our equity financings, including our initial public offering and cash provided by operations.

Net Loss

      Net loss decreased $3.1 million to $1.0 million in the three months ended June 30, 2000 from $4.1 million in the three months ended June 30, 1999.

Liquidity and Capital Resources

     Historically, we funded our operations and met our capital expenditure requirements primarily through private sales of equity securities, cash generated from operations, and borrowings. We issued 5,222,279 shares of our common stock to the public on March 3, 2000, which generated approximately $115.3 million after deducting the underwriting discount and other offering expenses.

     Net cash used in operating activities was $574,000 for the six months ended June 30, 1999. The principal use of cash during this period was to fund our losses from operations. Our business generated $22.5 million of cash from operations during the six months ended June 30, 2000. This cash generated from operations was primarily due to increased domain name registrations.

     Net cash used for investing activities was $962,000 and $30.7 million for the six months ended June 30, 1999 and 2000, respectively. For the six months ended June 30, 1999, cash used for investing activities related primarily to the purchase of property and equipment and investment in our systems infrastructure. For the six months ended June 30, 2000, cash used for investing activities related to the purchase of property plant and equipment, investment in our systems infrastructure, our investment in GreatDomains.com, our acquisition of Inabox, and our investment in short-term investments.

     We generated $19.7 million and $115.7 million in cash from financing activities for the six months ending June 30, 1999 and 2000, respectively. For the six months ended June 30, 1999, substantially all of the financing activities were private sales of equity securities. For the six months ended June 30, 2000, substantially all of these financing activities were attributable to our initial public offering.

     Although we have no material commitments for capital expenditures or other long-term obligations, we anticipate that we will substantially increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the addition of new products and services, implementation of additional co-location facilities and various capital expenditures associated with expanding our facilities. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We intend to spend over $25.0 million in the second half of 2000 on sales and marketing and over $7.0 million on capital expenditures in the second half of 2000 and over $20.0 million in 2001, and we believe that our existing cash and cash from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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


     We have never been profitable. We incurred net losses of approximately $1.2 million for the year ended December 31, 1998, $8.8 million for the year ended December 31, 1999, and $2.0 million for the six months ended June 30, 2000. As of June 30, 2000, our accumulated losses totaled $14.1 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we develop new products and services, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. Accordingly, although we had positive cash flow from operations for the six months ended June 30, 2000 we expect to incur additional losses for the foreseeable future, primarily due to an increase in our sales and marketing expenses to build our brand, which we expect to exceed $25.0 million in the second half of 2000, and to exceed $70.0 million in 2001 and our capital expenditures, which we expect to exceed $7.0 million in the second half of 2000, and to exceed $20.0 million in 2001. These losses are expected to increase from current levels, which in turn will increase our accumulated losses. We cannot assure you that we will become profitable or, if we become profitable, that we will be able to sustain or increase our profitability in the future.


Our earnings will decrease because of stock-based compensation that we have incurred.


     Non-cash compensation expenses are related to grants of common stock, stock options and warrants made to employees, directors, consultants and vendors. For the six months ended June 30, 2000, we recorded a $1.3 million non-cash compensation charge. Based principally on grants of common stock, stock options and warrants made to date, we will record approximately $5.6 million of additional non-cash compensation through 2003 as follows: $900,000 for the remainder of 2000, $1.8 million in each of 2001 and 2002 and $714,000 in 2003 and $359,000 in 2004. These charges will reduce our earnings in future periods.


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

     Before the recent introduction of competition into the domain name registration industry, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com, .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. We face significant competition from Network Solutions as we seek to increase our overall share of the market for domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. Based on its press release dated July 26, 2000, Network Solutions registered approximately 2.1 million net new registrations in the .com, .net and .org domains for the three months ended June 30, 2000, representing approximately 38% of all new registrations in these domains for the period.

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

     The acquisition of Network Solutions by VeriSign, Inc. will likely strengthen Network Solutions' competitive advantage.

     On June 9, 2000, Network Solutions was acquired by VeriSign, Inc. a provider of Internet trust services. In addition to facilitating cross-marketing between the two companies, the merger will strengthen Network Solutions' competitive advantage by enabling it to couple its registration services with an expanded range of products and services that include those offered by VeriSign.


We also face competition from other competitive registrars and others in the domain name registration industry and expect this competition to continue to intensify.


     Competition in the domain name registration services industry will continue to intensify as the number of entrants into the market increases.

     When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface with the Shared Registration System. The Shared Registration System was designed to allow registrars to interface directly with Network Solutions' registry for domain names. The testbed period ended on November 30, 1999. As of July 20, 2000, ICANN had accredited 119 competitive registrars, including us, to register domain names in the .com, .net and .org domains. As of July 20, 2000, Network Solutions and 54 other registrars, not including us, were registering domain names in these domains. An additional 63 registrars have been accredited to register but are not yet registering domain names, and 10 registrars have qualified to register domain names but have not yet signed the agreements required by ICANN and Network Solutions. We face substantial competition from competitive registrars and others in that:

   o many accredited registrars that are not currently registering domain names may begin to do so in the near future;

   o many companies that are not accredited registrars offer domain name registrations through a competing accredited registrar's system; and

   o ICANN will continue to accredit new registrars to register domain names in the .com, .net and .org domains.

The continued introduction of competitive registrars into the domain name registration industry as well as the growth of the competitive registrars who have entered the industry have made it difficult for us to maintain our current market share and contributed to a decline in the number of registrations we performed in the second quarter of this year as compared to the first quarter. BulkRegister.com has registered a significant number of domain names in the first half of 2000, and, according to their press release dated July 28, 2000, they registered more domain names in the .com, .net and .org domains than we did during the three months ended June 30, 2000. If we continue to lose market share and experience a decline in registrations it would materially adversely affect our business, financial condition and results of operations. Also, as a result of increased competition, our period-over-period growth rates are likely to fluctuate over time.


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


Competition in the domain name registration industry could force us to reduce our prices for our core products and services which would negatively impact our results of operations.


     Because competition in the domain name registration industry is in its early stages, we may be required, by market factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services. Some of our competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee. Other competitors, including Network Solutions, have reduced their pricing for domain name registrations during the past six months both for short-term promotions and on a permanent basis. Further, some of our competitors are offering domain name registrations for free and derive their revenues from other sources. In response to competitive challenges, we are experimenting with different price points for our products and services. In addition, we recently added product and service offerings to expand into different segments of the domain name registration market we did not previously serve. These include registrations offered at a substantial discount to our standard registration fees targeted for bulk customers and free domain names for consumers, limited to one name per customer as identified by a unique email address. Each of these new offerings also includes a reduced level of value-added services. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our results of operations.


If the market for domain names does not continue to grow at the same rate, our net revenues from domain name registrations may fall below anticipated levels.


     The domain name market is still in its early stages of development and we cannot assure you that it will continue to experience the same high level of growth it has experienced in the past. As a result, our period-over-period growth rates may decline as it did last quarter. For the three months ended, June 30, 2000, we registered approximately 678,000 domain names in the .com,
 .net and .org domains, representing a decrease of 25% over the approximately 908,000 domain names we registered in these domains, for the three months ended March 31, 2000.

If we fail to become accredited to offer domain names in additional generic top level domains that are introduced, or our customers turn to other registrars for these registration needs, our business, financial condition and results of operations would be materially adversely affected.

     Based on actions taken at the July 2000 ICANN board meeting, we expect that ICANN will approve the introduction of new generic top level domains, such as .web, .firm or .store for introduction by the end of this year or the beginning of next year. We cannot assure you that, once introduced, we will be accredited to offer registrations in these domains or that customers will rely on us to provide registration services within these domains. Our business, financial condition and results of operations would be materially adversely affected if substantial numbers of our customers turn to other registrars for these registration needs.


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

   o potential disputes with the sellers of acquired businesses, technologies, services or products; and

   o alter or add to our business model in ways that might impact upon our accreditation status with ICANN.

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

     Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services, including website applications that enable electronic commerce and other business services, to our customers. We expect to incur significant costs in acquiring, developing and marketing these new products and services. Domain name registration services generated approximately 78% of our net revenues during the six months ended June 30, 2000. If we fail to offer products and services that meet our customers' needs, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset these related costs and we will remain dependent on domain name registrations as a primary source of revenue.


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

     The growth of our business depends in part on our customers' renewal of their domain name registrations through us. Having only recently become an accredited registrar, we have only limited experience with registration renewals for .com, .net and .org domains and for country code domain names. In addition, we cannot predict the volume of registration renewals we should expect or assure you that all our customers will renew their registrations through us. If our customers decide, for any reason, not to renew their registrations through us, our business, financial condition and results of operations would be materially adversely affected.


Rapid growth in our business could strain our managerial, operational, financial, accounting and information systems, customer service staff and office resources.

     The anticipated future growth necessary to expand our operations will place a significant strain on our resources. In order to achieve our growth strategy, we will need to expand all aspects of our business, including our computer systems and related infrastructure, customer service capabilities and sales and marketing efforts. The demands on our network infrastructure, technical staff and technical resources have grown rapidly with our expanding customer base. During the six months ended June 30, 2000, our number of full-time employees grew from approximately 122 to approximately 211. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate the anticipated growth of our customer base. We also expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. If we fail to manage our growth effectively, our business, financial condition and results of operation could be materially adversely affected.

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

     Our success depends in large part on the contributions of our senior management team and technology personnel and in particular Richard D. Forman, our President and Chief Executive Officer. We face intense competition in hiring and retaining personnel from a number of sectors, including technology and Internet companies. Many of these companies have greater financial resources than we do to attract and retain qualified personnel. In addition, although we maintain employment agreements with Mr. Forman, and Jack S. Levy, our General Counsel, a letter agreement setting forth the terms of employment of Cindy E. Horowitz, our Chief Financial Officer, and a severance agreement with Alan G. Breitman, our Vice President of Finance and Accounting, we have not in the past executed, and do not have any current plans to execute, employment agreements with our other employees. As a result, we may be unable to retain our employees or attract, integrate, train and retain other highly qualified employees in the future. If we fail to attract new personnel or retain and motivate our current personnel, our business, financial condition and results of operations could be materially adversely affected.


We intend to enter the secondary market for domain names in the near future. We cannot assure you that ICANN will not impose restrictions on the ability of accredited registrars to conduct business in this sector or that we will be able to generate revenues or profits from operations in this market.

     The secondary market for domain names is still in its nascent stages of development. ICANN may adopt measures that will restrict the ability of accredited registrars to offer products and services in this area. As a result of recent actions by ICANN we are uncertain as to what restrictions if any ICANN would impose on us in terms of integrating new secondary market operations with our current operations. Afternic.com operates a domain name auction site. After initially refusing to approve the accreditation of Afternic.com's affiliate as a registrar, ICANN entered into a settlement agreement with Afternic.com whereby ICANN approved the accreditation of the affiliate but limited the ability of Afternic.com and its affiliate to integrate their operations.

     In addition, because the industry is so new we cannot accurately predict when or the extent to which we will be able to generate revenues from this sector or if we would be profitable in this sector.


Our business will suffer if we fail to build awareness of our brand name.

     Building recognition of our brand is critical to attracting additional traffic and customers to our website, new business alliances, acquisition candidates, advertisers and employees. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes mass market and multimedia advertising, promotional programs and public relations activities. We intend to make significant expenditures, over $25.0 million in the second half of 2000 and more than $70.0 million in 2001, on sales and marketing expenses. These expenditures may not result in an increase in net revenues sufficient to cover these expenses. We cannot assure you that promoting our brand name will increase our net revenues. Accordingly, if we incur expenses in promoting our brand without a corresponding increase in our net revenues, our business, financial condition and results of operations would be materially adversely affected.


Our ability to register domain names in the .com, .net and .org domains depends upon the continued availability and functionality of the Shared Registration System.

     The success of our business as a competitive registrar depends upon the continued availability and functionality of the Shared Registration System, which is maintained by Network Solutions, and its ability to adapt to an expanding market for domain name registrations. As of July 20, 2000, Network Solutions and 54 other registrars, not including us, were registering domain names through the Shared Registration System. The 63 other accredited registrars and the 10 registrars that have qualified for accreditation but not yet signed the requisite agreements may begin using the system at any time. Because the Shared Registration System has been in general use only since April 1999, we cannot assure you that it will be able to handle the growing traffic generated by large numbers of registrars or registrations. Our ability to provide domain name registration services in the
 .com, .net and .org domains would be materially harmed by any failure of the Shared Registration System to accommodate our registration needs.


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


     As part of our marketing and distribution agreement with Concentric Network Corporation, we have agreed that no more than four service providers, one of which must be Concentric, may market, advertise or otherwise promote their web-hosting services on our website. This agreement expires on December 31, 2001 and may be renewed by the parties for an additional year. Accordingly, we are severely restricted in our ability to enter agreements with other providers of these services.


We cannot assure you that our standard agreements will be enforceable.


     In order to register a domain name, our customers must execute our standard registration agreement as part of the process of registering a domain name. This agreement contains a number of provisions intended to limit our potential liability arising from our registration of domain names for our customers including liability resulting from our failure to register or maintain domain names. As most of our customers register their domain names online, execution of the registration agreement by these customers occurs electronically. If a court were to find that our registration agreement is unenforceable, we could be subject to liability that could have a materially adverse effect on our business, financial condition or results of operations.


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


     As a registrar of domain names and a provider of web-hosting services, and if we become a participant in the secondary market for domain names we may be subject to various claims, including claims from third parties asserting that their rights have been infringed by domain names registered or websites hosted on behalf of other parties.


     We may be subject to various claims, including trademark infringement, unfair competition and violations of publicity and privacy rights, to the extent that such parties consider their rights to be violated by the registration of particular domain names by other parties or our hosting of third-party websites or secondary market activities we may undertake in the future. If these claims against us are successful, our business, financial condition and results of operations could be materially adversely affected.

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


     Our network and communications systems are located at Exodus Communications' hosting facility in Jersey City, New Jersey, Globix Corporation's hosting facility in New York, New York and AT&T Corp.'s hosting facility in New York, New York. We are currently building out our systems located at AT&T Corp.'s hosting facility and may in the future add a fourth facility to make our systems geographically redundant. We cannot assure you that when this build out is complete, if at all, our systems will be geographically redundant. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error or other similar disruptive problems could also adversely affect our systems. We do not carry business interruption insurance. Accordingly, any significant damage to our systems would have a material adverse effect on our business, financial condition and results of operations.


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


     The Internet is expected to continue to develop at a rapid rate. This development may include changes in the administration or operation of the Internet, which could include the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain name system. While we are not aware of any alternative systems currently in use or being developed, widespread acceptance of any alternative systems would eliminate the need to register a domain name to establish an online presence and could materially adversely affect our business, financial condition and results of operations.


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


     Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Advertising revenues constituted 17% of our net revenues for the six months ended June 30, 2000. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising. These factors could materially adversely affect our business, financial condition and results of operations.

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

     In addition, although established case law and statutory law have, to date, shielded us from liability relating to cybersquatting registrations on our site in the primary registration market, no case law, statutory law or accepted practice would shield us in the secondary market. If we enter the secondary market as we intend, we cannot predict what our potential liabilities may be with respect to allegations that our participation in that market facilitates cybersquatting.

     The Federal Trade Commission and other federal and state agencies have been investigating Internet companies regarding their use of personal information. The federal government recently enacted legislation protecting the privacy of consumers' nonpublic personal information. We cannot assure you that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Our failure to comply with existing laws, including those of foreign countries, or the adoption of new laws or regulations that require us to change the way we conduct our business, could make it cost-prohibitive to operate our business and prevent us from pursuing our business strategies.

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

   o announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions such as stock splits; and

   o industry conditions and trends.

     The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of the securities of Internet-related companies. These fluctuations may adversely affect the market price of our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

     As of June 30, 2000, our directors, executive officers and principal stockholders beneficially owned approximately 42.5% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.


Shares eligible for public sale could adversely affect our stock price.

     In addition to the shares sold in our initial public offering, 498,110 shares are currently eligible for resale in the public markets. After August 29, 2000, 23,929,086 additional shares will become available for sale in the public markets upon the expiration of lock-up agreements executed in connection with our initial public offering. Deutsche Bank Securities may waive the lock-up restrictions at our request or upon the request of a stockholder. In evaluating whether to grant such a request, Deutsche Bank Securities may consider a number of factors with a view toward maintaining an orderly market for, and minimizing volatility in the market price of, our common stock. These factors include, among other, the number of shares involved, recent trading volume and prices of the stock, the length of time before the lock-up expires and the reasons for, and the timing of, the request.

     As of June 30, 2000 existing stockholders owning an aggregate of 17,901,300 shares of common stock and common stock issuable upon the exercise of warrants had the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to any material interest rate risk because a majority of our investments are in fixed-rate, short-term securities. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. We did not have any foreign currency hedging or derivative instruments as of June 30, 2000.

         We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. We have no long term debt.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a)  N/A

(b)  N/A

(c)  Recent Sales of Unregistered Securities

         In connection with our acquisition of Inabox, Inc. On June 6, 2000, we acquired all of the outstanding capital stock of Inabox, Inc. through a merger for $1.0 million in cash and we issued 280,019 shares of our common stock to the stockholders of Inabox. The total value of the transaction was approximately $11.7 million. An additional 20,000 shares may be issued in the event Inabox meets conditions specified in the Merger Agreement.

         These issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). No underwriters were involved with these transactions.

(d)  Use of Proceeds

         Through June 30, 2000, Register.com has used $58.4 million of the net proceeds from the initial public offering for general working capital (including the payment of taxes), $1.0 million as payment in the Inabox transaction and $3.3 million for capital expenditures. Register.com has invested the remainder of the net proceeds in short-term, interest bearing, investment grade obligations pending their use for other purposes.

Item 6.  Exhibits and Report on Form 8-K

(a)  Exhibits

Number      Description
------      -----------

4.3.2       Registration Rights Agreement, dated June 4, 2000.
10.3.2 Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com.
10.11.2 Amendment No. 1, dated as of June 30, 2000, to Joint Marketing and Distribution Agreement with Concentric Network Corporation.
10.14       Severance Agreement, dated June 9, 2000, with Alan G. Breitman.
10.15       Letter Agreement, dated July 7, 2000, with Cindy E. Horowitz.
27.1        Financial Data Schedule.

(b) The following report on Form 8-K was filed during the quarter ended June 30, 2000:

On June 19, 2000, we filed a report on Form 8-K, pursuant to Item 2 of such form, to report that on June 4, 2000, we acquired all of the outstanding capital stock of Inabox Inc., a technology firm specializing in the design and development of online building tools for Internet service providers (ISPs), web-hosting companies and community sites.


Item 7.  Signatures

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    REGISTER.COM, INC.


Date:  August 14, 2000              By:      /s/  Alan G. Breitman
                                             ---------------------
                                    Name:    Alan G. Breitman (Principal
                                             Financial and Accounting Officer)
                                    Title:   Vice President of Finance and
                                             Accounting