Form 10-Q
period 2000-09-30
REGISTER COM INC
filed 2000-11-14
CIK 1091284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-29739

                               Register.com, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     11-3239091
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

575 Eighth Avenue, 11th Floor, New York, New York              10018
-------------------------------------------------           ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of November 11, 2000, there were 36,772,772 shares of the registrant's common stock outstanding.

                               Register.com, Inc.
                                    FORM 10-Q

                                      INDEX


PART I. CONSOLIDATED FINANCIAL INFORMATION........................................................................2

      Item 1. Consolidated Financial Statements...................................................................2

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............8

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................40

PART II. OTHER INFORMATION.......................................................................................40

      Item 1. Changes in Securities and Use of Proceeds..........................................................40

      Item 2. Exhibits and Report on Form 8-K....................................................................40

      Item 3. Signatures.........................................................................................42


PART I.  CONSOLIDATED FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                               Register.com, Inc.
                           Consolidated Balance Sheet

                                                                                      December 31,     September 30,
                                                                                          1999             2000
                                                                                      ------------     -------------
                                                                                                        (Unaudited)
Assets
Current assets
Cash and cash equivalents................................................            $  40,944,122     $  85,572,375
Short-term investments...................................................                4,723,050        54,267,946
Accounts receivable, less allowance of $314,516
   and $1,211,787 (unaudited), respectively..............................                2,516,186         6,475,987
Prepaid domain name registry fees........................................                4,954,730        16,135,085
Deferred tax asset.......................................................                8,578,045        22,307,550
Prepaid income taxes.....................................................                        -         6,343,486
Deferred offering costs..................................................                  390,000                 -
Other current assets.....................................................                  195,196         2,024,739
                                                                                     -------------     -------------
Total current assets.....................................................               62,301,329       193,127,168
                                                                                     -------------     -------------
Fixed assets, net........................................................                2,458,386         8,773,936
Prepaid domain name registry fees, net of current portion................                3,576,331         5,027,704
Other Investments........................................................                        -         3,000,000
Available-for-sale securities............................................                        -        25,025,840
Goodwill and other intangibles, net......................................                        -        57,298,676
                                                                                     -------------     -------------
Total assets.............................................................            $  68,336,046     $ 292,253,324
                                                                                     =============     =============
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses....................................            $   8,513,079     $  12,523,979
Income taxes payable.....................................................                5,608,198                 -
Deferred revenue, net....................................................               18,193,871        70,242,373
Capital lease obligations, current portion...............................                    5,967                 -
Other current liabilities................................................                  166,857         1,912,478
                                                                                     -------------     -------------
Total current liabilities................................................               32,487,972        84,678,830
                                                                                     -------------     -------------
Deferred revenue, net of current portion.................................               13,907,361        22,123,009
Capital lease obligations, net of current portion........................                   27,858                 -
                                                                                     -------------     -------------
Total liabilities........................................................            $  46,423,191    $  106,801,839
                                                                                     -------------     -------------
Commitments and contingencies
Stockholders' equity
Preferred stock -- $.0001 par value, 5,000,000 shares authorized; Series
   A convertible preferred; 4,694,333 issued and outstanding at December 31,
   1999 and none issued and outstanding at September 30, 2000
   (liquidation preference of $16,094,844)...............................                      469                 -
Common stock -- $.0001 par value, 200,000,000 shares authorized;
   21,065,047 shares issued and outstanding at December 31, 1999, and
   36,731,708 issued and outstanding at September 30, 2000...............                    2,106             3,673
Additional paid-in capital...............................................               36,709,821       204,908,931
Unearned compensation....................................................               (2,647,770)       (5,181,728)
Accumulated deficit......................................................              (12,151,771)      (14,279,391)
                                                                                     -------------     -------------
Total stockholders' equity...............................................               21,912,855       185,451,485
                                                                                     -------------     -------------
Total liabilities and stockholders' equity...............................            $  68,336,046     $ 292,253,324
                                                                                     =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Register.com, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                          Three months ended             Nine months ended
                                             September 30,                 September 30,
                                           1999           2000           1999          2000
                                        ----------    -----------    -----------  ------------
Net revenues.........................  $ 2,186,342    $24,572,134    $ 4,455,404  $ 57,239,890
Cost of revenue......................    1,096,779      6,546,454      1,421,562    15,934,154
                                       -----------    -----------    -----------  ------------
Gross Profit.........................    1,089,563     18,025,680      3,033,842    41,305,736
                                       -----------    -----------    -----------  ------------
Operating costs and expenses
Sales and marketing..................    2,897,858     14,309,163      4,615,621    36,462,550
Research and development.............      470,120      1,353,845      1,093,672     3,307,942
General and administrative (exclusive
   of non-cash compensation).........      552,097      3,618,042        954,422     6,960,121
Non-cash compensation................       41,442        445,495      4,572,257     1,735,588
Amortization of goodwill and other
   intangibles.......................            -      1,389,737              -     1,688,192
                                       -----------    -----------    -----------  ------------
Total operating costs and expenses...    3,961,517     21,116,282     11,235,972    50,154,393
                                       -----------    -----------    -----------  ------------
Loss from operations.................   (2,871,954)    (3,090,602)    (8,202,130)   (8,848,657)
Other income.........................      335,893      2,946,006        419,066     6,721,037
                                       -----------    -----------    -----------   -----------
Net loss.............................  $(2,536,061)    $ (144,596)   $(7,783,064)  $(2,127,620)
                                       ===========     ==========    ===========   ===========

Basic and diluted earnings (net
   loss) per share...................       $(0.15)        $(0.00)        $(0.42)       $(0.07)
                                       ===========     ==========    ===========   ===========
Weighted average shares used in
   basic and diluted net loss per
   share.............................   17,295,882     32,810,931     18,368,102    29,550,167
                                       ===========     ==========    ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Register.com, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                    Nine months ended September 30,
                                                                                    -------------------------------
                                                                                         1999              2000
                                                                                         ----              ----
Cash flows from operating activities
Net loss........................................................................     $(7,783,064)     $(2,127,620)
Adjustments to reconcile net loss to net cash provided by operating activities
   Deferred revenues............................................................      12,805,937       60,264,150
   Depreciation and amortization................................................         276,406        2,738,164
   Compensatory stock options and warrants expense..............................       4,572,257        1,735,588
   Deferred income taxes........................................................      (2,190,765)     (13,729,505)
Changes in assets and liabilities affecting operating cash flows
   Accounts receivable..........................................................      (1,186,886)      (3,959,801)
   Prepaid domain name registry fees............................................      (3,456,786)     (12,631,728)
   Prepaid income taxes.........................................................               -       (6,343,486)
   Other current assets.........................................................        (145,540)      (1,829,543)
   Other assets.................................................................          30,643                -
   Accounts payable and accrued expenses........................................       4,792,523        4,010,900
   Income taxes payable.........................................................       2,190,765       (5,608,198)
   Other current liabilities....................................................         132,595        1,745,621
                                                                                     -----------      -----------
     Net cash provided by operating activities..................................      10,038,085       24,264,542
                                                                                     -----------      -----------
Cash flows from investing activities
   Purchases of fixed assets....................................................      (2,021,792)      (7,365,522)
   Deferred offering costs......................................................               -          390,000
   Purchases of investments.....................................................        (551,050)     (77,570,736)
   Acquisitions, net............................................................               -      (11,021,202)
                                                                                     -----------      -----------
     Net cash used in investing activities......................................      (2,572,842)     (95,567,460)
                                                                                     -----------      -----------
Cash flows from financing activities
   Repayment of notes payable...................................................         (52,040)               -
   Net proceeds from issuance of common stock and warrants......................       6,693,498      115,964,996
   Net proceeds from issuance of preferred stock and warrants...................      18,130,796                -
   Principal payments on capital lease obligations..............................          (7,618)         (33,825)
                                                                                     -----------      -----------
   Net cash provided by financing activities....................................      24,764,636      115,931,171
                                                                                     -----------      -----------
Net increase in cash and cash equivalents.......................................      32,229,879       44,628,253
Cash and cash equivalents at beginning of period................................       1,284,648       40,944,122
                                                                                     -----------      -----------
Cash and cash equivalents at end of period......................................     $33,514,527      $85,572,375
                                                                                     ===========      ===========
Supplemental disclosure of cash flow information
   Cash paid for interest.......................................................           4,451           15,493
   Cash paid for income taxes...................................................               -       25,197,509



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Register.com, Inc.
              Notes to Unaudited Consolidated Financial Statements

1.       Nature of Business and Organization

Nature of Business

         Register.com, Inc. (the "Company" or "Register.com") provides Internet domain name registration and other online services such as web-hosting, email, domain name forwarding and advertising. The Company also markets software for creation of Internet websites and, through its subsidiary Afternic.com, Inc., provides a secondary market for the purchase and sale of domain names as well as appraisal and escrow services.

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

Principals of Consolidation

         The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

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

2.       Summary of Significant Accounting Policies

Interim Financial Statements

         The interim unaudited consolidated financial statements have been prepared by Register.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Register.com considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of Register.com at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Register.com believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with Register.com's December 31, 1999 audited financial statements and notes thereto included in Register.com's final prospectus filed with the SEC on March 2, 2000 in connection with its initial public offering of common stock.

Revenue Recognition

         The Company's revenues are primarily derived from domain name registration fees, advertising and online products and services.

Domain name registration fees

         Registration fees charged to end-users for registration services are recognized on a straight-line basis over the life of the registration term. Substantially all end-user subscribers pay for services with major credit cards for which the Company receives daily remittances from the credit card processors. A provision for chargebacks from the credit card processors is included in accounts payable and accrued expenses. Such amounts are separately recorded and deducted from gross registration fees in determining net revenues. Referral commissions earned by some of our private label and co-brand partners are deducted from gross registration fees in determining net revenues.

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

3.       Initial Public Offering

         In March 2000, Register.com sold 5,222,279 shares of common stock through its initial public offering including 222,279 shares through an over-allotment option granted to the underwriters. Net proceeds from the offering and over-allotment were approximately $115.3 million, after deducting the discount granted to the underwriters and other offering expenses. At the time of the initial public offering, all of Register.com's preferred stock automatically converted into 4,694,333 shares of common stock.

4.       Investment

         In February 2000, the Company purchased 476,784 shares of Series A Convertible Preferred Stock and warrants to acquire an additional 95,357 shares of Series A Convertible Preferred Stock of Great Domains.com, Inc. ("Great Domains"), representing approximately 10% of the outstanding voting stock of Great Domains, for $2,500,000.

5.       Acquisitions

         In June 2000, the Company, through a newly formed wholly-owned subsidiary, acquired all of the outstanding capital stock of Inabox, Inc. for $1.0 million cash and 280,019 shares of the Company's common stock. The total value of the transaction at the time of the acquisition was approximately $11.7 million. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired, or approximately $11.6 million has been allocated to goodwill and other intangibles and is being amortized on a straight-line basis over a period of 39 months.

         In September 2000, the Company, through a newly formed wholly-owned subsidiary, acquired Afternic.com, Inc. for $10.0 million cash and the issuance of 4,378,289 shares of our common stock to the stockholders of Afternic.com, a portion of which cash and stock was used to satisfy existing obligations of Afternic.com. The total value of the transaction at the time of the acquisition was approximately $47.3 million. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired, of approximately $47.3 million has been preliminarily allocated to goodwill and other intangibles and is being amortized on a straight-line basis over a period of 48 months.

6.       Subsequent Events

         In October 2000, Great Domains was purchased by VeriSign, Inc. and the Company received $2,887,407 and 44,294 restricted shares of VeriSign common stock in consideration for the equity security of Great Domains that it held.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Overview

         We are a provider of Internet domain name registration services worldwide for individuals and businesses that wish to have a unique address and branded identity on the Internet. Domain names serve as part of the infrastructure for Internet communications, including websites, email, audio, video and telephony.

         As the first registrar to compete in the domain registration market after the U.S. government deregulated the industry, we have processed over three million domain registrations since June 1999. Currently, we directly register domain names in the .com, .net and .org top level domains and we also register over 230 country code domains, such as .co.uk for the United Kingdom, .de for Germany and .jp for Japan.

         We believe that we offer a quick and user-friendly registration process as well as responsive and reliable customer support. We also offer a suite of value-added products and services targeted to assist our customers in developing and maintaining their online identities, including:


Products and Services                                        Products and Services
Provided by Us                                               Provided by Others

o    domain name forwarding                                  o   email

o    real-time domain name management                        o   web hosting

o    website-creation tools under the name                   o   submission of domain names to up to 400 search
     FirstStepSite                                               engines

o    domain name re-sale services, such as auctions,         o   trademark monitoring under the name Trademark
     appraisals and escrow services, offered through our         Guardian
     subsidiary Afternic.com

         Our goal is to become a one-stop resource through which our customers will establish, maintain and enhance their presence on the Internet.

         Through our network of indirect channel participants, we also provide telecommunications companies, ISPs and other online businesses and community websites with the ability to offer, brand and manage their own unique version of our domain registration and website creation services.

         We provide offerings for all segments of the domain name registration market. In addition to the register.com-branded products, we offer discounted and free domain name registration with limited functionality and limited customer service registered through NameBargain.com and NameDemo.com.

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

         In September 2000, the Company, through a newly formed wholly-owned subsidiary, acquired Afternic.com, Inc. for $10.0 million cash and the issuance of 4,378,289 shares of our common stock to the stockholders of Afternic.com, a portion of which cash and stock was used to satisfy existing obligations of Afternic.com. This transaction was accounted for using the purchase method of accounting. As a result, Afternic.com's financial results are consolidated with our financial results from the date of acquisition, but did not have a material impact on the period ended September 30, 2000.

Net Revenues

         We derive our net revenues from domain name registrations, online products and services and advertising. Net revenues from domain name registrations consist of fees paid by registrants over the course of the registration period reduced by referral commissions and a provision for credit card chargebacks. We currently earn registration fees in connection with new, renewal, extended and transferred registrations. From June 1999 until January 14, 2000, we offered two-year registration periods for the initial domain name registration in the .com, .net and .org domains with annual renewals and either one- or two-year registration periods for domain names in the country code domains. Beginning January 15, 2000, we supplemented our registration period offerings to include one-, five- and ten-year registration periods for both initial and renewal domain name registrations in the .com, .net and .org domains. Renewal and extension registration periods can be from one to ten years. For our .com, .net and .org domain names, we currently charge $35 per year and offer registration terms of one, two, five and ten years. For our country code domains, we currently charge, on our website, approximately $40 to $299 for one- or two-year registrations. From time to time we run promotional campaigns to acquire additional registrations and customers, including significant free promotions which we ran during the third quarter of 2000. We charge the same rates for renewals as we do for corresponding initial registration periods. Because we only began operating as a registrar in April 1999, we have processed a limited amount of registration renewals. We anticipate that registration renewals will contribute to our net revenues as our customers' initial registrations reach the end of their terms.

         In addition to our standard registration fees, we have a number of different fee structures for our domain registration services. Our Corporate Services department delivers a diversified range of higher-priced services for our corporate customers. We pay referral commissions based on a percentage of the net registration revenues derived from registrations processed through the participants in our network of co-brand websites and those we process though our www.register.com website referred to us by participants in our affiliate network. Participants in our network of private label websites pay us a fee per registration, discounted off of our standard registration fee. In August 2000, we added product and service offerings to expand into different segments of the domain name registration market which we did not previously serve. These include registrations targeted for bulk customers and registered through NameBargain.com at a substantial discount to our standard registration fees and the use of domain names for consumers at no charge registered through NameDemo.com limiting the customer to one name per user as identified by a unique email address and are offered for a duration of one year. Each of these new offerings includes a reduced level of customer service and limited value-added products or services. As a result of expanding into these new segments, we anticipate that in the short-term our overall gross margin will be negatively impacted, but will improve over the long-term if we sell higher margin products and services to these customers.

         Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue when we provide the registration services, including customer service and maintenance of the individual domain name records. ICANN requires us to have reasonable assurance of payment in order to register a domain name. Therefore, we require prepayment via credit card for all online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period while recognizing the revenues over the registration period. For some of our customers who register domain names through our Corporate Services department and for some participants in our network of private label websites, we establish lines of credit based on credit worthiness, thereby reasonably assuring payment.

         Online products and services, which primarily consist of email, domain name forwarding, web hosting, site submission to search engines and software, are sold either as annual or monthly subscriptions, depending on the product or service offering. These revenues are recognized ratably over the period in which we provide our services. Our software revenues consist solely of software sales by our Inabox subsidiary. To date, these software revenues have not been material and we do not expect these revenues to be material for the foreseeable future. We offer web-hosting through our own servers and through web-hosting services provided by third parties. In 1999, we shifted our business model, and have chosen to direct our resources toward our domain name registration business and not toward our own web-hosting business. As such, while we continue to offer our own web-hosting services, we do not actively promote this service and, therefore, do not anticipate significant revenue growth from our own web-hosting service in future periods. We intend, however, to continue actively promoting web-hosting services provided by third parties.

         Advertising revenues are derived from the sale of sponsorships and banner advertisements under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

         Our cost of revenues consists of the costs associated with providing domain name registrations and online products and services. Cost of revenues for domain name registrations primarily consists of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. Through January 14, 2000, we paid a $9 per year registry fee for each .com, .net and
 .org domain name registration. This fee was reduced to $6 per year effective January 15, 2000. We currently pay registry fees of approximately $5 to $250 for, direct, one- or two-year country code domain name registrations. The largest component of our cost of revenues is the registry fees which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

         Cost of revenues for our online products and services consists of fees paid to third-party service providers, depreciation on the equipment used to deliver the services, fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf.

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

Operating Expenses

         Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization of goodwill and other intangible assets. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, registry fees associated with the domain names registered through NameDemo.com or as part of our promotional campaigns offering free registrations and, to a lesser extent, commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services and quality assurance. General and administrative expenses consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees and bad debt accruals. Non-cash compensation expenses are related to grants of common stock, stock options and warrants made to employees, directors, consultants and vendors. Facilities expenses are allocated across our different operating expense categories. In addition to the $4.9 million non-cash compensation charge taken in 1999, we recorded a non-cash compensation charge of $1.7 million for the nine months ended September 30, 2000, and will record approximately $4.8 million in additional non-cash compensation charges through 2004 as follows: $448,000 for the remainder of 2000, $1.8 million in each of 2001 and 2002, $714,000 in 2003 and $59,000 in 2004. These charges primarily relate to the issuance through September 2000 of employee stock options having exercise prices below fair market value on the date of grant. The amortization of goodwill and other intangible assets is associated with our acquisition of Inabox, Inc. in June 2000 and our acquisition of Afternic.com, Inc. in September 2000. The Inabox transaction was valued at approximately $11.7 million of which approximately $11.6 million has been allocated to goodwill and other intangible items. This amount is being amortized on a straight-line basis over 39 months. The Afternic.com transaction was valued at approximately $47.3 million which has been preliminarily allocated in its entirety to goodwill and other intangible items. This amount is being amortized on a straight-line basis over 48 months.

Net Losses

         We have incurred annual and quarterly losses from our operations since our inception. We incurred net losses of $145,000 and $2.1 million for the three and nine months ended September 30, 2000, respectively, $8.8 million for the year ended December 31, 1999, $2.5 million and $7.8 million for the three and nine months ended September 30, 1999, respectively, and $1.2 million for the year ended December 31, 1998. Although we expect to become profitable beginning in the fourth quarter of 2000 and to continue to be so in the future, we cannot assure you that we will become profitable, or if we become profitable, that we will be able to sustain or increase our profitability in the future.

Results of Operations

         Because we only began operating as a domain name registrar in the second quarter of 1999 and generated only limited revenues from domain name registration services prior to this time, we believe that third quarter and nine month comparisons of 1999 against 2000 are not meaningful and you should not rely upon them as indications of our future performance. Furthermore, given the rapidly evolving nature of our business and our limited operating history as a competitive registrar, our operating results are difficult to forecast, and period-to-period comparisons of our prior operating results will not be meaningful and should not be relied upon as an indication of future performance. Due to the nascent state of the domain name registration market, anticipated events in the market such as the introduction of multilingual domain names and new generic top level domains and other factors, many of which are outside our control, may cause our quarterly operating results to fluctuate significantly in the future.

         We anticipate that in future periods net revenues from domain name registrations will continue to be the largest component of our net revenues and cost of domain name registrations will continue to be the largest component of our cost of revenues.

         The following table presents selected statement of operations data for the periods indicated as a percentage of net revenues. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                                    Three months ended         Nine months ended
                                                        September 30,            September 30,
                                                      ----------------         ----------------
                                                      1999        2000         1999        2000
                                                      ----        ----         ----        ----
Net revenues..........................                 100%        100%        100%        100%
Cost of revenues......................                  50          27          32          28
                                                     -----        ----       -----        ----
Gross Profit..........................                  50          73          68          72
                                                     -----        ----       -----        ----
Operating expenses
Sales and marketing...................                 133          58         104          64
Research and development..............                  21           6          25           6
General and administrative............                  25          15          21          12
Non-cash compensation.................                   2           2         103           3
Amortization of Goodwill and other
   intangibles........................                   -           5           -           3
                                                     -----        ----       -----        ----
Total operating expenses..............                 181          86         253          88
                                                     -----        ----       -----        ----
Loss from operations..................                (131)        (13)       (185)        (16)
Other income (expenses), net..........                  15          12           9          12
                                                     -----        ----       -----        ----
Net income (loss).....................                (116)%        (1)%      (176)%        (4)%
                                                     =====        ====       =====        ====

Nine months ended September 30, 1999 and 2000

Net Revenues

         Total net revenues increased from $4.5 million for the nine months ended September 30, 1999 to $57.2 million for the nine months ended September 30, 2000.

         Domain Name Registrations. Revenues from domain name registrations increased from $1.5 million for the nine months ended September 30, 1999 to $46.2 million for the nine months ended September 30, 2000. This increase was due to the shift in our business from serving as a distributor of domain names to serving as a registrar for generic top level domain names in June 1999. Additionally, we had $12.9 million of deferred revenue, net from domain name registrations at September 30, 1999, while deferred revenue, net from domain name registrations was $90.5 million at September 30, 2000. We anticipate that revenues from domain name registrations will increase in absolute dollars in future periods as a result of recognition of deferred revenues, growth in the market for domain name registrations, renewals and transfers and the implementation of our business strategy. In addition, we anticipate that the expansion of our services to include multilingual domain names in the .com, .net and .org domains and the introduction of new generic top level domains will further increase revenues generated by domain name registrations. In the three months ended December 31, 1999, we registered 330,000 domain names in the .com,
 .net, .org and country code domains, in the three months ended March 31, 2000, we registered 923,000 domain names in these domains, in the three months ended June 30, 2000, we registered 710,000 domain names in these domains, and in the three months ended September 30, 2000 we registered 842,000 domain names in these domains. We believe that the number of domain name registrations for the first quarter of this year was unusually high for various reasons which we believe include heightened awareness of the opportunity to register domain names and the absence of significant competition for domain name registrations other than from Network Solutions. We believe that the growth experienced in domain name registrations in the first quarter of this year is not an indication of anticipated future growth. We also believe that events in the marketplace such as the introduction of multilingual domain names and new generic top level domains will be key factors to future growth.

         Online Products and Services. Revenues from online products and services increased 71.4% from $1.4 million for the nine months ended September 30, 1999 to $2.4 million for the nine months ended September 30, 2000 primarily from increased sales of email and domain name forwarding services. We anticipate that revenues from online products and services will remain relatively flat in the near term, but that these revenues will increase over the long term as we expand our online product and service offerings.

         Advertising. Revenues from advertising increased from $1.6 million for the nine months ended September 30, 1999 to $8.7 million for the nine months ended September 30, 2000 primarily from the increased number of page views and the volume of advertising and sponsorships sold on our www.register.com, FirstStepSite and FutureSite websites. We anticipate that revenues from advertising in future periods will increase in absolute dollars primarily for the same reasons and because of the availability of additional advertising space on our Afternic.com, NameBargain.com and NameDemo.com websites.

Cost of Revenues

         Total cost of revenues increased from $1.4 million for the nine months ended September 30, 1999 to $15.9 million for the nine months ended September 30, 2000.

         Cost of Domain Name Registrations. Cost of domain name registrations increased from $1.0 million for the nine months ended September 30, 1999 to $15.7 million for the nine months ended September 30, 2000. The increase was primarily due to the shift in our business from serving as a distributor of domain names to serving as a registrar for generic top level domain names in June 1999. As a distributor, we generally passed through registry costs to the applicable registry or registrar. We anticipate that cost of revenues for domain name registrations will increase in absolute dollars primarily as a result of growth in our domain name registrations and renewals.

         Cost of Online Products and Services. Cost of online products and services decreased from $379,000 for the nine months ended September 30, 1999 to $212,000 for the nine months ended September 30, 2000. During the first quarter of 2000, there was an increase in cost of online products and services primarily due to the additional depreciation expense associated with the equipment dedicated to our operations to support our growing online product and services offerings. During the second quarter of 2000, we had renegotiations with vendors which resulted in lower costs of sales and a one time adjustment to expenses. The decrease in the cost of online products and services for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 2000 was primarily a result of the aforementioned negotiations with vendors. We anticipate that these costs will increase in absolute dollars as we expand our online products and services offerings.

Operating Expenses

         Total operating expenses increased from $11.2 million for the nine months ended September 30, 1999 to $50.2 million for the nine months ended September 30, 2000.

         Sales and Marketing. Sales and marketing expenses increased from $4.6 million for the nine months ended September 30, 1999 to $36.5 million for the nine months ended September 30, 2000. The increase was primarily due to the costs associated with our radio, print media and television advertising campaigns. The radio and print campaign was launched in September 1999, while the television campaign was launched in May 2000. The increase is also due to
(i) the increase in salaries associated with newly hired sales, marketing and customer service professionals and (ii) the registry fees associated with (a) registrations effected through NameDemo.com (which was launched in August 2000) and (b) free registrations offered through promotional campaigns run principally in September 2000. We anticipate that sales and marketing expenses will increase in absolute dollars as we expand our domestic and international marketing programs and as the number of registrations through our NameDemo.com offering increases. Additionally, we anticipate increasing our customer service staff and domain name registration sales force to support both the demands of our customers as well as to further our direct and indirect sales strategy for domain name registrations.

         Research and Development. Research and development expenses increased from $1.1 million for the nine months ended September 30, 1999 to $3.3 million for the nine months ended September 30, 2000. The increase resulted primarily from salaries associated with newly hired technology personnel to support our growth. We anticipate that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing and modifying our systems to grow our business.

         General and Administrative. General and administrative expenses increased from $954,000 for the nine months ended September 30, 1999 to $7.0 million for the nine months ended September 30, 2000. The increase was primarily due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase in absolute dollars to support our overall growth.

         Non-cash Compensation. Non-cash compensation expenses decreased from $4.6 million for the nine months ended September 30, 1999 to $1.7 million for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the non-cash compensation was primarily associated with the modification of warrants previously granted to some of our stockholders and issuance of warrants in connection with a financial consulting agreement, and a minimal portion of the expense was the result of the amortization of deferred compensation related to employee stock options. For the nine months ended September 30, 2000, non-cash compensation expense was primarily attributable to the amortization of deferred compensation related to employee stock options.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $1.7 million for the nine months ended September 30, 2000 and related to the goodwill and intangibles associated with our acquisitions of Inabox and Afternic.com. We had no amortization of goodwill and other intangibles for the nine months ended September 30, 1999.

Other Income, Net

         Other income, net consists primarily of interest income net of interest expense. Other income, net increased from $419,000 for the nine months ended September 30, 1999 to $6.7 million for the nine months ended September 30, 2000. The increase was primarily due to interest earned on our cash balance as a result of our equity financings, including our initial public offering and cash provided by operations.

Net Loss

         Net loss decreased $5.7 million to $2.1 million in the nine months ended September 30, 2000 from $7.8 million in the nine months ended September 30, 1999.

Three months ended September 30, 1999 and 2000

Net Revenues

         Total revenues increased from $2.2 million for the three months ended September 30, 1999 to $24.6 million for the three months ended September 30, 2000.

         Domain Name Registrations. Revenues from domain name registrations increased from $1.2 million for the three months ended September 30, 1999 to $20.8 million for the three months ended September 30, 2000. The three months ended September 30, 1999 was the first complete quarter that we served as a registrar for generic top level domain names. The increase in revenues from that quarter to the three months ended September 30, 2000 is attributable primarily to the increase in volume of domain name registrations, as well as the recognition of our deferred revenue associated with previously registered top level domains. Our deferred revenue, net from domain name registrations at September 30, 1999, was $12.9 million, while deferred revenue, net from domain name registrations from domain name registrations was $90.5 million at September 30, 2000. We anticipate that revenues from domain name registrations will increase in absolute dollars in future periods as a result of recognition of deferred revenues, growth in the market for domain name registrations, renewals and transfers and the implementation of our business strategy. We believe that the number of domain name registrations for the first quarter of this year was unusually high for various reasons which we believe include heightened awareness of the opportunity to register domain names and the absence of significant competition for domain name registrations other than from Network Solutions. We believe that the growth experienced in domain name registrations in the first quarter of this year is not an indication of anticipated future growth. We also believe that events in the market place such as the introduction of multilingual domain names and new generic top level domains will be key factors to future growth.

         Online Products and Services. Revenues from online products and services increased from $302,000 for the three months ended September 30, 1999 to $876,000 for the three months ended September 30, 2000 primarily from increased sales of email and domain name forwarding services. We anticipate that revenues from online products and services will remain relatively flat in the near term, but that these revenues will increase over the long term as we expand our online product and service offerings.

         Advertising. Revenues from advertising increased from $674,000 for the three months ended September 30, 1999 to $2.9 million for the three months ended September 30, 2000 primarily due to the increased number of page views and the volume of advertising and sponsorships sold on our www.register.com, FirstStep and FutureSite websites. We anticipate that revenues from advertising in future periods will increase in absolute dollars primarily for the same reasons and because of the availability of additional advertising inventory on our Afternic.com, NameBargain.com and NameDemo.com websites.

Cost of Revenues

         Total cost of revenues increased from $1.1 million for the three months ended September 30, 1999 to $6.5 million for the three months ended September 30, 2000.

         Cost of Domain Name Registrations. Cost of domain name registrations increased from $973,000 for the three months ended September 30, 1999 to $6.4 million for the three months ended September 30, 2000. The three months ended September 30, 1999 was the first complete quarter that we served as a registrar for generic top level domain names. The increase in cost from that quarter to the three months ended September 30, 2000 is attributable primarily to the increase in the volume of domain name registrations. We anticipate that cost of revenues for domain name registrations will increase in absolute dollars primarily as a result of growth in our domain name registrations and renewals.

         Cost of Online Products and Services. Cost of online products and services decreased from $124,000 for the three months ended September 30, 1999 to $107,000 for the three months ended September 30, 2000. The decrease was primarily due to renegotiations with vendors which resulted in lower costs of sales. We anticipate that these costs will increase in absolute dollars as we expand our online products and services offerings.

Operating Expenses

         Total operating expenses increased from $4.0 million for the three months ended September 30, 1999 to $21.1 million for the three months ended September 30, 2000.

         Sales and Marketing. Sales and marketing expenses increased from $2.9 million for the three months ended September 30, 1999 to $14.3 million for the three months ended September 30, 2000. The increase was primarily due to the costs associated with our television advertising campaign. The television campaign was launched in May 2000. The increase is also attributable to (i) our expansion of domestic and international marketing programs, (ii) the increase in salaries associated with newly hired sales, marketing and customer service professionals and (iii) the registry fees associated with (a) registrations effected through NameDemo.com (which was launched in August 2000) and (b) free registrations offered through promotional campaigns run principally in September 2000. We anticipate that sales and marketing expenses will increase substantially in absolute dollars as we continue to expand our domestic and international marketing programs and as the number of registrations through our NameDemo.com offering increases. Additionally, we anticipate increasing our customer service staff and domain name registration sales force to support both the demands of our customers as well as to further our direct and indirect sales strategy for domain name registrations.

         Research and Development. Research and development expenses increased from $470,000 for the three months ended September 30, 1999 to $1.4 million for the three months ended September 30, 2000. The increase resulted primarily from salaries associated with newly hired technology personnel to support our growth. We anticipate that research and development expenses will continue to increase in absolute dollars as we continue to invest in developing and modifying our systems to grow our business.

         General and Administrative. General and administrative expenses increased from $553,000 for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000. The increase was primarily due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase in absolute dollars to support our overall growth.

         Non-cash Compensation. Non-cash compensation expenses increased from $41,000 for the three months ended September 30, 1999 to $445,000 for the three months ended September 30, 2000. For the three months ended September 30, 1999 and 2000, non-cash compensation expenses was primarily attributable to the amortization of deferred compensation related to employee stock options.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $1.4 million for the three months ended September 30, 2000 and related to the goodwill and intangible items associated with our acquisition of Inabox and Afternic.com. We had no amortization of goodwill and other intangibles for the three months ended September 30, 1999.

Other Income, Net

         Other income, net consists primarily of interest income net of interest expense. Other income, net increased from $336,000 for the three months ended September 30, 1999 to $2.9 million for the three months ended September 30, 2000. The increase was primarily due to interest earned on our cash balance as a result of our equity financings, including our initial public offering and cash provided by operations.

Net Loss
         Net loss decreased $2.4 million to $145,000 in the three months ended September 30, 2000 from $2.5 million in the three months ended September 30, 1999.

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

         Our business generated $10.0 million and $24.3 million of cash from operations during the nine months ended September 1999 and 2000, respectively. The increase in cash generated from operations was primarily due to increased domain name registrations.

         Net cash used for investing activities was $2.6 million and $95.6 million for the nine months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 1999, cash used for investing activities related primarily to the purchase of property and equipment and investment in our systems infrastructure. For the nine months ended September 30, 2000, cash used for investing activities related to the purchase of property plant and equipment, investment in our systems infrastructure, our investment in GreatDomains.com, our acquisitions of Inabox and Afternic.com, and our investment in short-term investments.

         We generated $24.8 million and $115.9 million in cash from financing activities for the nine months ending September 30, 1999 and 2000, respectively. For the nine months ended September 30, 1999, substantially all of the financing activities were private sales of equity securities. For the nine months ended September 30, 2000, substantially all of these financing activities were attributable to our initial public offering.

         Although we have no material commitments for capital expenditures or other long-term obligations, we anticipate that we will substantially increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the addition of new products and services, implementation of additional co-location facilities and various capital expenditures associated with expanding our facilities. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We may have additional opportunities to expand our business by providing registry services for new generic top level domains. In the event that we are afforded these opportunities and pursue them, we expect our capital expenditures to further increase. We believe that our existing cash and cash from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

         We only recently entered the domain name registration industry. In February 1998, we began providing a consumer interface for registering domain names in the .com, .net, .org domains and in country code domains by forwarding the information we gathered from the consumer to Network Solutions or the applicable country code registrars or registries. In June 1999, we began to compete directly with Network Solutions for registrations in the .com, .net and
 .org domains. Accordingly, we have only a limited operating history as a domain name registrar upon which our current business and prospects can be evaluated, and our operating results, since June 1999, are not comparable to our results for prior periods. As a company operating in a newly competitive and rapidly evolving industry, we face risks and uncertainties relating to our ability to implement our business plan successfully. We cannot assure you that we will adequately address these risks and uncertainties or that our business plan will be successful.

We have a history of losses and although we expect to be profitable in the quarter ended December 31, 2000, we cannot assure you that we will achieve or sustain profitability.

         We have never been profitable. We incurred net losses of approximately $1.2 million for the year ended December 31, 1998, $8.8 million for the year ended December 31, 1999, and $2.1 million for the nine months ended September 30, 2000. As of September 30, 2000, our accumulated losses totaled $14.3 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we develop new products and services, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. Accordingly, although we had positive cash flow from operations for the nine months ended September 30, 2000 and expect to be profitable for the three months ending December 31, 2000, we cannot assure you that we will become profitable or, if we become profitable, that we will be able to sustain or increase our profitability in the future.

Our earnings will be reduced in future periods because of stock-based compensation that we have incurred.

         Non-cash compensation expenses are related to grants of common stock, stock options and warrants made to employees, directors, consultants and vendors. For the nine months ended September 30, 2000, we recorded a $1.7 million non-cash compensation charge. Based principally on grants of common stock, stock options and warrants made to date, we will record approximately $4.8 million of additional non-cash compensation through 2004 as follows:
$448,000 for the remainder of 2000, $1.8 million in each of 2001 and 2002, $714,000 in 2003 and $59,000 in 2004. These charges will reduce our earnings in future periods.

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

         Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com,
 .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. We face significant competition from Network Solutions as we seek to increase our overall share of the market for domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. On June 9, 2000, Network Solutions was acquired by VeriSign, Inc. a provider of Internet trust services. In addition to facilitating cross-marketing between the two companies, the merger strengthened Network Solutions' competitive advantage by enabling it to couple its registration services with an expanded range of products and services that include those offered by VeriSign. Based on VeriSign's press release dated October 25, 2000, Network Solutions registered approximately 2.2 million net new registrations in the .com, .net and .org domains and renewed and extended over 620,000 names for the three months ended September 30, 2000. Network Solutions' net new registrations represent approximately 43% of all new registrations in these domains for the period.

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

         If Verisign sells its registry business and uses the proceeds to fund its registrar business or related product and service offerings, it will have a substantial competitive advantage over all competitive registrars. If Verisign sells its registrar business, its registry business may begin to compete with registrars in providing registrants with value-added products and services.

         The agreements among Network Solutions, ICANN and the U.S. Department of Commerce provide for Network Solutions to act as the registry for the .com,
 .net and .org domains until November 30, 2003. If Network Solutions separates its registry and registrar operations by May 9, 2001, the term of the registry exclusivity extends for an additional four years to November 30, 2007. If Verisign sells its registrar business, its registry business may begin to compete with registrars in providing registrants with value-added products and services. If Verisign sells its registry business, it could use the proceeds of the sale, which we believe would be substantial, to fund its registration operations and related product and service offerings. We believe that the use of these proceeds to finance Verisign's registrar business or the entry of the registry into the market for value-added products and services could have a material adverse effect on our business, financial condition and results of operations.

We also face competition from other competitive registrars and others in the domain name registration industry and expect this competition to continue to intensify.

Competition in the domain name registration services industry will continue to intensify as the number of entrants into the market increases.

         When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface with the Shared Registration System. The Shared Registration System was designed to allow registrars to interface directly with Network Solutions' registry for domain names. The testbed period ended on November 30, 1999. As of November 10, 2000, ICANN had accredited 145 competitive registrars, including us, to register domain names in the .com, .net and .org domains. As of November 10, 2000, Network Solutions and 66 other registrars, not including us, were registering domain names in these domains. An additional 77 registrars have been accredited to register but are not yet registering domain names, and 7 registrars have qualified to register domain names but have not yet signed the agreements required by ICANN and Network Solutions. We face substantial competition from competitive registrars and others in that:

    o many accredited registrars that are not currently registering domain names may begin to do so in the near future;

    o many companies that are not accredited registrars offer domain name registrations through a competing accredited registrar's system; and

    o ICANN will continue to accredit new registrars to register domain names in the .com, .net and .org domains.

         The continued introduction of competitive registrars into the domain name registration industry as well as the growth of the competitive registrars who have entered the industry have made it difficult for us to maintain our current market share and contributed to a sequential quarterly decline in the number of paid registrations we performed since the first quarter of 2000. If we continue to lose market share and experience a decline in paid registrations, our business, financial condition and results of operations would be materially adversely affected. Also, as a result of increased competition, our period-over-period growth rates are likely to fluctuate over time.

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

Increasing competition in the domain name registration industry, could force us to reduce our prices for our core products and services, which would negatively impact our results of operations.

         In response to increasing competition in the domain name registration industry, we may be required, by market factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services. Some of our competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee. Other competitors, including Network Solutions, have reduced their pricing for domain name registrations during the past six months both for short-term promotions and on a permanent basis. Further, some of our competitors are offering domain name registrations for free and derive their revenues from other sources. In response to competitive challenges, we continue to experiment with different promotions and price points for our core products and services. In August 2000, we added our NameBargain.com and NameDemo.com product and service offerings to expand into different segments of the domain name registration market we did not previously serve. Through NameBargain.com we offer registrations at a substantial discount to our standard registration fees targeted for bulk customers and through NameDemo.com we offer customers the right to use a domain name for free, limited to one name per customer as identified by a unique email address. Each of these new offerings also includes a reduced level of value-added services. Reducing the prices we charge for domain name registration services through our core register.com branded offerings in order to remain competitive would materially adversely affect our results of operations.

If our new services and promotions do not result in additional future revenues, our business, financial condition and results of operation could be materially adversely affected.

         During the three months ended September 30, 2000, in addition to running significant discount and free promotional campaigns to acquire additional registrations and customers, we launched NameBargain.com through which we offer reduced price one-year subscriptions for domain names and NameDemo.com through which we offer customers the one-year right to use a domain name for free. NameBargain.com targets bulk customers to whom we expect to market Afternic.com's re-sale services as an upsell opportunity. NameDemo.com targets individuals who are interested in a domain name for personal use but are not certain what to do with it. We cannot assure you that we will cover a significant portion of our costs for NameDemo.com through advertising revenue or that it will prove to be an effective customer acquisition tool over time. We cannot assure you that the business strategies underlying NameBargain.com, NameDemo.com and the various promotions we ran in the three months ended September 30, 2000 will be successful. If these subscribers do not renew their subscriptions with us or do not convert to our higher margin products and services, our business, financial condition and results of operation could be materially adversely affected.

If the market for domain names does not continue to grow at the same rate, our net revenues from domain name registrations may fall below anticipated levels.

         The domain name market is still in its early stages of development and we cannot assure you that it will continue to experience the same high level of growth it has experienced in the past. As a result, our period-over-period growth rates in paid registrations may decline as they have for the three months ended September 30, 2000 and June 30, 2000. Such a continuing decline could materially adversely affect our business, results of operations and financial condition.

If our customers do not renew their domain name registrations through us, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

         The growth of our business depends in part on our customers' renewal of their domain name registrations through us. Having only become an accredited registrar in 1999, we have limited experience with registration renewals for
 .com, .net and .org domains and for country code domain names. In addition, we cannot predict the volume of registration renewals we should expect or assure you that those customers who will renew their registrations will do so through us. If our customers decide, for any reason, not to renew their registrations through us, our revenues from domain name registrations will decrease and our business, financial condition and results of operations could be materially adversely affected.

If we are restricted from offering domain names in additional generic top level domains that are introduced, or our customers turn to other registrars for these registration needs, our business, financial condition and results of operations would be materially adversely affected.

         Based on actions taken at the July 2000 ICANN board meeting and recent ICANN announcements, we expect that ICANN will approve the introduction of new generic top level domains, such as .web, .firm or .store for introduction in the first or second quarter of 2001. We cannot assure you that any additional names will be approved in our expected time frame, or at all, or if they are, that we will be permitted to offer registrations in these domains. Furthermore, we cannot assure you that we will successfully market our capabilities in these areas or that customers will rely on us to provide registration services within these domains. Our business, financial condition and results of operations could be materially adversely affected if we are restricted from registering names in the new top level domains or if substantial numbers of our customers turn to other registrars for these registration needs.

If the registry bids we have submitted to ICANN are not selected, we will not benefit from the additional revenues generated from the registry fees associated with registrations of new generic top level domains.

         In September 2000, Afilias, LLC, a consortium of nineteen ICANN-accredited registrars including us, submitted a bid to ICANN to operate an unrestricted generic top level domain name registry for the .info, .site and
 .web domain names. In October 2000, RegistryPro, a joint venture between Virtual Internet, a European provider of Internet hosting, naming and online brand management services, and us, submitted a bid to ICANN to form a new registry for the top level domain .pro which will be exclusively for accredited professionals. As a registry, Afilias or RegistryPro would earn revenue from registry fees paid by registrars to register names in these top level domains.
If either of these ventures is not selected as a registry for the new generic top level domains that are introduced, we will not be able to participate in these particular business opportunities.

If Afilias' or RegistryPro's bids are selected by ICANN and we choose to pursue either or both ventures, we cannot assure you that they will be successful. In addition, we may incur significant capital expenditures to establish and develop their products and services. Such expenditures would reduce the financial resources we could use for our primary business.

         In their early stages, these ventures would require additional infusions of capital as they establish themselves as registries of new top level domains. In addition, we may spend a significant amount of capital to build systems to support each of Afilias and RegistryPro and to market their services. We cannot accurately predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias and RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand that is lower than anticipated, for these new generic top level domains, or if the returns on our capital expenditures are lower than expected or take longer to materialize, our primary business, financial conditions and results of operation would be materially adversely affected.

If we are unable to make suitable acquisitions and investments, our long-term growth strategy could be impeded.

         Our long-term growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. In particular, we intend over time to acquire or make investments in providers of product offerings that complement our business and other companies in the domain name registration industry. In pursuing acquisition and investment opportunities, we may be in competition with other companies having similar growth and investment strategies. Competition for these acquisitions or investment targets could also result in increased acquisition or investment prices and a diminished pool of businesses, technologies, services or products available for acquisition or investment. Our long-term growth strategy could be impeded if we fail to identify and acquire or invest in promising candidates on terms acceptable to us.

Our acquisition strategy could subject us to significant risks, any of which could harm our business.

         Acquisitions, including our recent acquisitions of Inabox and Afternic.com, involve a number of risks and present financial, managerial and operational challenges, including:

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

    o potential disputes with the sellers of acquired businesses, technologies, services or products; and

    o possible changes to our business model in ways that might impact upon our accreditation status with ICANN.

         We may not be successful in integrating the business, technology, operations and personnel of any acquired company. Performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations and we may not achieve the benefits we expect from our acquisitions. For all these reasons, our pursuit of an overall acquisition and investment strategy or any individual acquisition or investment could have a material adverse effect on our business, financial condition and results of operations.

Our acquisition of Afternic.com could adversely affect our financial results.

         If the benefits of our acquisition of Afternic.com do not exceed the costs associated with this acquisition, including any dilution to our stockholders resulting from the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be adversely affected. We expect to incur an on-going quarterly non-cash amortization of approximately $985,000 for 48 months.

If our customers do not find our expanded product and service offerings appealing, among other things, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

         Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services, including website applications that enable electronic commerce and other business services, to our customers. We expect to incur significant costs in acquiring, developing and marketing these new products and services. Domain name registration services generated approximately 81% of our net revenues during the nine months ended September 30, 2000. If we fail to offer products and services that meet our customers' needs, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset these related costs and we will remain dependent on domain name registrations as a primary source of revenue. Although our decision to acquire Afternic.com was based on our belief that its products and services would complement our own, we cannot assure you that we will succeed in developing and integrating these new products and services or that they will generate significant revenues.

Our failure to establish and maintain online business relationships that generate a significant amount of traffic could limit the growth of our business.

         We expect that in the future approximately 10% of our domain name registrations will be purchased through our network of co-brand and private label websites comprising our indirect distribution channel. We currently have contractual agreements with participants in this network, and if these third parties do not attract a significant number of visitors to their websites, we may not receive a significant number of customers from these network relationships and our net revenues may decrease or not grow. In addition, we plan to expand our network of co-brand and private label websites. Our net revenues may suffer if we fail to expand or maintain our network or if our network does not result in a number of new customers sufficient to justify the cost.

Rapid growth in our business could strain our managerial, operational, financial, accounting and information systems, customer service staff and office resources.

         The anticipated future growth necessary to expand our operations will place a significant strain on our resources. In order to achieve our growth strategy, we will need to expand all aspects of our business, including our computer systems and related infrastructure, customer service capabilities and sales and marketing efforts. The demands on our network infrastructure, technical staff and technical resources have grown rapidly with our expanding customer base. During the nine months ended September 30, 2000, our number of full-time employees grew from approximately 122 to approximately 229. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate the anticipated growth of our customer base. We also expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. If we fail to manage our growth effectively, our business, financial condition and results of operation could be materially adversely affected.

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

         Our success depends in large part on the contributions of our senior management team and technology personnel and in particular Richard D. Forman, our President and Chief Executive Officer. We face intense competition in hiring and retaining personnel from a number of sectors, including technology and Internet companies. Many of these companies have greater financial resources than we do to attract and retain qualified personnel. In addition, although we maintain employment agreements with Mr. Forman and Jack S. Levy, our General Counsel, we have not in the past executed, and do not have any current plans to execute, employment agreements with our other employees. As a result, we may be unable to retain our employees or attract, integrate, train and retain other highly qualified employees in the future. During the third quarter of 2000, our Vice President of Finance and Accounting, Alan G. Breitman, and our Senior Vice President of Sales and Marketing, Sascha Mornell, resigned from our Company. Our Chief Financial Officer, Cindy E. Horowitz also resigned from our Company in November 2000. The loss of services of these or any other executive officers or the loss of the services of other key employees could harm our business. In addition, if we fail to attract new personnel, particularly in finance, or retain and motivate our current personnel, our business, financial condition and results of operations could be materially adversely affected.

We have entered the secondary market for domain names.

We cannot assure you that we will be able to generate revenues or profits from operations in this market or that ICANN will not impose restrictions on the ability of accredited registrars to conduct business in this sector.

         The secondary market for domain names is still in its nascent stages of development. In September 2000, we acquired Afternic.com, Inc. a business which has only been in operation since September 1999. Through Afternic.com we provide a secondary market for companies and individuals to buy and sell domain names, as well as appraisal and escrow services for these names. Because the industry is so new, we cannot accurately predict whether the secondary market will continue to grow, when or the extent to which we will be able to generate revenues from this sector, or if we will be profitable in this sector.

         ICANN may adopt measures that will restrict the ability of accredited registrars to offer products and services in this area. As a result of recent pronouncements by ICANN we are uncertain as to what restrictions if any ICANN may impose on us in terms of integrating Afternic.com's secondary market operations with our current operations. In July 2000, after initially refusing to approve the accreditation of Afternic.com's affiliate as a registrar, ICANN entered into a settlement agreement with Afternic.com whereby ICANN approved the accreditation of the affiliate but limited the ability of Afternic.com and its affiliate to integrate their operations. If we cannot fully integrate Afternic.com's operations with our own, we may not be able to achieve the anticipated benefits of the merger and our business, financial condition and results of operations may be materially adversely affected.

Our business will suffer if we fail to build awareness of our brand name.

         Building recognition of our brand is critical to attracting additional traffic and customers to our website, new business alliances, acquisition candidates, advertisers and employees. Accordingly, in addition to segment directed marketing, we intend to continue pursuing an aggressive brand-enhancement strategy, which includes mass market and multimedia advertising, promotional programs and public relations activities. We intend to continue to make significant expenditures on sales and marketing expenses. These expenditures may not result in an increase in net revenues sufficient to cover these expenses. We cannot assure you that promoting our brand name will increase our net revenues. Accordingly, if we incur expenses in promoting our brand without a corresponding increase in our net revenues, our business, financial condition and results of operations would be materially adversely affected.

Our ability to register domain names in the .com, .net and .org domains depends upon the continued availability and functionality of the Shared Registration System.

         The success of our business as a competitive registrar depends upon the continued availability and functionality of the Shared Registration System, which is maintained by Network Solutions, and its ability to adapt to an expanding market for domain name registrations. As of November 10, 2000, Network Solutions and 66 other registrars, not including us, were registering domain names through the Shared Registration System. The 77 other accredited registrars and the 7 registrars that have qualified for accreditation but not yet signed the requisite agreements may begin using the system at any time. Because the Shared Registration System has been in general use only since April 1999, we cannot assure you that it will be able to handle the growing traffic generated by large numbers of registrars or registrations. Our ability to provide domain name registration services in the .com, .net and .org domains would be materially harmed by any failure of the Shared Registration System to accommodate our registration needs.

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

         Country code registries may be administered by the host country, entrepreneurs or other third parties. If these registry businesses cease operations or otherwise fail to process domain name registrations or the related information in country code domains, we would be unable to honor the subscriptions of registrants who have registered, or are in the process of registering, domain names in the applicable country code domain. If we are unable to honor a substantial number of subscriptions for our customers for any reason or if the country code registries fail to process our customers' registrations in a timely and accurate fashion, our business, financial condition and results of operations would be materially adversely affected.

We cannot assure you that our standard agreements will be enforceable.

         We rely on several agreements that govern the terms of the services we provide to our users, including domain name registration and secondary market services. These agreements contain a number of provisions intended to limit our potential liability arising from our providing services for our customers including liability resulting from our failure to register or maintain domain names. As most of our customers use our services online, execution of our agreements by customers occurs electronically or, in the case of our terms of use, is deemed to occur because of a user's continued use of the website following notice of those terms. We believe that our reliance on these agreements is consistent with the practices in our industry but if a court were to find that either one of these methods of execution is invalid or that key provisions of our services agreements are unenforceable, we could be subject to liability that would have a materially adverse effect on our business, financial condition or results of operations.

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

         In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. The federal government recently enacted legislation protecting the privacy of consumers' nonpublic personal information. We cannot assure you that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Our failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could make it cost-prohibitive to operate our business and prevent us from pursuing our business strategies.

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

The nature of our services may subject us to alleged infringement and other claims relating specifically to domain names.

         As a registrar of domain names, a provider of web-hosting services, and a participant in the secondary market for domain names, we may be subject to various claims, including claims from third parties asserting trademark infringement, unfair competition and violations of publicity and privacy rights, to the extent that such parties consider their rights to be violated by the registration of particular domain names by other parties or our hosting of third-party websites or secondary market activities.

         The Anticybersquatting Consumer Protection Act, enacted in November 1999 to curtail a practice commonly known in the industry as "cybersquatting," a problem that could be exacerbated with any additional top level domain names that may be established by ICANN. A cybersquatter is generally defined in this Act as one who registers a domain name that is identical or similar to another party's trademark or the name of a living person, in each case with the bad faith intent to profit from use of the domain name. Although the Act states that registrars may not be held liable for registering or maintaining a domain name for another person absent a showing of the registrar's bad faith intent to profit from the use of the domain name, registrars may be held liable if they fail to comply promptly with procedural provisions. If we are held liable under this law, any liability could have a material adverse effect on our business, financial condition and results of operations.

         In addition, although established case law and statutory law have, to date, shielded us from liability relating to cybersquatting registrations on our site in the primary registration market, the application of these laws and precedent to the secondary market is still undeveloped. Therefore, we cannot predict what our potential liabilities may be with respect to allegations that our participation in the secondary market facilitates cybersquatting. Any determination that our secondary market activities facilitate cybersquatting could have a material adverse effect on our business, financial condition and results of operations.


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

         Our customers depend on ISPs, online service providers and others to access our websites. Many of these parties have experienced outages and could in the future experience outages, delays and other difficulties due to systems failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied customers, advertisers or strategic alliances, or may be inadequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Our business could be materially harmed by any system failure, security breach or other damage that interrupts or delays our operations.

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

If widespread use of the Internet as an advertising and marketing medium fails to develop our future business could be materially adversely affected.

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Advertising revenues constituted 15% of our net revenues for the nine months ended September 30, 2000. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising. These factors could materially adversely affect our business, financial condition and results of operations.

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

The introduction of tax laws targeting companies engaged in electronic commerce could materially adversely affect our business, financial condition and results of operations.

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

         As of September 30, 2000, our directors, executive officers and principal stockholders beneficially owned approximately 33.8% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

         After March 3, 2001, 2,312,325 shares will become available for sale in the public markets upon the expiration of a lock-up agreement with us. In addition, 221,682 shares of common stock held by the former stockholders of Inabox are subject to lock-up agreements with us pursuant to which 11,667 shares will be released from the lock-up on a monthly basis until the expiration of the lock-up agreement on June 4, 2002. In addition, 4,378,289 shares of common stock held by the former stockholders of Afternic.com are also subject to lock-up agreements with us pursuant to which 32,392 shares will be released on a monthly basis beginning April 15, 2001 until the expiration of the lock-up agreement on March 15, 2004 and 3,017,831 shares will be released on March 15, 2001.

         As of November 2, 2000 existing stockholders owning an aggregate of 21,418,181 shares of common stock and common stock issuable upon the exercise of warrants had the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to any material interest rate risk because a majority of our investments are in fixed-rate, short-term securities. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. We did not have any foreign currency hedging or derivative instruments as of September 30, 2000.

         We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. We have no long-term debt.

PART II. OTHER INFORMATION

Item 1.  Changes in Securities and Use of Proceeds

         (c)  Recent Sales of Unregistered Securities

         In September 2000, the Company, through a newly formed wholly-owned subsidiary, acquired Afternic.com, Inc. for $10.0 million cash and the issuance of 4,378,289 shares of our common stock to the stockholders of Afternic.com, a portion of which cash and stock was used to satisfy existing obligations of Afternic.com. The total value of the transaction was approximately $47.3 million.

         These issuances were made in reliance upon exemptions from registration pursuant to Section 506 of Regulation D of the Securities Act of 1933, as amended. No underwriters were involved with this transaction.

         (d)  Use of Proceeds

         Through September 30, 2000, Register.com has used $82.4 million of the net proceeds from the initial public offering for general working capital (including the payment of taxes), $10.0 million as payment in the Afternic.com transaction and $6.8 million for capital expenditures. Register.com has invested the remainder of the net proceeds in short-term, interest bearing, investment grade obligations pending their use for other purposes.

Item 2.  Exhibits and Report on Form 8-K

         (a)  Exhibits

Number                                    Description
------                                    -----------
27.1                                      Financial Data Schedule.


         (b) The following report on Form 8-K was filed during the quarter ended June 30, 2000:

         On September 29, 2000, we filed a report on Form 8-K, pursuant to Item 2 of such form, to report that on September 15, 2000, we acquired all of the outstanding capital stock of Afternic.com, Inc., a company that provides a secondary market for companies and individuals to buy and sell domain names, as well as appraisal and escrow services for these names.

Item 3.  Signatures

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               REGISTER.COM, INC.

Date:  November 14, 2000     By:  /s/  Glenn Story
                                  ----------------
                             Name:  (Principal Financial and Accounting Officer)
                             Title:  Corporate Controller