Form 10-K
period 2000-12-31
REGISTER COM INC
filed 2001-04-02
CIK 1091284

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 000-29739

                              ---------------------

                               REGISTER.COM, INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                    11-3239091
  (State of incorporation)              (I.R.S. Employer identification number)

                          575 Eighth Avenue, 11th Floor
                            New York, New York 10018
                                 (212) 798-9100
                   (Address, including zip code, and telephone
             number, including area code, of registrant's principal
                               executive offices)

                             ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $0.0001 par value

                             ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes      |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 28, 2001 was approximately $153,798,000 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant's common stock as of March 28, 2001 was 37,010,755.

                             ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

================================================================================

                               REGISTER.COM, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                                                 Page
PART I............................................................................................................1

         Item 1.  Business........................................................................................1

         Item 2.  Properties......................................................................................41

         Item 3.  Legal Proceedings...............................................................................41

         Item 4.  Submission of Matters to a Vote of Security Holders.............................................41

PART II...........................................................................................................42

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................42

         Item 6.  Selected Financial Data.........................................................................43

         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation............44

         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................................55

         Item 8.  Financial Statements and Supplementary Data...................................................F-1

         Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............57

PART III..........................................................................................................57

         Item 10.  Directors and Executive Officers of the Registrant.............................................57

         Item 11.  Executive Compensation.........................................................................57

         Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................57

         Item 13.  Certain Relationships and Related Transactions.................................................57

PART IV...........................................................................................................57

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................57

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT OUR BUSINESS AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

Item 1.  Business.

Overview

         We are a provider of Internet domain name registration products and services worldwide for businesses and individuals that wish to have a unique address and branded identity on the Internet. Domain names serve as part of the infrastructure for Internet communications, including websites, email, audio, video and telephony.

         As the first registrar to compete in the domain registration market after the U.S. government deregulated the industry, we have processed over 3.7 million domain registrations since June 1999. Currently, we directly register domain names across the generic top level domains (gTLDs) .com, .net and .org and we also register domain names in over 240 country code domains (ccTLDs), such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan.

         We believe that we offer a quick and user-friendly registration process as well as responsive and reliable customer support. We also offer a suite of value-added products and services targeted to assist our customers in developing and maintaining their online identities, including:


                   Products and Services                                      Products and Services
                      Provided by Us                                            Provided by Others
o        real-time domain name management                    o        email

o        website-creation tools under the name               o        web hosting
         FirstStepSite

o        domain name forwarding                              o        digital certificates under the name
                                                                      CommerceLock

o        domain name re-sale services, such as auctions,     o        trademark monitoring under the name Trademark
         appraisals and escrow services, offered                      Guardian
         through our subsidiary Afternic.com


         Our mission is to become the preferred partner for customers who seek to create, enhance and manage their commercial Internet presence. Our retail customer base is comprised of small to medium size businesses as well as SOHOs (Small Office/Home Office) and individuals. These customers purchase domain name registration services directly from our website at www.register.com. We also sell domain name registration products and services to enterprises with high volume registration needs through our Corporate Services Division. In addition, to extend our distribution we maintain a Global Partner Network of over 650 ISPs, web-hosting companies, telecom carriers, web portals and other web-based businesses. Using our flexible software solutions, these companies resell our domain registration and related products and services to their customers.

         We are the successor by merger to Forman Interactive Corp. Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began offering web-hosting and related products and services in 1997. In February 1998, we began to distribute domain names either for free or, to a lesser extent, were paid commissions for the domain names we distributed for international registrars and registries. In April 1999, we commenced offering registration services for country code domains and in June 1999, we began operating as a paid registrar in the .com, .net and .org domains.

         In June 2000, we acquired Inabox, and we use their software in our FirstStepSite product and BestSRS, one of the reseller solutions offered to our Global Partner Network. In September 2000, we acquired Afternic.com, a leading secondary market exchange for domain names to capitalize on the increasing convergence between the primary and secondary domain name markets.

         Through RegistryPro, a joint venture with the U.K.-based registrar Virtual Internet plc, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. We also have an equity stake in Afilias, a consortium of 18 registrars, which was selected to run the registry for the new gTLD .info. We currently expect each of these new registries to launch in the second half of 2001, although their launch is dependent on finalizing contract negotiations with the Internet Corporation for Assigned Names and Numbers and is not assured.

Domain Name Registration System

         The Internet domain name registration system is composed of two principal functions: registry and registrar. The registry maintains the database that contains the domain names registered in the top level domains and their corresponding Internet protocol addresses. The registrar acts as an intermediary between the registry and individuals and businesses, referred to as registrants, seeking to register domain names.

         The domain name system is organized according to industry custom by levels, so that, for example, in the domain name mybrand.com, .com is the top level domain and mybrand is the second level domain. Top level domains are classified as either generic (gTLDs) or country code (ccTLDs). Currently, the most common gTLDs are .com, .net and .org and we anticipate the introduction of new gTLDs in the second half of 2001.

         There are over 350 different country code top level domains, such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan
representing over 240 countries. Each registry for country code domain names is responsible for maintaining and operating its own database of registered domain names. Some country code domains are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis. Others require that prospective registrants have a local presence in the country to be able to register domain names in that country. While there have been movements directed at creating uniform domain name registration rules and registrar administration guidelines, to date there has been no international uniformity.

         From January 1993 until April 1999, Network Solutions, now a part of VeriSign, Inc. was the sole entity authorized by the U.S. government to act as registrar and registry for domain names in the .com, .net and .org top level domains. VeriSign continues to act as sole registry for the .com, .net and .org domains, maintaining the files in the Shared Registration System for these domains and the directory databases listing these domain names and their numerical addresses.

         In October 1998, the Department of Commerce called for the formation of a non-profit corporation to oversee the management of the .com, .net and .org domains and in November 1998, the Internet Corporation for Assigned Names and Numbers, commonly known as ICANN, was recognized as this non-profit corporation. In April 1999, as a preliminary step to introducing competition into the domain name registration system for .com, .net and .org domains, ICANN selected us as one of five registrars to participate in a testbed to evaluate whether the Shared Registration System could accommodate multiple registrars. On June 2, 1999, we were the first of these five competitive registrars to launch our registration services. On November 30, 1999, the testbed was completed, and all registrars meeting ICANN's standards for accreditation were permitted to register domain names in the .com, .net and .org domains. As of March 16, 2001, there were 148 ICANN-accredited registrars of which only 75 are connected to the Shared Registration System and offering registrations.

         In November 2000, ICANN approved bids for the following seven new gTLD registries: .biz, .info, .pro, .name, .museum, .coop and .aero. These prospective gTLD registries are currently in the process of negotiating contracts with ICANN and, while there can be no guarantee that they will successfully launch, based on actions taken by the ICANN board at its March 2001 meeting in Melbourne, Australia, we currently expect at least four of the new gTLDs (.biz, .info, .name and .pro) to commence selling registrations through registrars in the second half of 2001.

         Also in November 2000, the .com, .net and .org registry launched a testbed through which it began to accept multilingual domain name registrations (domain names using non-Roman characters). Initially, the testbed accepted registrations in the Japanese and Korean character sets and in two Chinese character sets. In February 2001, the registry expanded the testbed to accept registrations in additional languages including French, German, Spanish and Russian. Additional character sets are expected to be added to the testbed in April 2001.

         For a more detailed discussion of the regulatory background of the domain name registration system, see "Administration of the Internet; Government Regulation and Legal

Uncertainties." For risks associated with the domain name system generally and new gTLDs and multilingual domain names specifically, see "Risk Factors."

Domain Name Registration Market

         As a result of the continuing growth of and convergence to the Internet and the development of the domain name registration industry (including the introduction of new gTLDs), we believe that the market for domain name registrations will continue to grow. Domain name registration activity is driven by numerous factors including:

         Corporations. As a result of the significant growth in electronic commerce, as well as the increasing focus on the global promotion and protection of their corporate identities, corporations will continue to be significant users of domain name registration services.

         Small offices and home offices. As small offices and home offices increasingly move their businesses online, demand for domain name registration and related online products and services will increase.

         Individuals. As more people begin to use the Internet and as online activities become a greater part of family communications and identities, they will want to establish their own unique presence on the Internet.

         Further, we believe that businesses will use domain names for a number of distinct purposes, including:

         Products and services. Registering products and services as domain names and establishing web identities related to particular products and services, which are key components of a global promotional, marketing and brand protection strategy.

         One-time events. One-time events, such as sporting events and elections, which represent additional domain name registration opportunities as sponsors increasingly turn to the Internet to differentiate and promote their events.

The Register.com Solution

         We offer products and services that assist businesses and individuals in creating, managing and enhancing their Internet presence. We believe that our industry experience and ability to anticipate and respond to the needs of our customers have positioned us to capitalize on the growing market for domain name registration and related products and services. Our competitive advantages include:

         Substantial Industry Experience. We have been active in the domain name registration industry since February 1998, when we began offering domain names to customers throughout the world. We were one of five registrars selected by ICANN to participate in the testbed process and, in June 1999, were the first of these registrars to register domain names in the .com, .net and .org domains directly on behalf of customers. Our experience in providing a consumer interface for registrations prior to June 1999, our participation in the testbed and our involvement with the development of ICANN's policies contribute to our substantial operational experience in, and knowledge of, the domain name registration industry. Most recently, this experience guided us successfully through the ICANN process which evaluated proposals for new gTLDs, as each of the two proposals for new registries in which we participated, RegistryPro (.pro) and Afilias (.info), were selected.

         Customer Service Focus. Our customer support group seeks to provide dependable and timely resolution of customer inquiries, 24 hours per day, seven days per week. We manage and respond to customer inquiries through our internally developed Internet-based customer care tracking system and our customer service telephone system. As a result of our ongoing training, we have teams of customer service representatives who specialize in key aspects of our business, and who are skilled in describing and assisting our customers with our products, services and technology. In May 2000, we upgraded our customer care center to provide enhanced customer service and customer support, and we expect to complete additional expansion and improvements to our customer service operations in 2001.

         Value-Added Products and Services. We have assembled a suite of targeted products and services to assist our customers with managing and enhancing their online identities. In addition to our quick and easy-to-use domain name registration services, we offer a range of value-added products and services that we provide or that are provided by third parties, including advertisers. These products and services include real-time domain management, template-driven website building tools, domain name forwarding, email, web hosting, digital certificates and trademark protection and monitoring services. We also offer services to participants in our Global Partner Network to enable them to manage their customers' domain names.

         Broad and Efficient Distribution Channels. We believe that our direct and indirect distribution channels enable us to reach a broad range of potential customers with products and services targeted to their needs and to increase our exposure across the market. We sell our domain name registration services directly to our customers, primarily through our www.register.com website and dedicated Corporate Services account managers. To extend our distribution, we also offer services indirectly through our Global Partner Network. This network currently consists of over 650 ISPs, web-hosting companies, telecom carriers, web portals and other web-based businesses, including over 125 based outside the United States, that resell our domain registration and related products and services to their customers using our flexible software solutions.

         Secondary Market Products and Services. Through Afternic.com, which we acquired in September 2000, we offer a comprehensive suite of products and services for the secondary market for domain name registrations including, auctions, appraisals and escrow services. Afternic.com also provides its members with industry newsletters and the ability to participate in community forums. We believe that we will see increasing convergence between the primary and secondary markets over time and that Afternic.com will provide us with the platform to participate in the resultant opportunities. An example of such convergence is Afternic Virtual Broker, an automated service that makes it possible to bid on any name already registered while going through the register.com registration process.

         Scalable, Reliable and Secure Technological Platform. We designed and developed our technological infrastructure with a view toward ensuring the scalability, reliability and security essential to support the growth expected in the domain name registration industry. Our selection by ICANN as a testbed registrar and the selection of RegistryPro as a new gTLD registry, were, we believe, based in significant part on our technological plans.

The Register.com Strategy

         Our objectives are to increase our share of high quality domain name registrations, to differentiate our products and services and to develop a long-term relationship with our customers by helping them to create, enhance and manage their commercial online presence. Our key strategies for achieving these objectives include:

         Introducing New Products and Services. We will continue to introduce new "best of breed" products and services in order to empower our customers as they manage and enhance their online presence. The products and services we have introduced this year include:

         o FirstStepStarter Kit, our bundled product offering, which provides our customers with the following products and services to start a web presence: (1) a domain name registration, (2) FirstStepSite, a three page template-driven web site, (3) email and (4) domain name forwarding;

         o SiteSubmit, a service that facilitates the submission of domain names to up to 400 search engines;

         o Customized Registration Portal, a web-based application which allows our Corporate Services clients to provide their employees with managed registration capability through a customized password protected interface.

         o        CommerceLock, a digital certificate offering.

         We expect to provide domain name registration services for the unsponsored new gTLDs (.biz, .info, .name and .pro) as well as additional multilingual domain names when and if they become available in the marketplace. As the domain name market matures, and our renewal and transfer efforts become increasingly important to increasing the lifetime economic value of our customer base, we are committed to making our automated transfer and renewal services more efficient and easier to use. Finally, we will continue to expand the number of country codes in which our customers can register domains through us (currently over 240) so that we can help them meet their global needs.

         As part of this strategy, we will try to anticipate our customers needs and to meet them by entering into new business alliances, developing new applications and website features and investing in our technologies. We believe that these enhancements will increase traffic to our website and strengthen customer loyalty, as well as position us as a preferred registrar for ISPs, web-hosting companies and other companies whose products and services may appeal to our target customers.

         Renewal Efforts. Encouraging our customers to renew their domain name registrations with us is of great importance as their renewals will allow us to increase profitability by lowering overall marketing costs. To strengthen our renewal efforts we are developing retention-based programs and have launched services such as QuickRenew, a one-step renewal process and SafeRenew, our automatic renewal service. In addition, over time, we believe that our focus on customer service and the adoption by our customers of our additional products and services will have a positive impact on renewals.

         Targeting Marketing to the Most Profitable Customer Segments. In 2000, we believe we were successful in our marketing efforts to build our brand awareness and reputation. While we will continue these efforts in 2001, we are increasingly focusing our marketing efforts on attracting and retaining registrants who are more likely to renew their names and to take advantage of our additional products and services. By focusing on the quality of our customer base, as opposed to the volume of domain name registrations, we believe we will succeed in increasing the lifetime value of our customers.

         Expanding Internationally. We are expanding our relationships with foreign ISPs and other foreign companies in order to offer our products and services to the growing international Internet market. We also intend to pursue alliances and to create local language websites to provide domain name registration and value-added products and services to non-English speaking people.

         Pursuing and Integrating Acquisitions and Investments. We intend to selectively pursue acquisitions of, and investments in, companies, including other domain name registrars and developers of web-based applications and services. We will target companies that offer complementary products, services and technologies that can expand our business into the products and services that will fill our customers needs.

Products and Services

         Registration Services. Our core expertise is providing domain name registration services. We register domain names in the .com, .net and .org domains and are able to register domain names in over 240 country code domains, of which 29 may currently be registered through our www.register.com website. We offer .com, .net and .org multilingual registrations in 46 different character sets including German, Italian, French and Japanese, and we expect to increase these offerings. We are currently taking indications of interest for registrations in the new gTLDs (.biz, .info, .name, .pro, .museum, .aero and
 .coop) some of which we expect will launch in the second half of 2001. We expect to provide registration services for these names when and if they are launched. We offer one-, two-, five- and ten-year registration periods for both the initial and renewal domain name registration in the .com, .net and .org domains. We provide the following basic products and services, for no additional fee, together with our registration services:

         o FirstStepSite. We provide customers who have registered domain names through us the ability to create a three-page website and post it on the Internet. Customers can select from a multitude of layouts, themes and colors and also upload images to customize their FirstStepSites. As of December 31, 2000, our customers had set up over 200,000 FirstStepSites.

         o FutureSite. For customers who do not take advantage of FirstStepSite, we provide a presence on the Internet immediately following registration until they launch their own website. Entering a customer's new domain name will bring up a webpage stating: "Coming Soon! We recently registered our domain name at register.com."

         o Domain Manager. This quick and easy-to-use service enables our customers to view and modify important domain name information online, on a real-time basis, including their email address, the location of the server that hosts their website and all billing information, as well as enable customers to renew their registrations.

         o One-Step Registration and QuickRenew. We provide our existing users the ability to register additional domain names or renew an existing name through a one-step process using Domain Manager.

         o Domain FastFind. This application, based on key word searches, helps potential registrants find alternatives if their desired domain is already taken.

         o Multi-Name Registration. This application allows customers to register up to 30 domain names simultaneously.

         Domain Name and Registrar Transfers. We facilitate the processing of domain name transfers between registrants. Also, if we were not the original registrar for a customer's domain names, we will facilitate our designation as the new registrar for those domain names through an automated process.

         Corporate Services. Through our Corporate Services division, we offer an array of products and services to assist these customers with high volume registration, brand protection and security needs including:

         o Multiple Domain Registrations and Transfers. We make it easy for customers to register and transfer large numbers of domain names, typically greater than 250 per customer.

         o International Brand Protection. We are able to register domain names in over 240 country code domains, thereby assisting customers in protecting and marketing their brands worldwide.

         o Billing Consolidation. We provide customers a single consolidated billing statement for all of their domain name services.

         o Domain Round-Up. We assist customers in searching for all the domain names affiliated with their company and brands. Once they maintain a single portfolio of domain names with us as the registrar, we can assist customers in managing these names more efficiently.

         o Account Masking. We enable corporate customers to register domain names with anonymity so that they can confidentially secure a name for a product, service or idea before it comes to market.

         o Customized Registration Portal. We provide a web-based application which allows corporate clients to provide their employees with managed registration capability through a customized password protected interface.

         o Trademark Guardian. We provide brand-holders with monthly alerts of potentially conflicting trademark and domain name activity from relevant sources around the world.

         o Domain Lock Down. We offer domain name security services that "lock" names at the registry level, which significantly reduces the risk of unauthorized alterations to key registrar information and blocks the deletion of a domain name for the duration of the registration term.

         Afternic.com. Through our recently acquired subsidiary Afternic.com we offer a comprehensive suite of products and services for the secondary market for domain name registrations including, auctions, appraisals and escrow services. We have begun to integrate Afternic.com services with our registration services so that customers searching for domain names can seamlessly get access to the names available for auction on the Afternic.com website. Another example of the convergence of the primary and secondary markets is Afternic Virtual Broker, an automated service that makes it possible to bid on any name already registered while going through the required register.com process.

         Online Products and Services. We offer value-added products and services, some of which we provide and some of which are provided by third parties including advertisers. These products and services include:

         o Email. We resell comprehensive email services to our customers. These email services enable our customers to use their unique domain names to create branded email addresses, such as myname@mybrand.com.

         o Web-hosting. We offer web-hosting to our customers primarily by referring them to the offerings of our advertisers.

         o Digital Certificates. We offer digital certificates to our customers under the name CommerceLock to provide the security connection necessary to conduct e-commerce with confidence.

         o Domain Name Forwarding. Our domain name forwarding service allows customers to point their domain names to existing sites on the Internet. We offer three levels of service, one of which is offered for no additional charge.

         o Search Engine Submission. Our SiteSubmit service facilitates the submission of domain names to up to 400 search engines.

         o DNS Services. We are responsible for managing the Domain Name Servers (DNS) for approximately 2.8 million domain names which we believe positions us as the largest authoritative DNS provider in the world. DNS provides the Internet and Internet users with authoritative routing information for domain names.

In addition, we pursue advertisers for our websites to offer additional products and services that are complementary to our own offerings and appeal to our customers. These include:

         o        trademark services;

         o        incorporation services;

         o        online marketing;

         o        computer hardware and equipment; and

         o virtual intranet applications for the small office and home office market.

Customer Service

         We believe that our ability to establish and maintain long-term relationships with our customers depends, in part, on the strength of our customer support operations and staff. Furthermore, we value frequent communication with and feedback from our customers in order to continually improve the quality of care provided by our customer service representatives. Our customer service representatives handle general inquiries, investigate the status of orders and payments and answer technical questions about the Internet and domain name management. We handled over 90,000 customer inquiries in February 2001.

         Our technology team developed our Internet-based customer service inquiry tracking system, which we use to respond to a significant portion of our customer service inquiries. This system enables our customer service representatives to access customer account information efficiently, including all past requests and our responses. Additionally, based on information provided by our customers at the time of their inquiry, our system automatically routes the inquiry to the appropriate team of customer service representatives. This system also allows our management to monitor the efficiency and effectiveness of our representatives. We solicit feedback from our customers by emailing quality-of-service surveys to them after we have resolved their inquiries. We analyze the survey results on a quantitative and qualitative basis. These responses provide us with real-time feedback on the quality of our customer service.

         In May 2000, we upgraded our customer care center to provide enhanced customer service and technical support, including a complementary online and telephone ticketing system, a new toll-free call-in number, and an increased staff, to provide faster and more specialized attention to customer inquiries. In addition, with the launch of our Register.com Espanol website, we have added a team of Spanish-speaking customer service and technical support representatives, accessible 24 hours a day, seven days a week, in order to provide our Spanish-speaking customers the same level of service as we provide our English-speaking customers. We expect to complete additional expansion and improvements to our customer service operations in 2001.

Distribution

         We believe that our direct and indirect distribution channels enable us to reach a broad range of potential customers with products and services targeted to their needs and to increase our exposure across the market. We believe that we provide our customers quick, easy-to-use, value-added and flexible solutions across all of our distribution channels.

         Direct. We provide our products and services directly to our customers through the following websites: www.register.com, www.namebargain.com, www.namedemo.com and www.afternic.com. We also offer services to corporate customers through our Corporate Services division.

         Websites.

         o Register.com. Through our www.register.com website, customers may register a domain name in six quick, easy-to-follow steps and access the value-added products and services we offer to establish, maintain and enhance their Internet presence. Through our affiliate program, we pay a commission for customer referrals that result in domain name registrations to encourage others to provide links to our register.com website. In June 2000, we launched Register.com Espanol which allows users to register and manage domain names through a Spanish language interface, allowing Spanish speakers to receive the same level of service as our English-speaking customers receive.

         o NameBargain.com. In August 2000, we launched NameBargain.com to appeal to the speculator market. Through this website, we offer registrations at a substantial discount to our standard registration fees, targeted to bulk customers. Names registered through this service come with limited services and customer support.

         o NameDemo.com. In August 2000, we also launched NameDemo.com through which we offer our customers the right to use a domain name for free, limited to one name per customer, as identified by a unique email address. Although we stopped accepting new registrations in February 2001, we currently have over 200,000 existing registrations through NameDemo.com and we are encouraging these registrants to purchase their domain name registrations through register.com.

         o Afternic.com. Through Afternic.com, we offer a comprehensive suite of products and services for the secondary market for domain name registrations including, auctions, appraisals and escrow services.

         Corporate Services. This division is dedicated to meeting the needs of our corporate customers with high volume registration needs. Many companies currently rely on internal brand managers to register and manage domain names related to their trademarks and brand names. We believe that we can provide these services more efficiently through our dedicated team of account managers.

         Indirect. We offer our products and services indirectly through our Global Partner Network of private label and co-branded websites, which include ISPs, web-hosting companies, telecom carriers, web portals and other web-based businesses whose websites may appeal to our target customers. In addition to providing our network participants with flexible software solutions to enable them to resell our domain registration and related products and services, we provide ISP Manager, a real-time domain management tool that allows these companies to control aspects of the domain name for their customers directly and to monitor their customers' domain name registration activity. We currently have over 650 participants in our Global Partner Network of which approximately 125 are based outside the United States.

         We offer potential partners a choice between flexible software solutions that are distinguishable primarily based upon the ease of implementation and the degree of integration they provide. Examples of the alternatives we offer include:

         o BestSRS. This turn-key application is easy to install and can be quickly customized to match the design of a partner's website.

         o TPP. For more technically sophisticated partners, TPP, our application protocol interface (API), provides a high level of control over integration of our registration services into the partner's service offerings and databases.

         o Co-brand. We can also provide our partners with an easily constructed co-branded, customized website through which they can offer our services. Typically, the co-branded website is accessed through the participant's home page and provides one or more links back to its website to facilitate the sale of additional products and services.

Using either BestSRS or TPP, partners can elect to manage the domain name support services (notification, customer service, billing and collections) themselves or to outsource it to us. We typically manage support services for our co-brand partners. In addition to our Global Partner Network, we have entered into and will continue to seek marketing, sales and distribution arrangements with third parties that we believe may further our strategy of increasing our revenue from domain name registrations.

         International. Our direct and indirect distribution channels are accessible through Internet access worldwide. We currently offer our customers the ability to register domain names in over 240 country code domains and have approximately 125 network participants with principal places of business outside the United States.

Marketing

         Our marketing efforts focus on maximizing our return on investment by improving customer retention and lowering acquisition costs. We do this by better understanding our target audiences and providing them with the products and services they need and want, thereby encouraging them to remain our customers for an extended period of time. We use a combination of direct response and targeted mass vehicles, including email, direct mail, online and direct response television and radio tactics to reach our target customers efficiently.

         Our key strategic marketing thrusts for 2001 support overall company objectives, which are to drive profitable registration (domestically and overseas), develop and launch new products and services, and improve our company renewal rate across all distribution channels.

Advertising Sales

         We believe that our growing user base provides advertisers and merchants with an attractive platform from which to reach their target audience, particularly for advertisers who are interested in reaching potential customers at the time they are establishing a web presence. During the year ended December 31, 2000, our advertising revenues increased by 295% over the year ended December 31, 1999. In addition to our Register.com, Afternic.com,
NameBargain.com and NameDemo.com websites, we sell advertising space on FirstStepSite and FutureSite pages.

Technology

         Our technology infrastructure is built and maintained for reliability, scalability, flexibility and security and is administered by our skilled technical staff.

         Facilities. Our online systems are located at hosting facilities in New Jersey and New York. We are currently building out our systems located at one of these facilities to increase redundancy and capacity. We believe each facility has ample power redundancy, fire suppression, peering to other ISPs, bandwidth and backbone redundancy to support the current and anticipated growth of our business.

         Reliability. Our technology platform is designed to maximize reliability. Hardware components are redundant to provide high availability. We provide software and data reliability through a variety of processes and quality-assurance procedures. Our standard procedures include daily database backups, offsite storage of critical information and incremental backups of ongoing database modifications. Additional reliability is provided by our fault-tolerant and redundant platform architecture, which utilizes clustering technology that is designed to ensure uninterrupted service.

         Scalability and Flexibility. We designed our systems to handle a large volume of domain name registrations, general website traffic and domain name server queries in an efficient, scalable and fault-tolerant manner. Our application servers are clustered and use a shared file system which allows us to add additional capacity. Our system is designed to scale easily and to support rapid growth without the need to redesign the network.

         Security. Our technology incorporates a variety of security techniques to protect domain name registration data, including limiting access to users through a strict rule base implemented on the network's router and encrypting user passwords at the time of account creation. We have initiated processes to maintain internal server passwords as well as to ensure limited accessibility to critical components on the network. Our network is protected by a suite of industry-leading hardware/software security solutions.

         Ongoing Improvements. We are in the process of adding new equipment to one of our hosting facilities to help protect our network and further improve scalability and reliability. We expect to add network operation centers in other locations, which will help add redundancy and intelligent load balancing to our systems. We believe that introducing geographic redundancy will enable us to maintain systems that are less susceptible to regional Internet outages.

         Technology Staff. Our technology team is skilled in developing scalable, reliable and critical applications and solutions. Many of our technologies, including our web-based customer care tracking system, were developed in-house. Our team of engineers monitors our systems 24 hours per day, seven days per week.

         In 1998, 1999 and 2000, we spent $277,000, $1.8 million and $5.6 million, respectively, on our research and development activities.

Historical Operations

         We are the successor by merger to Forman Interactive Corp. Forman Interactive commenced operations in 1994 as a developer of electronic commerce software and began offering web hosting and related products and services in 1997. Forman Interactive's principal software product was Internet Creator, a website management software program. We have not sold Internet Creator since October 1998 and ceased distributing it to our web-hosting customers at no cost in spring 1999. We continue to operate our web-hosting service. However, since its development is not part of our business strategy, we are not actively promoting this service. In February 1998, we began to distribute domain names, in most cases without charge and in a few cases on a commission basis when we distributed domain names for international registrars and registries. In April 1999, we commenced offering registration services for country code domains and in June 1999, we began operating as a paid registrar in the .com, .net and .org domains.

Administration of the Internet; Government Regulation and Legal Uncertainties

         Under a 1993 cooperative agreement with the U.S. Department of Commerce, Network Solutions (now a VeriSign company) was authorized to act as the sole registry and sole registrar for domain names in the .com, .net and .org top level domains. On July 1, 1997, President Clinton approved and released a report entitled A Framework for Global Electronic Commerce, in which he authorized the creation of an inter-agency working group under the leadership of the Department of Commerce to study domain name system registration and administration issues, specifically the issue of privatizing the management of the domain name system. In October 1998, in response to this report, the Department of Commerce amended the Network Solutions cooperative agreement to call for the formation of a not-for-profit corporation to oversee the management of, and create policies regarding, domain names in the .com, .net and .org top level domains. The Department of Commerce also proposed that additional registrars be authorized to register domain names in these domains based upon the idea that competitive registrars would benefit consumers and businesses. ICANN was recognized as this not-for-profit corporation by the Department of Commerce in November 1998.

         ICANN's authority is based upon voluntary compliance with its consensus policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the future of the domain name registration system.

         In April 1999, ICANN selected five testbed companies to act as registrars to register domain names in the .com, .net and .org domains and compete with Network Solutions. These five entities were Register.com, America Online, Inc., France Telecom, Melbourne IT and CORE, which is a worldwide consortium of registrars. Each registrar was required to execute a one-year accreditation agreement with ICANN. Register.com was the first of the testbed companies to begin directly registering domain names. The testbed registrars were the first registrars provided with access to the Shared Registration System, which allowed them to interface directly with Network Solutions' registry. The testbed period ended on November 30, 1999. As of March 16, 2001, 148 companies were accredited by ICANN to act as registrars. Of these, only 75 are connected to the Shared Registration System, and the remaining accredited registrars are still in the development phase with respect to offering registration services. An additional 18 companies have qualified for accreditation but have yet to sign the agreements required by ICANN.

         In November 2000, ICANN approved bids for the following seven new gTLD registries: .biz, .info, .name and .pro, which are referred to as unsponsored new gTLDs, and .museum, .coop and .aero, which are referred to as sponsored new gTLDs. These prospective gTLD registries are currently in the process of negotiating contracts with ICANN and, while there can be no assurances that they will successfully launch, based on actions taken by the ICANN board at its March 2001 meeting, we currently expect the four unsponsored new gTLDs (.biz, .info,
 .name and .pro) to commence selling registrations through registrars in the second half of 2001. In March 2001, ICANN's Board of Directors authorized a seven day public comment period on the negotiated agreements in an effort to expedite the introduction of the new gTLDs.

         On November 10, 1999, ICANN, VeriSign and the Department of Commerce executed a set of agreements that were intended to amend the 1993 cooperative agreement and make VeriSign an ICANN-accredited registrar. These agreements provided for VeriSign to act as the .com, .net and .org registry until November 30, 2003. In addition, they provide that if VeriSign effects a legal separation between its registry and registrar operations by May 9, 2001, the term of the agreement for the registry operations will be extended for an additional four years until November 30, 2007. These agreements also provide that the annual fee that a registrar must pay to the registry for each domain name registered in a gTLD is $6 per year during the term of the agreement.

         In a press release dated March 1, 2001, VeriSign announced that it has reached preliminary agreements with ICANN which would supercede the original agreements and enable VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least 2006 even as it retained ownership and control over its registrar business. The preliminary agreements also provide that under certain conditions, VeriSign may continue to operate both registries beyond these dates. VeriSign would be permitted to continue to operate its domain name registrar business for .com, .net and .org domains subject to the existing structural separation between VeriSign's registry and registrar business. VeriSign would also continue to operate the .org registry through December 2002 at which point that registry would return to its status for use by non-profit organizations around the world. These preliminary agreements remain subject to approval of the ICANN board of directors and the Department of Commerce. Therefore, we do not know if they will be adopted at all, and if so, if they will be modified from their current draft form.

         On December 1, 1999, ICANN's first substantive policy, the Uniform Dispute Resolution Policy, became effective. This dispute resolution policy was created to address the problem of cybersquatting, or registering the trademark of another as a domain name with the intent to wrongfully profit from the goodwill in that name created by the trademark holder. ICANN intends to create additional policies governing the domain name registration system, and we will be affected by any of these policies. We played a leading role in the drafting and implementation of the Uniform Dispute Resolution Policy, and we intend to continue to play an active role in the development of ICANN policies.

         There have been ongoing legislative developments and judicial decisions with respect to trademark infringement claims, unfair competition claims, and dispute resolution policies relating to the registration of domain names. To help protect ourselves from liability in the face of these ongoing legal developments, we have taken the following precautions:

         o in our standard registration agreement, we require that each registrant indemnify, defend and hold us harmless for any dispute arising from the registration or use of a domain name registered in that person's name; and

         o on December 1, 1999, we implemented the Uniform Domain Name Dispute Resolution Policy as approved by ICANN.

         Despite these precautions, we cannot assure you that our indemnity and dispute resolution policies will be sufficient to protect us against claims asserted by various third parties, including claims of trademark infringement and unfair competition in our capacity as registrar.

         New laws or regulations regarding domain names and domain name registrars may be adopted at any time. Our responses to uncertainty in the industry or new regulations could increase our costs or prevent us from delivering our services over the Internet, which could delay growth in demand for our services and limit the growth of our revenues. New and existing laws may cover issues such as:

         o        pricing controls at the registry level;

         o the creation of additional generic top level domains and country code domains;

         o        consumer protection;

         o        cross-border domain name registration;

         o        trademark, copyright and patent infringement;

         o        domain name dispute resolution; and

         o other claims based on the nature of content of domain names and domain name registration.

         In November 1999, the Anticybersquatting Consumer Protection Act was enacted by the United States government. This law seeks to curtail a practice commonly known in the domain name registration industry as "cybersquatting." A cybersquatter is generally defined in the Act as one who registers a domain name that is identical or similar to another party's trademark, or the name of another living person, in each case with the bad faith intent to profit from use of the domain name. The law states that registrars may not be held liable for registration or maintenance of a domain name for another person absent a showing of the registrar's bad faith intent to profit from the use of the domain name. Registrars may be held liable, however, if they do not comply promptly with procedural provisions of the law. For example, if there is a litigation involving a domain name, the registrar is required to deposit a certificate representing the domain name registration with the court. To date, there is no precedent to specify under what circumstances we may suffer liability as a registrar under this law. If we are held liable under this law, any liability could have a material adverse effect on our business, financial condition and results of operations.

Competition

         We believe that our industry experience, product and service offerings, customer service focus and broad and efficient distribution channels enable us to compete favorably in providing domain name registration services and ancillary products and services and in attracting advertisers. However, our competitors may have greater name recognition (particularly in international markets), longer operational histories and greater financial, technical and managerial resources and may undertake extensive marketing campaigns for their brands and services, adopt aggressive pricing policies and make more attractive offers to potential distribution partners, advertisers and customers.

         Competition in the Domain Name Registration Industry. As of March 16, 2001, VeriSign and 73 other registrars, not including us, were registering domain names in the .com, .net and .org domains. An additional 73 registrars have been accredited by ICANN but are not yet registering domain names, and 18 registrars have qualified to register domain names in these domains but have not yet signed the agreements required for registering domain names in these domains. Our principal competitor in the market for domain name registration services is the VeriSign registrar. The VeriSign registrar has significant competitive advantages over all competitive registrars stemming from its legacy as the sole registrar for domain names in the .com, .net and .org domains prior to June 1999 and from VeriSign's continuing exclusive control over the .com,
 .net and .org registry. The barriers for other competitors seeking to enter the market as domain name registrars include developing the requisite technological infrastructure and meeting ICANN's accreditation requirements. Many entrants into the domain name registration industry since we began operating as a paid registrar in June 1999 are offering domain name registration at prices lower than our own with minimal or no value-added products and services. These include competitors who offer domain name registration through bulk registrations, such as BulkRegister.com, a subsidiary of Alabanza, Inc., and registrars that target indirect and wholesale channels such as, Tucows, Inc. and Melbourne IT. In addition to other registrars, we face competition from companies who align themselves with accredited registrars to offer domain name registration services, including ISPs, web-hosting companies, telecommunications firms and Internet professional service firms. Our competitors in the domain name registration industry include companies with strong brand recognition (particularly in international markets) and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars. The growth of the competitive registrars who have entered the industry and the continued introduction of competitive registrars into the domain name registration industry have made it difficult for us to maintain market share and contributed to a sequential quarterly decline in the number of paid registrations we performed since the first quarter of 2000.

         Competition with Respect to Our Online Products and Services. An important component of our business strategy is to offer value-added products and services that encourage customers to use our website for the development and maintenance of their online presence. The markets for our products and services are highly competitive. Other registrars have developed or entered into strategic relationships to offer products and services similar to those that we now provide, including our email, domain forwarding, website hosting, domain name auctioning features, or products and services that we anticipate offering in the future. For example, Afternic.com's principal competitor in the market for products and services in the domain name secondary market is GreatDomains.com, a subsidiary of VeriSign. In addition to facilitating cross-marketing between the two companies, the acquisition by VeriSign of Network Solutions in June of 2000 has strengthened their competitive advantage by enabling the merged entity to couple its registration services with an expanded range of products and services that includes those offered by VeriSign. In addition to competing with other registrars, we also compete with many other providers of these products and services, including application service providers, Internet professional services firms, and domain name resellers.

         Competition for Advertisers. We compete for Internet advertising and sponsorship revenues with other domain name registrars, content-based websites, ISPs, Internet content providers, large web-based publishers, Internet search engines and portal companies and various other companies that facilitate Internet advertising. We also compete with traditional offline media for a share of advertisers' total advertising budgets.

Intellectual Property and Proprietary Rights

         We believe that we are well positioned in the market for domain name registration and related products and services in part due to our highly recognized brand, register.com. We regard our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, third parties could obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States. We have several trademark registration applications pending, including for "The First Step on the Web" and "FirstStepSite." All other trademarks and service marks used in this annual report are the property of their respective owners.

         We have received initial rejections from the U.S. Patent and Trademark Office on our trademark applications for "register" and "register.com" based on descriptiveness. We have responded to these initial rejections arguing that these brands have become widely known through extensive use in commerce and are valid trademarks. While we will be taking all reasonable measures to secure trademark registrations for the "register" and "register.com" marks, we cannot assure you that we will be able to obtain these registrations.

         Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or will be made available. We also expect to license proprietary rights such as trademarks or copyrighted material to strategic partners in the course of planned national and international expansion. While we will attempt to ensure in our agreements that licensees will maintain the quality of our service, we cannot assure you that they will not take actions that might diminish the value of our proprietary rights or reputation, which could thereby materially harm our business.

Employees

         As of December 31, 2000, we had approximately 240 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

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

         We only recently entered the domain name registration industry. In February 1998, we began providing a consumer interface for registering domain names in the .com, .net, and .org domains and in country code domains by forwarding the information we gathered from the consumer to Network Solutions or the applicable country code registrars or registries. In June 1999, we began to compete directly with Network Solutions for registrations in the .com, .net and
 .org domains. Accordingly, we have only a limited operating history as a domain name registrar upon which our current business and prospects can be evaluated, and our operating results, since June 1999, are not comparable to our results for prior periods. As a company operating in a newly competitive and rapidly evolving industry, we face risks and uncertainties relating to our ability to implement our business plan successfully. We cannot assure you that we will adequately address these risks and uncertainties or that our business plan will be successful.

We have a history of losses and although we were profitable and cash flow positive for the quarter and year ended December 31, 2000, we cannot assure you that we will sustain profitability or positive cash flow.

         Although we achieved profitability for the quarter and year ended December 31, 2000, this profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. We incurred losses from operations of approximately $1.2 million for the year ended December 31, 1998, $9.7 million for the year ended December 31, 1999, and $9.7 million for the year ended December 31, 2000. As of December 31, 2000 our accumulated deficit totaled $11.9 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we develop new products and services, expand internationally, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. Accordingly, although we were profitable and had positive cash flow from operations for the quarter and year ended December 31, 2000, we cannot assure you that we will be able to sustain or increase our profitability or positive cash flow in the future.

Our earnings will be reduced in future periods because of stock-based compensation expenses and the amortization of goodwill and other intangibles in connection with our acquisitions.

         Non-cash compensation expenses are related to grants of common stock, stock options and warrants made to employees, directors, consultants and vendors. For the year ended December 31, 2000, we recorded a $2.2 million non-cash compensation charge. Based principally on grants of stock options and warrants made to date, we will record approximately $4.2 million of additional non-cash compensation through 2004 as follows: $1.7 million in each of 2001 and 2002, $714,000 in 2003 and $59,000 in 2004. In addition, for the year ended December 31, 2000, we recognized a charge of $5.6 million for the amortization of goodwill and other intangibles in connection with our acquisitions of Inabox and Afternic.com. Under current accounting rules, we will record approximately $53.8 million of additional amortization of goodwill and other intangibles in connection with the aforementioned acquisitions, through 2004 as follows: $15.5 million in each of 2001 and 2002, $14.3 million in 2003 and $8.5 million in 2004. The non-cash compensation charges and amortization charges will reduce our earnings or increase our losses, as applicable, in future periods.

We cannot predict with any certainty the effect that new governmental and regulatory policies, or industry reactions to those policies, will have on our business.

         Before April 1999, Network Solutions managed the domain name registration system for the .com, .net and .org domains pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized ICANN, to oversee key aspects of the Internet domain name registration system. Since that time and particularly because the domain name industry is in its early stages of development, ICANN is subject to strict scrutiny by the public and the government. For example, Congress has recently held hearings to evaluate ICANN's selection process for new top level domains. We cannot predict whether the proposed amendments to the agreements between VeriSign, ICANN and the Department of Commerce announced on March 1, 2001 will be approved by the ICANN board of directors and the Department of Commerce. We cannot assure you that these proposed amendments or any future measures adopted by the Department of Commerce or ICANN will benefit us or that they will not materially harm our business, financial condition and results of operations. In addition, we continue to face the risks that:

         o the U.S. government may, for any reason, reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

         o        the Internet community or the Department of Commerce or U.S.
                  Congress may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system;

         o ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations;

         o accreditation criteria could change in a way that is disadvantageous to us; and

         o we may not be selected to register additional top-level domains (particularly sponsored new gTLDs) as they become approved.

We may not be able to maintain or improve our competitive position because of strong competition from VeriSign, Inc.

Network Solutions' authorization by the U.S. government to act as the sole domain name registrar prior to April 1999 in the .com, .net and .org domains gives VeriSign a significant competitive advantage in the domain name registration industry.

         Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com,
 .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, Network Solutions was acquired by VeriSign, Inc. a provider of Internet trust services. We face significant competition from VeriSign as we seek to increase our revenue from domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. The acquisition of Network Solutions by VeriSign has not only facilitated cross-marketing between the two companies, but it has also strengthened VeriSign's competitive advantage by enabling it to couple registration services with an expanded range of products and services. Based on VeriSign's press release dated January 24, 2001, the VeriSign registrar registered approximately 1.9 million new and transferred registrations in the
 .com, .net and .org domains for the three months ended December 31, 2000. This compares to the approximately 655,000 new and transferred domain names that we registered for the three months ended December 31, 2000. As of December 31, 2000, the VeriSign registrar supported approximately 15.1 million of approximately 28.2 million active domain names, compared to approximately 3.7 million domain names that we supported as of December 31, 2000.

VeriSign's exclusive control over the registry for the .com, .net and .org domains has given it an advantage over all competitive registrars.

         The Internet domain name registration system is composed of two principal functions: registry and registrar. Registries maintain the database that contain names registered within the top level domains and their corresponding Internet protocol addresses. Registrars act as intermediaries between the registry and individuals and businesses, referred to as registrants, seeking to register domain names. Registrars other than the VeriSign registrar are known in the industry as "competitive registrars."

         The agreements among VeriSign, ICANN and the U.S. Department of Commerce have given VeriSign the exclusive right to operate and maintain the registry for the .com, .net and .org domains at least until November 30, 2003. In addition, they provide that if VeriSign separates its registry and registrar operations by May 9, 2001, the term of the registry exclusivity extends for an additional four years to November 30, 2007. In a press release dated March 1, 2001, VeriSign announced that it had reached preliminary agreement with ICANN which would supercede the original agreements and enable VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least 2006 even as it retained ownership and control over its registrar business. The preliminary agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates. VeriSign would be permitted to continue to operate its domain name registrar business for .com, .net and .org domains subject to the existing structural separation between VeriSign's registry and registrar business. VeriSign would also continue to operate the .org registry through December 2002 at which point that registry would return to its status for use by non-profit organizations around the world.

         As the exclusive registry for these domains, VeriSign receives from us, and every other competitive registrar, $6 per domain name per year. Although registry fees may not be used directly to fund VeriSign's registrar business, the substantial net revenues from these fees, and the certainty of receiving them, provide VeriSign significant advantages over any competitive registrar. If the preliminary agreements are accepted without modification by the board of directors of ICANN and the Department of Commerce, we believe they will strengthen VeriSign's competitive advantage over us and other competitive registrars by securing VeriSign's ability to act as a registrar even while it is the sole registry for the .com, .net and .org domains and earns revenues from the fees we pay.

We also face competition from other competitive registrars and others in the domain name registration industry and expect this competition to continue to intensify.

Competition in the domain name registration services industry will continue to intensify as the number of entrants into the market increases.

         When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface with the Shared Registration System. The Shared Registration System was designed to allow registrars to interface directly with Network Solutions' registry for domain names. The testbed period ended on November 30, 1999. As of March 16, 2001, ICANN had accredited 148 competitive registrars, including us, to register domain names in the .com, .net and .org domains. As of March 16, 2001, VeriSign and 73 other registrars, not including us, were registering domain names in these domains. An additional 73 registrars have been accredited to register but are not yet registering domain names, and 18 registrars have qualified to register domain names but have not yet signed the agreements required by ICANN and VeriSign. We face substantial competition from competitive registrars and others in that:

         o many accredited registrars that are not currently registering domain names may begin to do so in the near future;

         o many companies that are not accredited registrars offer domain name registrations through a competing accredited registrar's system; and

         o ICANN will continue to accredit new registrars to register new and existing generic top level domains.

         The continued introduction of competitive registrars into the domain name registration industry as well as the growth of the competitive registrars who have entered the industry have made it difficult for us to maintain our current market share and contributed to a sequential quarterly decline in the number of paid registrations we performed since the first quarter of 2000. If we continue to experience a decline in paid registrations, our business, financial condition and results of operations would be materially adversely affected. Also, as a result of increased competition, our period-over-period growth rates are likely to fluctuate over time.

We face competition from other competitive registrars and others in the domain name registration industry that may have longer operating histories, greater name recognition (particularly in international markets) or greater resources.

         Our competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars. Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management. Our market position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition (particularly in international markets) and greater financial, technical, marketing, distribution and other resources than we do.

Increasing competition in the domain name registration industry could force us to reduce our prices for our core products and services, which would negatively impact our results of operations.

         In response to increasing competition in the domain name registration industry, we may be required, by market factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services. Some of our competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee. During the year 2000, other competitors, including VeriSign, reduced their pricing for domain name registrations both for short-term promotions and on a permanent basis. Further, some of our competitors have offered domain name registrations for free, deriving their revenues from other sources. Reducing the prices we charge for domain name registration services through our core register.com branded offerings in order to remain competitive would materially adversely affect our results of operations.

         In response to competitive challenges, during 2000 we experimented with different promotions and price points for our core products and services. During the three months ended September 30, 2000, in addition to running significantly discounted and free promotional campaigns to acquire additional registrations and customers, we added our NameBargain.com and NameDemo.com product and service offerings to expand into different segments of the domain name registration market we did not previously serve. Through NameBargain.com we offer bulk registrations targeted to speculators, at a substantial discount to our standard registration fees. Through NameDemo.com we offer customers the right to use a domain name for free, limited to one name per customer as identified by a unique email address. Each of these new offerings also includes a reduced level of value-added services. In February 2001, we stopped accepting new registrations via NameDemo.com in order to evaluate its effectiveness as a customer acquisition and conversion tool. If subscribers to NameBargain.com and NameDemo.com do not renew their subscriptions with us or do not convert to our higher margin products and services, we will not realize the full benefits of having launched these services.

Our business will be materially harmed if in the future the administration and operation of the Internet no longer relies upon the existing domain name system.

         The domain name registration industry continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain name system. Some of our competitors have begun registering domain names with extensions that rely on such alternate systems. These competitors are not subject to ICANN accreditation requirements and restrictions. Naming systems which use keywords rather than traditional domain names have been introduced by other competitors. The widespread acceptance of any alternative systems could eliminate the need to register a domain name to establish an online presence and could materially adversely affect our business, financial condition and results of operations.

If the growth rate of the market for domain names continues to fall, our net revenues from domain name registrations may fall below anticipated levels.

         The domain name market is still in its early stages of development and we do not expect that it will continue to experience the same high level of growth it has experienced in the past. The number of .com, .net and .org domain names registered declined from 5.1 million in the third quarter of 2000 to 4.3 million in the fourth quarter, as the market began to absorb the slow-down in the growth and expansion of the Internet. As a result, our period-over-period growth rates in paid registrations may continue to decline as they have since the first quarter of 2000. Such a continuing decline would materially adversely affect our business, results of operations and financial condition.

If our customers do not renew their domain name registrations through us, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

         The growth of our business depends in part on our customers' renewal of their domain name registrations through us. Our first expirations for .com, .net and .org domain names occurred in January 2001, as such, we have limited experience to date with registration renewals for generic top level and country code domain names. In addition, we cannot predict the volume of registration renewals we should expect or assure you that those customers who will renew their registrations will do so through us. We anticipate that our renewal rates will be affected by the high number of speculative registrations which occurred during the initial growth stage of the domain name registration industry in 1999 and 2000. If our customers decide, for any reason, not to renew their registrations through us, our revenues from domain name registrations will decrease and our business, financial condition and results of operations would be materially adversely affected.

If new generic top level domains are not introduced this year or if our customers turn to other registrars for their registration needs in these newly-approved generic top level domains when they are introduced, our business, financial condition and results of operations would be materially adversely affected.

         Based on an announcement made by ICANN in the fourth quarter of 2000, the introduction of new generic top level domains was initially anticipated by the first or second quarter of 2001. Contract negotiations have taken longer than expected, and it now appears that the new generic top level domains will not be introduced until the second half of this year. We cannot assure you that any additional names will be finally approved and introduced in our expected time frame, or at all. Furthermore, we cannot assure you that we will successfully market our capabilities in these areas or that customers will rely on us to provide registration services within these domains. Our business, financial condition and results of operations could be materially adversely affected if the new top level domains are not introduced this year or when they are introduced, if substantial numbers of our customers turn to other registrars for these registration needs.

We cannot assure you that the Afilias and RegistryPro ventures will be successful. In addition, we may incur additional capital expenditures to establish and develop their products and services. Such expenditures would reduce the financial resources we could use for our primary business.

         In September 2000, Afilias, LLC, a consortium of 18 ICANN-accredited registrars including us, submitted a bid to ICANN to operate an unrestricted generic top level domain name registry for the .info, .site and .web domain names. In October 2000, RegistryPro, a joint venture between Virtual Internet plc, a European provider of Internet hosting, naming and online brand management services, and us, submitted a bid to ICANN to form a new registry for the top level domain .pro which will be exclusively for accredited professionals. In November 2000 both bids were selected by ICANN and .info and .pro became two of the seven new generic top level domains anticipated to be launched pending final contract negotiations with ICANN. In their early stages, these ventures may require additional infusions of capital as they establish themselves as registries of new top level domains. In the event that they do require further funding it may be difficult to obtain financing from outside sources we may invest our own capital to build systems to support each of Afilias and RegistryPro and to market their services. A lack of adequate funding could impact the registries' ability to launch their services or to promote the new top level domains in the marketplace once launched. We cannot accurately predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias and RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand that is lower than anticipated, for these new generic top level domains, or if the returns on our capital expenditures are lower than expected or take longer to materialize, our primary business, financial conditions and results of operation could be materially adversely affected.

If we do not increase our registrations of multilingual domains we will not benefit from the additional revenues generated from the fees associated with registrations in these domains or potential upsell opportunities.

         In November 2000, VeriSign introduced multilingual domain names. Our market share penetration for multilingual domain name registrations in the fourth quarter of 2000 was very low for several reasons including our limited international presence. In addition, since multilingual domain names are not fully functional yet, we anticipate continued challenges in marketing them to customers who are interested in putting the names to use. We cannot assure you that multilingual domain names will reach full functionality and if they do not, we expect demand will decrease and names which have been registered will not be renewed. If additional multilingual domain names are introduced and our performance as a registrar of these domains does not improve, our reputation may suffer and not only could we lose the benefit of additional revenues generated by registrations in these domains, but we could also lose the opportunity to participate in related business opportunities.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

         Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services, including website applications that enable electronic commerce and other business services, to our customers. We expect to incur significant costs in acquiring, developing and marketing these new products and services. We cannot assure you that we will be able to develop new products and services outside of our primary business and if we are able to develop such products and services, that we will succeed in attaining the market's confidence in us as a reliable provider of these products and services. Our primary business, domain name registration services, generated approximately 82% of our net revenues during the year ended December 31, 2000. If we fail to offer products and services that meet our customers' needs, or we do not provide products and services which are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset these related costs and we will remain dependent on domain name registrations as a primary source of revenue. Although our decision to acquire Afternic.com was based on our belief that its products and services would complement our own, we cannot assure you that we will succeed in developing and integrating these new products and services or that they will generate significant revenues. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to provide our customer service staff with training and staffing sufficient to support our new products and services, we may lose customers who feel that their inquiries have not been adequately addressed.

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

         o increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees;

         o increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

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

         The anticipated future growth necessary to expand our operations will place a significant strain on our resources. In order to achieve our growth strategy, we will need to expand all aspects of our business, including our computer systems, telecommunications systems and related infrastructure, customer service capabilities and sales and marketing efforts. The demands on our network infrastructure, technical staff and technical resources have grown rapidly with our expanding customer base. During the year ended December 31, 2000, our number of full-time employees grew from approximately 122 to approximately 240. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate the anticipated growth of our customer base. We also expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. If we fail to manage our growth effectively, our business, financial condition and results of operation could be materially adversely affected.

If we are unable to attract and retain highly qualified management and technical personnel, our business may be harmed.

         Our success depends in large part on the contributions of our senior management team and technology personnel and in particular Richard D. Forman, our President and Chief Executive Officer. We face intense competition in hiring and retaining personnel from a number of sectors, including technology and Internet companies. Many of these companies have greater financial resources than we do to attract and retain qualified personnel. As a result, we may be unable to retain our employees or attract, integrate, train and retain other highly qualified employees in the future. During the third quarter of 2000, we experienced a significant turnover of senior management. Although we recently added new members to our management team, these individuals have not worked with one another before and may not be able to develop an effective working relationship. Moreover, our new managers are still learning about our company and our industry while working to expand our business into new areas. If our senior management team cannot work together effectively and cannot master the details of our business and our market, then our business will be harmed and we will incur additional costs in seeking and retaining new management personnel. The loss of services of these or any other executive officers or the loss of the services of other key employees could harm our business. In addition, if we fail to attract new personnel, or retain and motivate our current personnel, our business, financial condition and results of operations could be materially adversely affected.

We have entered the secondary market for domain names.

We cannot assure you that we will be able to generate revenues or profits from operations in this market or that ICANN will not impose restrictions on the ability of accredited registrars to conduct business in this sector.

         The secondary market for domain names is still in its nascent stages of development. In September 2000, we acquired Afternic.com, Inc. a business which has only been in operation since September 1999. Through Afternic.com, we provide a secondary market for companies and individuals to buy and sell domain names, as well as appraisal and escrow services for these names. Because the industry is so new, we cannot accurately predict whether the secondary market will continue to grow, when or the extent to which we will be able to generate revenues from this sector, or if we will be profitable in this sector.

         If the benefits of our acquisition of Afternic.com do not exceed the costs associated with this acquisition, including any dilution to our stockholders resulting from the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be adversely affected. We expect to incur an on-going monthly non-cash amortization of approximately $996,000 for the 48 months from October 2000 through September 2004.

         We cannot be certain that ICANN will not impose certain terms and conditions on us relating to the integration of Afternic.com's secondary market operations with our current operations. If we cannot fully integrate Afternic.com's operations with our own, we may not be able to achieve the anticipated benefits of the merger and our business, financial condition and results of operations may be materially adversely affected.

We intend to expand our business internationally. This expansion could expose us to business risks that could limit the effectiveness of our growth strategy and cause our results of operation to suffer.

         We intend to expand our business into international markets. Introducing and marketing our products and services internationally and developing direct and indirect international sales and support channels will require significant management attention and financial resources. There are a number of risks associated with conducting our business internationally that could negatively impact our results of operation, including:

         o political and economic instability in some international markets;

         o        competition with foreign companies;

         o legal uncertainty regarding liability and compliance with foreign laws;

         o        currency fluctuations and exchange rates;

         o potentially adverse tax consequences and the burdens of complying with a wide variety of foreign laws;

         o difficulties in protecting intellectual property rights in international jurisdictions; and

         o the level of adoption of the Internet in international markets.

         We may not succeed in our efforts to expand into international markets and if we do, we cannot assure you that one or more of the factors described above will not have a material adverse effect on our future international operations, if any, and consequently, on our business, financial condition and results of operation.

Our ability to register domain names in the .com, .net and .org domains depends upon the continued availability and functionality of the Shared Registration System.

         The success of our business as a competitive registrar depends upon the continued availability and functionality of the Shared Registration System, which is maintained by VeriSign, and its ability to adapt to an expanding market for domain name registrations. As of March 16, 2001, VeriSign and 73 other registrars, not including us, were registering domain names through the Shared Registration System. The 73 other accredited registrars and the 18 registrars that have qualified for accreditation but not yet signed the requisite agreements may begin using the system at any time. Because the Shared Registration System has been in general use only since April 1999, we cannot assure you that it will be able to handle the growing traffic generated by large numbers of registrars or registrations. Our ability to provide domain name registration services in the .com, .net and .org domains would be materially harmed by any failure of the Shared Registration System to accommodate our registration needs.

If we fail to comply with the regulations of the country code registries or are unable to register domain names with those registries, our business would be materially adversely affected.

         Each of the country code registries requires registrars to comply with specific regulations. Many of these regulations vary from country code to country code. If we fail to comply with the regulations imposed by country code registries, these registries will likely prohibit us from registering or continuing to register names in their country codes. Further, in most cases, our rights to provide country code domain name registration services are not governed by written contract. In the case of our written contracts, there is uncertainty as to what law may govern. As a result, we cannot be certain that we will continue to be able to register domain names in the country code domains we currently offer. Any restrictions on our ability to offer domain name registrations in a significant number of country codes, or in a significant country could materially adversely affect our business, financial condition and results of operations.

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

         We rely on several agreements that govern the terms of the services we provide to our users, including domain name registration and secondary market services. These agreements contain a number of provisions intended to limit our potential liability arising from our providing services for our customers including liability resulting from our failure to register or maintain domain names. As most of our customers use our services online, execution of our agreements by customers occurs electronically or, in the case of our terms of use, is deemed to occur because of a user's continued use of the website following notice of those terms. We believe that our reliance on these agreements is consistent with the practices in our industry, but if a court were to find that either one of these methods of execution is invalid or that key provisions of our services agreements are unenforceable, we could be subject to liability that would have a materially adverse effect on our business, financial condition or results of operations.

Our failure to register or maintain or renew the domain names that we process on behalf of our customers, may subject us to negative publicity, which could have a material adverse effect on our business.

         Clerical errors or systems failures, including failures of the Shared Registration System, have resulted in our failure to properly register or to maintain or renew the registration of domain names that we process on behalf of our customers. Our failure to properly register or to maintain or renew the registration of our customers' domain names may subject us to negative publicity, which could have a material adverse effect on our business.

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

         We have received initial rejections from the U.S. Patent and Trademark Office on our trademark applications for "register" and "register.com" based on descriptiveness. We have responded to these initial rejections arguing that these brands have become widely known through extensive use in commerce and are valid trademarks. While we will be taking all reasonable measures to secure trademark registrations for the "register" and "register.com" marks, we cannot assure you that we will be able to obtain these registrations. Our inability to obtain these trademark registrations could materially harm our business.

         Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or will be made available. We also expect to license proprietary rights such as trademarks or copyrighted material to strategic partners in the course of planned national and international expansion. While we will attempt to ensure in our agreements that licensees will maintain the quality of our service, we cannot assure you that they will not take actions that might diminish the value of our proprietary rights or reputation, which could thereby materially harm our business.

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

         We do not conduct comprehensive patent searches to determine whether our technology infringes patents held by others. In addition, technology development in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. To date, we have not been notified that our technologies infringe the proprietary rights of any third parties. However, third parties may assert infringement claims against us with respect to past, current or future technologies, and these claims and any resultant litigation, should it occur, could subject us to significant liability for damages. Even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

         We rely on certain technologies that we license from other parties. For instance, VeriSign has licensed us the right to use key software products and database technology. We cannot assure you that these third-party technology licenses will not infringe on the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially harm our business.

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

         The Anticybersquatting Consumer Protection Act was enacted in November 1999 to curtail a practice commonly known in the industry as "cybersquatting." Cybersquatting is a problem that could be exacerbated with any additional top level domain names that may be established by ICANN. A cybersquatter is generally defined in this Act as one who registers a domain name that is identical or similar to another party's trademark or the name of a living person, in each case with the bad faith intent to profit from use of the domain name. Although the Act states that registrars may not be held liable for registering or maintaining a domain name for another person absent a showing of the registrar's bad faith intent to profit from the use of the domain name, registrars may be held liable if they fail to comply promptly with procedural provisions. If we are held liable under this law, any liability could have a material adverse effect on our business, financial condition and results of operations.

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

         Our network and communications systems are located at hosting facilities in New Jersey and New York. We are currently building out our systems located at one of these facilities and may in the future add additional facilities to make our systems geographically redundant. We cannot assure you that when this build out is complete, if at all, our systems will be geographically redundant. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error or other similar disruptive problems could also adversely affect our systems. We do not carry business interruption insurance. Accordingly, any significant damage to our systems would have a material adverse effect on our business, financial condition and results of operations.

Our ability to deliver our products and services and our financial condition depend on our ability to license third-party software, systems and related services on reasonable terms from reliable parties.

         We depend upon various third parties for software, systems and related services, including access to the Shared Registration System provided by VeriSign. Some of these parties have a limited operating history or may depend on reliable delivery of services from others. If these parties fail to provide reliable software, systems and related services on agreeable license terms, we may be unable to deliver our products and services.

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

         o to develop and license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

         o to respond to technological advances and emerging industry standards and practices on a cost-effective or timely basis.

         The development of additional products and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively or adapt our websites, internally developed technology or transaction-processing systems to customer requirements or emerging industry standards. Updating our technology internally and licensing new technology from third parties may require us to incur significant additional capital expenditures.

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

         Our future success depends in part on the use of the Internet as an advertising and marketing medium. Advertising revenues constituted 14% of our net revenues for the year ended December 31, 2000. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising are uncertain. Further, the price we are able to charge for advertisements has been negatively impacted by the overall Internet advertising market, which negatively impacts our business. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising. These factors could materially adversely affect our business, financial condition and results of operations.

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

         As of March 28, 2001, our directors, executive officers and principal stockholders beneficially owned approximately 38% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

         As of March 4, 2001, 105,007 shares of common stock held by the former stockholders of Inabox are subject to lock-up agreements with us pursuant to which 11,667 unregistered shares will be released from the lock-up on a monthly basis until the expiration of the lock-up agreement on June 4, 2002. In addition, as of March 15, 2001, 1,360,457 shares of common stock held by the former stockholders of Afternic.com are also subject to lock-up agreements with us pursuant to which 2,796 registered shares and 29,596 unregistered shares will be released on a monthly basis beginning April 15, 2001 until the expiration of the lock-up agreement on March 15, 2004. Additionally, a number of holders of our common stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Item 2.  Properties.

         We currently lease approximately 31,000 square feet of space in one location in New York City, New York under a contract that expires in 2009. In addition, we are negotiating a lease of 20,000 square feet of space which we would use to relocate a portion of our customer service department. We anticipate entering into a five year lease for this facility with an option to renew for up to an additional ten years. We believe that this new facility and our current space will meet our needs for at least twelve months.

Item 3.  Legal Proceedings.

         Although there are various claims, lawsuits and pending actions against us incidental to the operation of our business, we are not party to any material legal proceedings and are not aware of any pending or threatened litigation that we would reasonably expect to affect our business materially and adversely.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Our common stock has been quoted on the Nasdaq National Market under the symbol RCOM since our initial public offering on March 3, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market.

Year Ending December 31, 2000:                  High          Low
         Fourth Quarter                         $9.4688       $5.00
         Third Quarter                          38.75          6.5625
         Second Quarter                         69.625        18.875
         First Quarter (since March 3)         116.00         24.00


On March 28, 2001, the last sale price of our common stock reported by the Nasdaq National Market was $5.63 per share. As of March 28, 2001, we had approximately 128 holders of record of our common stock.

                                 DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock. We currently anticipate retaining any future earnings for the development and operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the forseeable future.

                                 USE OF PROCEEDS

         Register.com has used all of the proceeds from its initial public offering as follows: $98.5 million for general working capital (including the payment of taxes), $10.0 million as payment in the Afternic.com transaction and $6.8 million for capital expenditures.

Item 6.  Selected Financial Data.

         The following selected financial data was derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants, for the respective periods. This information should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the financial statements, including the notes thereto, included elsewhere in this annual report. The pro forma basic and diluted earnings per share data gives effect to the conversion of our Exchangeable Preferred Stock and Series A Convertible Preferred Stock at the date of original issuance, while the basic and diluted earnings per share for 2000 take into account the actual conversion of our Exchangeable Preferred Stock and Series A Convertible Preferred Stock on March 3, 2000, the date of our initial public offering.


                                                                        Year Ended December 31,
                                                ---------------------------------------------------------------------
                                                    1996          1997           1998           1999          2000
                                                -----------    ----------   -----------     -----------   -----------
Statement of Operations Data:
  Net revenues............................       $  868,018    $  713,263   $ 1,319,359      $9,644,552   $86,109,514
  Cost of revenues........................          342,140       191,539       461,152       3,082,499    23,868,757
                                                -----------    ----------   -----------     -----------   -----------
  Gross profit............................          525,878       521,724       858,207       6,562,053    62,240,757
                                                -----------    ----------   -----------     -----------   -----------
  Operating expenses:
       Sales and marketing................          935,495       366,975       863,720       7,149,693    47,311,275
       Research and development...........          390,814        71,471       276,687       1,767,158     5,580,131
    General and administrative
      (including non-cash compensation of $0,
      $0, $149,682, $4,929,200, and
      $2,173,422, respectively)...........          743,609       263,017       945,107       7,309,390    13,433,737
  Amortization of goodwill and
     other intangibles....................               --            --            --              --     5,582,202
                                                -----------    ----------   -----------     -----------   -----------
  Total operating expenses................        2,069,918       701,463     2,085,514      16,226,241    71,907,345
                                                -----------    ----------   -----------     -----------   -----------
Loss from operations......................       (1,544,040)     (179,739)   (1,227,307)     (9,664,188)   (9,666,588)
Other income (expenses), net..............         (170,036)      (25,787)       66,559         887,270     9,519,597
Gain on sale of investment................                -             -             -               -     4,603,457
Income tax expense........................                -             -             -               -    (4,186,658)
                                                -----------    ----------   -----------     -----------   -----------
Net (loss) income.........................      $(1,714,076)   $ (205,526)  $(1,160,748)    $(8,776,918)  $   269,808
                                                ===========    ==========   ===========     ===========   ===========
Basic (loss) earnings per share...........      $     (0.26)   $    (0.02)  $     (0.07)    $     (0.46)  $      0.01
                                                ===========    ==========   ===========     ===========   ===========
Weighted average shares used in
   basic (loss) earnings per share........        6,633,905     8,884,709    15,697,013      19,117,027    31,393,613
                                                ===========    ==========   ===========     ===========   ===========
Diluted (loss) earnings per share.........      $     (0.26)   $    (0.02)  $     (0.07)    $     (0.46)  $      0.01
                                                ===========    ==========   ===========     ===========   ===========
Weighted average shares used in
   diluted (loss) earnings per share......        6,633,905     8,884,709    15,697,013      19,117,027    39,183,902
                                                ===========    ==========   ===========     ===========   ===========
Pro forma basic earnings per share........                                                                $      0.01
                                                                                                          ===========
Weighted average shares used in pro forma
  basic earnings per share................                                                                 32,191,006
                                                                                                          ===========
Pro forma diluted earnings per share......                                                                $      0.01
                                                                                                          ===========
Weighted average shares used in pro forma
  diluted earnings per share..............                                                                 39,981,296
                                                                                                          ===========

                                                                            December 31,
                                                --------------------------------------------------------------------
                                                    1996          1997           1998          1999          2000
                                                -----------    ----------    -----------   -----------   -----------
Balance Sheet Data:
   Cash and cash equivalents                     $   21,074    $   60,845     $1,284,684   $40,944,122   $60,155,747
   Short-term investments                                 -             -              -     4,723,050    65,283,178
   Working capital (deficiency)                    (949,383)   (1,131,173)       569,616    29,813,357    92,159,845
   Available-for-sale securities                          -             -              -             -    47,980,150
   Total assets                                     141,774       180,786      1,611,025    68,336,046   292,616,635
   Total deferred revenues                                -        32,038        113,527    32,101,232    88,516,215
   Total liabilities                              1,002,920     1,243,457        788,245    46,423,191   103,722,134
   Stockholders' equity (deficit)                  (861,146)   (1,062,671)       822,780    21,912,855   188,894,501

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         We are a provider of Internet domain name registration products and services worldwide for businesses and individuals that wish to have a unique address and branded identity on the Internet. Domain names serve as part of the infrastructure for Internet communications, including websites, email, audio, video and telephony.

         As the first registrar to compete in the domain registration market after the U.S. government deregulated the industry, we have processed over 3.7 million domain registrations since June 1999. Currently, we directly register domain names across the generic top level domains (gTLDs) .com, .net and .org and we also register names in over 240 country code domains (ccTLDs), such as
 .co.uk for the United Kingdom, .de for Germany and .jp for Japan.

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

                   Products and Services                                      Products and Services
                      Provided by Us                                            Provided by Others

o        real-time domain name management                    o        email

o        website-creation tools under the name               o        web hosting
         FirstStepSite

o        domain name forwarding                              o        digital certificates under the name Commerce
                                                                      Lock

o        domain name re-sale services, such as auctions,     o        trademark monitoring under the name Trademark
         appraisals and escrow services, offered through              Guardian
         our subsidiary Afternic.com

         Our mission is to become the preferred partner for customers who seek to create, enhance and manage their commercial Internet presence.

         Our retail customer base is comprised of small to medium size businesses as well as SOHOs (Small Office/Home Office) and individuals. These customers purchase domain name registration services directly from our website at www.register.com. We sell domain name registration products and services to enterprises with high volume registration needs through our Corporate Services Division. In addition, to extend our distribution we maintain a Global Partner Network of over 650 ISPs, web-hosting companies, telecom carriers, web portals and other web-based businesses. Using our flexible software solutions, these companies resell our domain registration and related products and services to their customers.

         We are the successor by merger to Forman Interactive Corp. Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began offering web-hosting and related products and services in 1997. In February 1998, we began to distribute domain names either for free or, to a lesser extent, were paid commissions for the domain names we distributed for international registrars and registries. In April 1999, we commenced offering registration services for country code domains and in June 1999, we began operating as a paid registrar in the .com, .net and .org domains.

         In June 2000, we acquired all of the outstanding capital stock of Inabox, Inc. through a merger for approximately $1.0 million in cash and 280,019 shares of our common stock. We use Inabox's software to develop our FirstStepSite product and BestSRS, one of the reseller solutions offered to our Global Partner Network. The acquisition was accounted for using the purchase method of accounting. As a result, Inabox's financial results are consolidated with our financial results from the date of acquisition.

         In September 2000, we acquired Afternic.com, Inc., a leading secondary market exchange for domain names, for approximately $10.0 million cash and the issuance of 4,378,289 shares of our common stock to the stockholders of Afternic.com, a portion of which cash and stock was used to satisfy existing obligations of Afternic.com. This transaction was accounted for using the purchase method of accounting. As a result, Afternic.com's financial results are consolidated with our financial results from the date of acquisition.

         Through RegistryPro, a joint venture with the U.K.-based registrar Virtual Internet plc, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. We currently own 50% of the equity in RegistyPro. We also have a small equity stake in Afilias, the consortium of 18 registrars, which was selected to manage the registry for the new gTLD .info. We currently expect each of these new registries to launch in the second half of 2001, although their launch is dependent on finalizing contract negotiations with ICANN and is not assured.

Net Revenues

         We derive our net revenues from domain name registrations, online products and services and advertising. Net revenues from domain name registrations consist of fees paid by registrants over the course of the registration period reduced by referral commissions and a provision for credit card chargebacks. We currently earn registration fees in connection with new, renewal, extended and transferred registrations. From June 1999 until January 14, 2000, we offered two-year registration periods for initial domain name registrations in the .com, .net and .org domains with annual renewals and either one- or two-year registration periods for domain names in the country code domains. Beginning January 15, 2000, we expanded our registration period offerings to include one-, five- and ten-year registration periods for initial domain name registrations in the .com, .net and .org domains. Renewal and extension registration periods can be from one to ten years. Our standard pricing for .com, .net and .org domain names is currently $35 per year through our www.register.com website. We currently charge approximately $40 to

$200 for one- or two-year country code domain names registered through our www.register.com website. From time to time we run promotional campaigns to acquire additional registrations and customers, including significant free promotions which we ran during the third quarter of 2000. We charge the same rates for renewals as we do for corresponding initial registration periods. Because we only began operating as a registrar in April 1999, we have processed a limited number of registration renewals. We anticipate that registration renewals will contribute to our net revenues as our customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations.

         In addition to our standard registration fees, we have a number of different fee structures for our domain registration services. Our Corporate Services division delivers a diversified range of higher-priced services for our corporate customers and extends bulk discounts for domain name registrations and transfers. We pay referral commissions based on a percentage of the net registration revenues derived from registrations processed through the participants in our network of co-brand websites and those we process through our www.register.com website referred to us by participants in our affiliate network. Participants in our network of private label websites pay us a fee per registration, discounted off of our standard registration fee. In August 2000, we added product and service offerings to expand into different segments of the domain name registration market which we did not previously serve. These include registrations targeted for bulk customers and registered through NameBargain.com at a substantial discount to our standard registration fees and the use of domain names for consumers at no charge registered through NameDemo.com limiting the customer to one name per user as identified by a unique email address and are offered for a duration of one year. Each of these new offerings includes a reduced level of customer service and limited value-added products or services. We stopped accepting new registrations through NameDemo.com in February 2001 so that we could evaluate its effectiveness as a customer acquisition tool as we continue to encourage our NameDemo customers to register their domain names through our www.register.com website.

         Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue when we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment via credit card for all online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period while recognizing the revenues over the registration period. For some of our customers who register domain names through our Corporate Services department and for some participants in our network of private label websites, we establish lines of credit based on credit worthiness.

         Online products and services, which primarily consist of email, domain name forwarding, web-hosting, site submission to search engines and software, are sold either as annual or monthly subscriptions, depending on the product or service offering. These revenues are recognized ratably over the period in which we provide our services. Our software revenues consist solely of software sales by our Inabox subsidiary. To date, these software revenues have not been material and we do not expect these revenues to be material for the foreseeable future. We offer web-hosting through our own servers and through web-hosting services provided by third parties. In 1999, we shifted our business model and have chosen to direct our resources toward our domain name registration business and not toward our own web-hosting business. As such, while we continue to offer our own web-hosting services, we do not actively promote this service and, therefore, do not anticipate significant revenue growth from our own web-hosting service in future periods. We intend, however, to continue actively promoting web-hosting services provided by third parties.

         Advertising revenues are derived from the sale of sponsorships and banner advertisements under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

         Our cost of revenues consists of the costs associated with providing domain name registrations and online products and services. Cost of revenues for domain name registrations primarily consists of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. Through January 14, 2000, we paid a $9 per year registry fee for each .com, .net and
 .org domain name registration. This fee was reduced to $6 per year effective January 15, 2000. We currently pay registry fees of approximately $5 to $160 for one- or two-year country code domain name registrations registered through our www.register.com website. The largest component of our cost of revenues is the registry fees which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

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

Operating Expenses

         Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization of goodwill and other intangible assets. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, registry fees associated with the domain names registered through NameDemo.com or as part of our promotional campaigns which offered free registrations and, to a lesser extent, commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services and quality assurance. General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees and bad debt accruals. Non-cash compensation expenses are related to grants of stock options and warrants made to employees, directors, consultants and vendors. Facilities expenses are allocated across our different operating expense categories. In addition to the $150,000, $4.9 million and $2.2 million of non-cash compensation expenses recorded in 1998, 1999 and 2000, respectively, we will record approximately $4.2 million in additional non-cash compensation charges through 2004 as follows: $1.7 million in each of 2001 and 2002, $714,000 in 2003 and $59,000 in 2004. These charges primarily relate to the issuance of employee stock options having exercise prices below fair market value on the date of grant. Under current accounting rules, we will record approximately $53.8 million of additional amortization of goodwill and other intangibles in connection with our acquisitions of Inabox, Inc. and Afternic.com, Inc., through 2004 as follows: $15.5 million in each of 2001 and 2002, $14.3 million in 2003 and $8.5 million in 2004. The non-cash compensation charges and amortization charges will reduce our earnings or increase our losses, as applicable, in future periods.

Net Income (Losses)

         We have incurred annual losses from our operations since our inception. We incurred net losses of $1.2 million and $8.8 million for the years ended December 31, 1998 and 1999, respectively. We had net income of $270,000 for the year ended December 31, 2000. Although we achieved profitability for the year ended December 31, 2000, this profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. Accordingly, although we were profitable for the year ended December 31, 2000, we cannot assure you that we will be able to sustain or increase our profitability in the future.

Results of Operations

         Because we only began operating as a domain name registrar in the second quarter of 1999 and generated only limited revenues from domain name registration services prior to this time, we believe that comparisons of 1999 against 2000 is not meaningful and you should not rely upon it as an indication of our future performance. Furthermore, given the rapidly evolving nature of our business and our limited operating history as a competitive registrar, our operating results are difficult to forecast, and period-to-period comparisons of our prior operating results will not be meaningful and should not be relied upon as an indication of future performance. The nascent state of the domain name registration market, events in the market such as the introduction of new generic top level domains and other factors, many of which are outside our control, may cause our operating results to fluctuate significantly in the future.

         We anticipate that in future periods, net revenues from domain name registrations will continue to be the largest component of our net revenues, and cost of domain name registrations will continue to be the largest component of our cost of revenues.

Years Ended December 31, 1999 and 2000

Net Revenues

         Total net revenues increased from $9.6 million for the year ended December 31, 1999 to $86.1 million for the year ended December 31, 2000.

         Domain name registrations. Revenues from domain name registrations increased from $4.5 million for 1999 to $70.8 million for 2000. This increase was primarily due to the shift in our business from serving as a distributor of domain names to serving as a registrar for generic top level domain names in June 1999. Additionally, we had $32.1 million of deferred revenue from domain name registrations at December 31, 1999, increasing to $86.8 million at December 31, 2000.

         In the first quarter of 2000 we registered approximately 923,000 new domain names in the .com, .net and .org and country code domains. In the second quarter of 2000 we registered approximately 710,000 new domains names in these domains. In the third quarter of 2000 we registered approximately 842,000 new domain names in these domains, including a significant number of free promotions. In the fourth quarter of 2000 we registered approximately 655,000 new and transferred domain names in these domains. Our number of paid domain name registrations (and, therefore, our cash bookings) decreased sequentially each quarter since the first quarter of 2000. We believe that the growth rate experienced in the domain name registration market in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the recognition by businesses that they needed to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them rather than putting them to use; and (iii) extremely strong growth in new business start-ups in the Internet sector. In late 2000, the domain name registration market's growth rate began to decrease; however, we expect it to normalize in the future.

         Looking forward, we believe that the introduction of new gTLDs will be an important driver of the future growth of the domain name registration market. We believe that there is a natural absorption of the new gTLDs and that anything in excess of this absorption will be primarily a function of the success of marketing efforts. Consequently, we anticipate that as each new gTLD is introduced, there will be an initial spike in new registrations, which will level off over time. We anticipate that registration renewals will contribute to our revenues from domain name registrations as our customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations. We also believe that a large number of the names registered in 1999 and 2000 were registered by domain name speculators who register names with the intention of reselling them rather than putting them to use. As a result, we expect that a significant percentage of the currently existing domain name registrations will not be renewed and will be allowed to lapse. Over time, as the percentage of names held by speculators decreases, we expect to see an increase in the renewal rates across the industry. Taking into account all of these market dynamics, we anticipate that revenues from domain name registrations will continue to increase.

         Online Products and Services. Revenues from online products and services increased 42.9% from $2.1 million for 1999 to $3.0 million for 2000. The increase resulted primarily from increased sales of email and domain name forwarding services. We anticipate that revenues from online products and services will remain relatively flat in the near term, but that these revenues will increase over the long term as we expand our online product and service offerings.

         Advertising. Revenues from advertising increased from $3.1 million for 1999 to $12.3 million for 2000, primarily from the increased number of page views and the volume of advertising and sponsorships sold on our www.register.com, FirstStepSite and FutureSite websites. We anticipate that revenues from advertising in future periods will increase only moderately as we face increasing challenges in the Internet advertising market. We believe that these challenges will be more than offset by the attractiveness of our paying customer base to potential advertisers, as well as the availability of additional advertising space on our Afternic.com, and NameBargain.com websites.

Cost of Revenues

         Total cost of revenues increased from $3.1 million for 1999 to $23.9 million for 2000.

         Cost of Domain Name Registrations. Cost of domain name registrations increased from $2.5 million for the year ended December 31, 1999 to $23.5 million for the year 2000. The increase was primarily due to the shift in our business from serving as a distributor of domain names to serving as a registrar for generic top level domain names in June 1999. As a distributor, we generally passed through registry costs to the applicable registry or registrar. We anticipate that cost of revenues for domain name registrations will continue to increase, tracking the growth in our domain name registrations and renewals.

         Cost of Online Products and Services. Cost of online products and services decreased $158,000 from $548,000 for 1999 to $390,000 for 2000 due primarily to cost cutbacks and renegotiated contracts with certain vendors. We anticipate that these costs will increase over the long term as we expand our online products and services offerings.

Operating Expenses

         Total operating expenses increased from $16.2 million for 1999 to $71.9 million for 2000.

         Sales and Marketing. Sales and marketing expenses increased from $7.1 million for 1999 to $47.3 million for 2000. The increase was primarily due to the costs associated with our radio, print media and television advertising campaigns. The radio and print campaign was launched in September 1999, while the television campaign began in May 2000. The increase is also due to (i) salaries associated with newly hired sales, marketing and customer service professionals and (ii) the registry fees associated with (a) registrations effected through NameDemo.com (which was launched in August 2000) and (b) free registrations offered through promotional campaigns run principally in September 2000. We anticipate that sales and marketing expenses will remain relatively flat in the near term as we continue to expand into new markets, but take a more targeted marketing (as opposed to brand building) approach and focus our efforts on improving customer retention and lowering acquisition costs.

         Research and Development. Research and development expenses increased from $1.8 million for 1999 to $5.6 million for 2000. The increase resulted primarily from salaries associated with new personnel in technology to support our growth. We anticipate that research and development expenses will continue to increase as we develop and modify our systems to accommodate growth in our business.

         General and Administrative. General and administrative expenses, exclusive of non-cash compensation, increased from $2.4 million for 1999 to $11.3 million for 2000. The increase was primarily due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase as appropriate to support our overall growth. Non-cash compensation expenses, included herein, decreased from $4.9 million for 1999 to $2.2 million for 2000. In 1999, the expense was primarily associated with the modification of warrants previously granted to some of our stockholders and the issuance of warrants in connection with a financial consulting agreement, and a minimal portion of the expense was the result of the amortization of deferred compensation related to employee stock options. In 2000, the non-cash compensation expense was primarily attributable to the amortization of deferred compensation related to employee stock options. Based principally on grants of stock options and warrants made to date, we will record approximately $4.2 million of additional non-cash compensation through 2004 as follows: $1.7 million in each of 2001 and 2002, $714,000 in 2003 and $59,000 in 2004.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $5.6 million for 2000 and related to the goodwill and intangibles associated with our acquisitions of Inabox and Afternic.com. Under current accounting rules, we will record approximately $53.8 million of additional amortization of goodwill and other intangibles through 2004 as follows: $15.5 million in each of 2001 and 2002, $14.3 million in 2003 and $8.5 million in 2004. We had no amortization of goodwill and other intangibles for 1999.

Other Income, Net

         Other Income (expenses), net. Other income, net consisted primarily of interest income, net of interest expense increased from $0.9 million for 1999 to $9.5 million for 2000. The increase was primarily due to interest earned on our cash balance as a result of our equity financings, including our initial public offering, and cash provided by operations.

         Gain on Sale of Investment. Gain on sale of investment of $4.6 million for 2000 was the result of the gain on sale of shares of a private company after that company was acquired by a public company. We had no gain on sale of investment in 1999.

Income Tax Expense

         Income tax expense was $4.2 million for 2000 due to the other income, net, described above and the fact that the amortization of goodwill and other intangibles is not deductible for income tax purposes. There was no income tax expense for 1999 due to our operating loss, the absence of amortization of goodwill and other intangibles and the relatively small amount of other income, net.

Net Income (loss)

         Net income for 2000 was $270,000 compared to a net loss for 1999 of $8.8 million.

Years Ended December 31, 1998 and 1999

Net Revenues

         Total net revenues increased from $1.3 million for 1998 to $9.6 million for 1999.

         Domain Name Registrations. Revenues from domain name registrations increased from $37,000 for 1998 to $4.5 million for 1999. Domain name registrations represented 3% of 1998 net revenues and 46% of 1999 net revenues. This increase was primarily from the shift in our business from serving as a distributor of domain names to serving as a generic top level domain name registrar in June 1999. Additionally, we had no deferred revenue from domain name registrations in 1998 while deferred revenue was $32.1 million in 1999.

         Online Products and Services. Revenues from online products and services increased 91% from $1.1 million in 1998 to $2.1 million for 1999 primarily from increased sales of web hosting provided through our servers. Online products and services represented 87% of 1998 net revenues and 22% of 1999 net revenues.

         Advertising. Revenues from advertising increased from $133,000 for 1998 to $3.1 million for 1999 primarily from the increased number of page views and the volume of advertising and sponsorships sold on our www.register.com and FutureSite websites. Advertising represented 10% of 1998 net revenues and 32% of 1999 net revenues.

Cost of Revenues

         Total cost of revenues increased from $461,000 for 1998 to $3.1 million for 1999.

         Cost of Domain Name Registrations. Cost of domain name registrations increased from $19,000 for 1998 to $2.5 million for 1999. The increase was primarily from the shift in our business from serving as a distributor of domain names to serving as a generic top level domain name registrar in June 1999. As a distributor, we generally passed through registry costs to the applicable registry or registrar.

         Cost of Online Products and Services. Cost of online products and services increased 24% from $442,000 for 1998 to $548,000 for 1999. The increase was primarily from the additional depreciation expense associated with the equipment dedicated to our operations to support our growing online product and service offerings.

Operating Expenses

         Total operating expenses increased from $2.1 million for 1998 to $16.2 million for 1999.

         Sales and Marketing. Sales and marketing expenses increased from $864,000 for 1998 to $7.1 million for 1999. The increase was primarily from the costs associated with the launch of our radio and print media advertising campaign in September 1999 and from salaries associated with newly hired sales, marketing and customer service professionals.

         Research and Development. Research and development expenses increased from $277,000 for 1998 to $1.8 million for 1999. The increase resulted primarily from salaries associated with newly hired technology personnel to support our growth.

         General and Administrative. General and administrative expenses, exclusive of non-cash compensation, increased from $795,000 for 1998 to $2.4 million for 1999. The increase was primarily from salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. Non-cash compensation expenses, included herein, increased from $150,000 for 1998 to $4.9 million for 1999. The increase in non-cash compensation was primarily associated with the modification of warrants previously granted to some of our stockholders and the issuance of warrants in connection with a financial consulting agreement. Non-cash compensation expense included $18,000 in 1998 and $329,000 in 1999 of amortization of deferred compensation related to employee stock options.

Other Income (Expenses), Net.

         Other income (expenses), net consists primarily of interest income net of interest expense. Other income (expenses), net increased from $67,000 for 1998 to $887,000 for 1999. The increase was primarily from interest earned on our cash balance as a result of our equity financings and cash provided by operations.

Net Loss

         Net loss increased $7.6 million to $8.8 million in 1999 from $1.2 million in 1998.

Quarterly Results of Operations

         The following table sets forth selected unaudited quarterly statements of operations data, in dollar amounts and as percentages of net revenue, for the four quarters ended December 31, 1999 and for the four quarters ended December 31, 2000. In our opinion this information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this annual statement, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The quarterly data should be read with our financial statements and the notes to those statements appearing elsewhere in this annual statement and in our prospectus. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           Three Months Ended
                                -------------------------------------------------------------------------------------------------
                                 March 31,   June 30,    September     December     March 31,   June 30,    September   December
                                   1999        1999       30, 1999     31, 1999       2000        2000      30, 2000    31, 2000
                                ----------  ----------   ----------   ----------   ----------  ----------  ----------  ----------
                                                                           (in thousands)
Net revenues.................   $      747  $    1,521   $    2,187   $    5,189   $   12,418  $   20,250  $   24,572  $   28,870
Cost of revenues.............           92         233        1,097        1,661        4,101       5,287       6,546       7,935
                                ----------  ----------   ----------   ----------   ----------  ----------  ----------  ----------
Gross profit.................          655       1,288        1,090        3,528        8,317      14,963      18,026      20,935
                                ----------  ----------   ----------   ----------   ----------  ----------  ----------  ----------
Operating costs and expenses
   Sales and marketing.......          720         998        2,898        2,534        7,173      14,980      14,309      10,849
   Research and development..          267         357          470          673          718       1,236       1,354       2,272
   General and
     administrative
     (including non-cash
     compensation of $586,
     $3,945, $41, $357,
     $832, $458, $445, and
     $438, respectively).....          788       4,144          594        1,783        2,530       2,102       4,064       4,738
   Amortization of goodwill
     and other intangibles               -           -            -            -            -         299       1,390       3,894
                                ----------  ----------   ----------   ----------   ----------  ----------  ----------  ----------
Total operating costs and
   expenses..................        1,775       5,499        3,962        4,990       10,421      18,617      21,117      21,753
                                ----------  ----------   ----------   ----------   ----------  ----------  ----------  ----------
Loss from operations.........       (1,120)     (4,211)      (2,872)      (1,462)      (2,104)     (3,654)     (3,091)       (818)
Other income (expenses), net.           13          71          336          468        1,113       2,662       2,946       2,799
Gain on sale of investment...            -           -            -            -            -           -           -       4,603
Income tax expense...........            -           -            -            -            -           -           -      (4,187)
                                ----------  ----------   ----------   ----------   ----------  ----------  ----------  ----------
Net income (loss)............   $   (1,107) $   (4,140)  $   (2,536)  $     (994)  $     (991) $     (992) $     (145) $    2,397
                                ==========  ==========   ==========   ==========   ==========  ==========  ==========  ==========
   Basic (loss) earnings
     per share...............        (0.06)      (0.23)       (0.15)       (0.05)       (0.04)      (0.03)      (0.00)       0.07
                                ==========  ==========   ==========   ==========   ==========  ==========  ==========  ==========
   Weighted average shares
     used in basic (loss)
     earnings per share......   17,295,882  18,193,318   17,295,882   20,841,732   24,180,105  31,623,494  32,810,931  36,775,701
                                ==========  ==========   ==========   ==========   ==========  ==========  ==========  ==========
   Diluted (loss) earnings
     per share...............        (0.06)      (0.23)       (0.15)       (0.05)       (0.04)      (0.03)      (0.00)       0.06
                                ==========  ==========   ==========   ==========   ==========  ==========  ==========  ==========
   Weighted average shares
     used in diluted (loss)
     earnings per share......   17,295,882  18,193,318   17,295,882   20,841,732   24,180,105  31,623,494  32,810,931  42,763,561
                                ==========  ==========   ==========   ==========   ==========  ==========  ==========  ==========

                                                                           Three Months Ended
                                   -------------------------------------------------------------------------------------------------
                                   March 31,   June 30,     September     December     March 31,   June 30,    September    December
                                     1999        1999       30, 1999      31, 1999       2000        2000      30, 2000     31, 2000
                                   ---------   --------    ----------    ---------     ---------   --------    ---------    --------

Net revenues.................         100%        100%        100%          100%          100%        100%        100%         100%
Cost of revenues.............          12          15          50            32            33          26          27           27
                                   -------     -------     --------      ---------     --------    --------    --------     --------
Gross profit.................          88          85          50            68            67          74          73           73
                                   -------     -------     --------      ---------     --------    --------    --------     --------
Operating costs and expenses
   Sales and marketing.......          96          66         133            49            58          82          58           38
   Research and development..          36          24          21            13             6           6           6            8
   General and
     administrative
     (including non-cash
     compensation)...........         106         272          27            34            20          10          17           17
   Amortization of goodwill
     and other intangibles              -           -           -             -             -           1           5           13
                                   -------     -------     --------      ---------     --------    --------    --------     --------
Total operating costs and
   expenses..................         238         362         181            96            84          99          86           76
                                   -------     -------     --------      ---------     --------    --------    --------     --------
Loss from operations.........        (150)       (277)       (131)          (28)          (17)        (25)        (13)          (3)
Other income (expenses), net.           2           5          15             9             9          13          12           10
Gain on sale of investment...           -           -           -             -             -           -           -           16
Income tax expense...........           -           -           -             -             -           -           -          (15)
                                   -------     -------     --------      ---------     --------    --------    --------     --------
Net income (loss)............        (148)%      (272)%      (116)%         (19)%          (8)%       (12)%        (1)%          8%
                                   =======     =======     ========      =========     ========    ========    ========     ========


Liquidity and Capital Resources

         Historically, we have funded our operations and met our capital expenditure requirements primarily through sales of equity securities, cash generated from operations and borrowings. We issued 5,222,279 shares of our common stock to the public on March 3, 2000, which generated approximately $115.3 million after deducting the underwriting discount and other offering expenses.

         At December 31, 2000, the combined total of our (i) cash and cash equivalents, (ii) short-term investments and (iii) available-for-sale securities totaled $173.4 million. This is compared to $45.7 million at December 31, 1999.

         Our business generated $31.9 million of cash from operations in 2000 compared to $22.4 million in 1999. The increase in cash generated from operations was primarily due to increased domain name registrations.

         Net cash used for investing activities was $129.2 million in 2000 compared to $7.7 million in 1999. In 2000, approximately 84% of the cash used for investing activities related to our purchase of short-term investments and available-for-sale securities while the balance related primarily to our acquisitions of Inabox and Afternic.com, an investment in a privately held company, the purchase of property and equipment and investment in our systems infrastructure. In 1999 cash used for investment activities related primarily to our investment in short-term securities and the purchase of property and equipment and investment in our systems infrastructure.

         Net cash provided by financing activities totaled $116.5 million in 2000 compared to $24.9 million in 1999. In 2000 substantially all of the financing activities were attributable to our initial public offering of our common stock. In 1999 substantially all of the financing activities were private sales of equity securities.

         Although we have no material commitments for capital expenditures or other long-term obligations, we anticipate that we will increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the addition of new products and services, implementation of additional co-location facilities and various capital expenditures associated with expanding our facilities. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that our existing cash and cash from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to any material interest rate risk because all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years with a majority having a maturity of under one year. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. We did not have any foreign currency hedging or derivative instruments at December 31, 2000.

         We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. In one instance in 2000, we purchased a put on shares of a public company that had acquired a privately owned company in which we had an investment. We subsequently sold the put at a profit and also sold the shares of the underlying company at a profit. While we have no present intention of utilizing derivative financial instruments in the future, it is possible that we may enter into similar transactions under comparable circumstances, should they arise. We have no long-term debt.

Item 8.  Financial Statements and Supplementary Data.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE

Report of PricewaterhouseCoopers LLP, Independent Accountants............F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000.............F-3
Consolidated Statements of Operations for the years ended
     December 31, 1998, 1999 and 2000....................................F-4
Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1998, 1999 and 2000................F-5
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1999 and 2000....................................F-7
Notes to Consolidated Financial Statements...............................F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Register.com, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Register.com, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York

February 16, 2001

                               REGISTER.COM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                          ---------------------------------------
                                                                                 1999                   2000
                                                                          ----------------       ----------------
Assets
Current Assets
   Cash and cash equivalents........................................      $     40,944,122       $     60,155,747
   Short-term investments...........................................             4,723,050             65,283,178
   Accounts receivable, less allowance of $314,516 and $1,748,824,
     respectively...................................................             2,516,186              6,596,089
   Prepaid domain name registry fees................................             4,954,730             16,855,163
   Deferred tax asset, net..........................................             8,578,045             20,754,301
   Deferred offering costs..........................................               390,000                      -
   Prepaid income taxes.............................................                     -              3,774,077
   Other current assets.............................................               195,196              2,974,136
                                                                          ----------------       ----------------
                                                Total current assets            62,301,329            176,392,691
Fixed assets, net...................................................             2,458,386              9,371,754
Prepaid domain name registry fees, net of current portion...........             3,576,331              4,423,227
Other investments...................................................                     -                600,000
Available-for-sale securities.......................................                     -             47,980,150
Goodwill and other intangibles, net.................................                     -             53,848,813
                                                                          ----------------       ----------------
                                                        Total assets      $     68,336,046       $    292,616,635
                                                                          ================       ================
Liabilities and Stockholders' Equity
Current Liabilities

   Accounts payable and accrued expenses............................      $      8,513,079       $     13,502,152
   Income taxes payable.............................................             5,608,198                      -
   Deferred revenue, net............................................            18,193,871             69,026,927
   Capital lease obligations, current portion.......................                 5,967                      -
   Other current liabilities........................................               166,857              1,703,767
                                                                          ----------------       ----------------
                                           Total current liabilities            32,487,972             84,232,846
Deferred revenue, net of current portion............................            13,907,361             19,489,288
Capital lease obligations, net of current portion...................                27,858                      -
                                                                          ----------------       ----------------
                                                   Total liabilities            46,423,191            103,722,134
                                                                          ----------------       ----------------
Commitments and contingencies

Stockholders' equity
   Preferred stock--$.0001 par value, 5,000,000 shares authorized;
     Series A convertible preferred; 4,694,333 issued and
     outstanding at December 31, 1999 and none issued and
     outstanding at December 31, 2000...............................                   469                      -
   Common stock--$.0001 par value, 200,000,000 shares authorized;
     21,065,047 issued and outstanding at December 31, 1999 and
     36,823,281 issued and outstanding at December 31, 2000.........                 2,106                  3,682
   Additional paid-in capital.......................................            36,709,821            204,676,750
   Unearned compensation............................................            (2,647,770)            (4,287,988)
   Accumulated other comprehensive income...........................                     -                384,020
   Accumulated deficit..............................................           (12,151,771)           (11,881,963)
                                                                          ----------------       ----------------
                                          Total stockholders' equity            21,912,855            188,894,501
                                                                          ----------------       ----------------
                          Total liabilities and stockholders' equity      $     68,336,046       $    292,616,635
                                                                          ================       ================

        The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year ended December 31,
                                                              ------------------------------------------------------
                                                                    1998               1999                2000
                                                              ---------------    ---------------     ---------------
Net revenues............................................      $     1,319,359    $     9,644,552     $    86,109,514
Cost of revenues........................................              461,152          3,082,499          23,868,757
                                                              ---------------    ---------------     ---------------
   Gross profit.........................................              858,207          6,562,053          62,240,757
                                                              ---------------    ---------------     ---------------
Operating costs and expenses
   Sales and marketing..................................              863,720          7,149,693          47,311,275
   Research & development...............................              276,687          1,767,158           5,580,131
   General & administrative (including non-cash
     compensation of $149,682, $4,929,200 and
     $2,173,421, respectively)..........................              945,107          7,309,390          13,433,737
   Amortization of goodwill and other intangibles.......                    -                  -           5,582,202
                                                              ---------------    ---------------     ---------------
     Total operating costs and expenses.................            2,085,514         16,226,241          71,907,345
                                                              ---------------    ---------------     ---------------
Loss from operations....................................           (1,227,307)        (9,664,188)         (9,666,588)
Other income (expenses), net............................               66,559            887,270           9,519,597
Gain on sale of investment..............................                    -                  -           4,603,457
                                                              ---------------    ---------------     ---------------
(Loss) income before provision for income taxes.........           (1,160,748)        (8,776,918)          4,456,466
Provision for income taxes..............................                    -                  -          (4,186,658)
                                                              ---------------    ---------------     ---------------
     Net (loss) income..................................           (1,160,748)        (8,776,918)            269,808
Other comprehensive (loss) income
     Unrealized gain on marketable securities...........                    -                  -             384,020
                                                              ---------------    ---------------     ---------------
     Comprehensive (loss) income........................      $    (1,160,748)   $    (8,776,918)    $       653,828
                                                              ===============    ===============     ===============
     Basic (loss) earnings per share....................      $        (0.07)    $        (0.46)     $         0.01
                                                              ===============    ===============     ===============
     Weighted average shares used in basic (loss)
       earnings per share...............................           15,697,013         19,117,027          31,393,613
                                                              ===============    ===============     ===============
     Diluted (loss) earnings per share..................      $        (0.07)    $        (0.46)     $         0.01
                                                              ===============    ===============     ===============
     Weighted average shares used in diluted (loss)
       earnings per share...............................           15,697,013         19,117,027          39,183,902
                                                              ===============    ===============     ===============
     Pro forma basic earnings per share.................                                             $         0.01
     Weighted average shares used in pro forma basic
       earnings per share...............................                                                  32,191,006
                                                                                                     ===============
     Pro forma diluted earnings per share...............                                             $         0.01
                                                                                                     ===============
     Weighted average shares used in pro forma diluted
       earnings per share...............................                                                  39,981,296
                                                                                                     ===============



        The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                           Exchangeable Preferred       Series A Convertible
                                   Stock                  Preferred Stock               Common Stock
                          ------------------------   ------------------------   -------------------------
                            Shares        Amount        Shares        Amount        Shares        Amount
                           --------     ---------    ----------     ---------   -----------     ---------
Balance at January
1, 1998..............             -     $       -             -     $       -     8,895,418     $     889
Issuance of common
  stock in exchange
  for accrued
  compensation.......             -             -             -             -       945,000            95
Exercise of warrants
  issued in
  connection with
  stockholder loans..             -             -             -             -       411,766            41
Conversion of
  stockholder note
  payable............             -             -             -             -       123,529            12
Sale of common stock.             -             -             -             -     6,906,666           691
Issuance of common
  stock in exchange
  for services.......             -             -             -             -        13,503             1
Issuance of common
  stock warrants for
  services...........             -             -             -             -             -             -
Issuance of
  compensatory stock
  options............             -             -             -             -             -             -
Amortization of
  unearned
  compensation.......             -             -             -             -             -             -
Net loss.............             -             -             -             -             -             -
                           --------     ---------    ----------     ---------   -----------     ---------
Balance at December
31, 1998.............             -             -             -             -    17,295,882         1,729
Sale of exchangeable
  preferred stock....     1,499,999           150             -             -             -             -
Sale and issuance of
  common stock and
  warrants...........             -             -             -             -     2,041,666           204
Sale and issuance of
  Series A
  convertible
  preferred stock
  and warrants.......             -             -     4,694,333           469             -             -
Conversion of
  exchangeable
  preferred stock to
  common stock.......    (1,499,999)         (150)            -             -     1,499,999           150
Issuance of common
  stock and warrants
  for services.......             -             -             -             -             -             -



                                                        Accumulated
                            Additinal                     other
                             Paid-in       Unearned    comprehensive  Accumulated
                             Capital     Compensation     income        Deficit        Total
                           ------------ ------------    ---------   -------------  -------------
Balance at January
1, 1998..............      $1,150,545    $        -     $       -     $(2,214,105)  $(1,062,671)
Issuance of common
  stock in exchange
  for accrued
  compensation.......         261,571             -             -              -        261,666
Exercise of warrants
  issued in
  connection with
  stockholder loans..          99,959             -             -              -        100,000
Conversion of
  stockholder note
  payable............          44,107             -             -              -         44,119
Sale of common stock.       2,490,041             -             -              -      2,490,732
Issuance of common
  stock in exchange
  for services.......           5,786             -             -              -          5,787
Issuance of common
  stock warrants for
  services...........          28,887             -             -              -         28,887
Issuance of
  compensatory stock
  options............         220,975      (123,475)            -              -         97,500
Amortization of
  unearned
  compensation.......               -        17,508             -              -         17,508
Net loss.............               -             -             -     (1,160,748)    (1,160,748)
                           ------------ ------------    ---------   -------------  -------------
Balance at December
31, 1998.............       4,301,871      (105,967)            -     (3,374,853)       822,780
Sale of exchangeable
  preferred stock....       2,840,625             -             -              -      2,840,775
Sale and issuance of
  common stock and
  warrants...........       6,693,293             -             -              -      6,693,497
Sale and issuance of
  Series A
  convertible
  preferred stock
  and warrants.......      15,289,552             -             -              -     15,290,021
Conversion of
  exchangeable
  preferred stock to
  common stock.......               -             -             -              -              -
Issuance of common
  stock and warrants
  for services.......         721,858             -             -              -        721,858


                               REGISTER.COM, INC.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (cont'd)


                           Exchangeable Preferred       Series A Convertible
                                   Stock                  Preferred Stock               Common Stock
                          ------------------------   ------------------------   -------------------------
                            Shares        Amount        Shares        Amount        Shares        Amount
                           --------     ---------    ----------     ---------   -----------     ---------
Issuance of
compensatory stock
options..............             -             -             -             -             -             -
Amortization of
  unearned
  compensation.......             -             -             -             -             -             -
Modification of
  common stock and
  warrants...........             -             -             -             -             -             -
Exercise of employee
  stock options......             -             -             -             -       175,000            18
Exercise of warrants.             -             -             -             -        52,500             5
Net loss.............             -             -             -             -             -             -
                           --------     ---------    ----------     ---------   -----------     ---------
Balance at December
31, 1999.............             -             -     4,694,333           469    21,065,047         2,106
Sale and issuance of
  common stock.......             -             -             -             -     5,222,279           522
Issuance of common
  stock for
  acquisitions                                                                    4,658,308           466
Conversion of
  exchangeable
  preferred stock to
  common stock.......             -             -    (4,694,333)         (469)    4,694,333           469
Issuance of
  compensatory stock
  options............             -             -             -             -             -             -
Issuance of shares
  for the Employee
  Stock Purchase Plan             -             -             -             -        33,619             3
Amortization of
  unearned
  compensation.......             -             -             -             -             -             -
Exercise of stock
  options, net of
  related tax benefit             -             -             -             -       427,457            43
Exercise of warrants.             -             -             -             -       722,238            73
Net unrealized
  holding gain in
  marketable
  securities.........             -             -             -             -             -             -
Net income...........             -             -             -             -             -             -
                           --------     ---------    ----------     ---------   -----------     ---------
Balance at December
31, 2000.............             -     $       -             -     $       -    36,823,281     $   3,682
                           ========     =========    ==========     =========   ===========     =========



                                                         Accumulated
                             Additinal                     other
                              Paid-in       Unearned    comprehensive  Accumulated
                              Capital     Compensation     income        Deficit        Total
                            ------------ ------------    ---------   -------------  -------------
Issuance of
compensatory stock
options..............        2,871,145    (2,871,145)            -              -              -
Amortization of
  unearned
  compensation.......                -       329,342             -              -        329,342
Modification of
  common stock and
  warrants...........        3,878,000             -             -              -      3,878,000
Exercise of employee
  stock options......           62,482             -             -              -         62,500
Exercise of warrants.           50,995             -             -              -         51,000
Net loss.............                -             -             -     (8,776,918)    (8,776,918)
                            ------------ ------------    ---------   -------------  -------------
Balance at December
31, 1999.............       36,709,821    (2,647,770)            -    (12,151,771)    21,912,855
Sale and issuance of
  common stock.......      115,292,625             -             -              -    115,293,147
Issuance of common
  stock for
  acquisitions              47,427,925                                                47,428,391
Conversion of
  exchangeable
  preferred stock to
  common stock.......                -             -             -              -              -
Issuance of
  compensatory stock
  options............        3,894,547    (3,894,547)            -              -              -
Issuance of shares
  for the Employee
  Stock Purchase Plan          200,030             -             -              -        200,033
Amortization of
  unearned
  compensation.......          (80,908)    2,254,329             -              -      2,173,421
Exercise of stock
  options, net of
  related tax benefit          893,222             -             -              -        893,265
Exercise of warrants.          339,488             -             -              -        339,561
Net unrealized
  holding gain in
  marketable
  securities.........                -             -       384,020              -        384,020
Net income...........                -             -             -        269,808        269,808
                            ------------ ------------    ---------   -------------  -------------
Balance at December
31, 2000.............       $204,676,750 $(4,287,988)    $ 384,020   $(11,881,963)  $188,894,501
                            ============ ============    =========   =============  ============


        The accompanying notes are an integral part of these consolidated financial statements.

                              REGISTER.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     1998                1999               2000
                                                                ---------------    ---------------     ---------------
Cash flows from operating activities
Net income (loss).......................................        $    (1,160,748)   $    (8,776,918)    $       269,808
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
   Deferred revenues....................................                 81,489         31,987,705          56,414,983
   Depreciation and amortization........................                121,474            347,860           7,695,756
   Compensatory stock options and warrants expense......                163,797          4,929,200           2,173,421
   Deferred income taxes................................                      -         (8,578,045)        (12,176,256)
Changes in assets and liabilities affecting operating
   cash flows
   Accounts receivable..................................                (54,605)        (2,448,677)         (4,079,903)
   Prepaid domain name registry fees....................                      -         (8,531,061)        (12,747,329)
   Prepaid income taxes.................................                      -                  -          (3,774,077)
   Other current assets.................................                 22,404           (191,271)         (2,778,940)
   Other assets.........................................                (28,375)            30,643                   -
   Accounts payable and accrued expenses................                161,747          2,764,386           2,313,863
   Accrued registry fees................................                      -          3,175,982           1,133,432
   Accrued advertising..................................                      -          1,962,235           1,541,779
   Income taxes payable.................................                      -          5,608,198          (5,608,198)
   Other current liabilities............................                      -            166,857           1,536,910
                                                                ---------------    ---------------     ---------------
     Net cash provided by (used in) operating activities               (692,817)        22,447,094          31,915,249
                                                                ---------------    ---------------     ---------------
Cash flows from investing activities
   Purchases of fixed assets............................               (267,330)        (2,543,715)         (9,026,922)
   Deferred offering costs..............................                      -           (390,000)            390,000
   Purchases of investments.............................                      -         (4,723,050)       (128,363,188)
   Maturities of investments............................                      -                  -          19,722,910
   Acquisitions, net....................................                      -                  -         (11,942,927)
                                                                ---------------    ---------------     ---------------
     Net cash used in investing activities..............               (267,330)        (7,656,765)       (129,220,127)
                                                                ---------------    ---------------     ---------------
Cash flows from financing activities
   Repayment of notes payable...........................               (286,000)           (52,040)                  -
   Net proceeds from issuance of common stock and warrants            2,490,732          6,806,999         116,550,328
   Net proceeds from issuance of preferred stock and
     warrants...........................................                      -         18,130,796                   -
   Principal payments on capital lease obligations......                (20,782)           (16,610)            (33,825)
                                                                ---------------    ---------------     ---------------
     Net cash provided by financing activities..........              2,183,950         24,869,145         116,516,503
                                                                ---------------    ---------------     ---------------
Net increase in cash and cash equivalents...............              1,223,803         39,659,474          19,211,625
Cash and cash equivalents at beginning of period........                 60,845          1,284,648          40,944,122
                                                                ---------------    ---------------     ---------------
Cash and cash equivalents at end of period..............        $     1,284,648    $    40,944,122     $    60,155,747
                                                                ===============    ===============     ===============
Supplemental disclosure of cash flow information:
Cash paid for interest..................................        $        14,510    $         6,008     $        15,493
Cash paid for income taxes..............................        $             -    $     2,969,847     $    25,261,509

        The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                          Notes to Financial Statements


1. Nature of Business And Organization

Nature of Business

         Register.com, Inc. (the "Company" or "Register.com") provides Internet domain name registration and other online products and services such as web-hosting, email, domain name forwarding and advertising. The Company also markets software for creation of Internet websites.

         In April 1999, the Company was selected as one of the initial five testbed registrars by the ICANN, an independent non-profit organization selected by the Department of Commerce to manage and oversee the system for generic top level domain name registration. In June 1999, the Company commenced online registration as an ICANN-accredited registrar of .com, .net and .org domains.

         In June 2000, the Company acquired Inabox, Inc., developers of website creation software (Note 13). In September 2000, the Company acquired Afternic.com, Inc., a secondary market exchange for domain names (Note 13). In September 2000, the Company made an investment in RegistryPro, a joint venture that has obtained preliminary approval from ICANN to act as the registry for the
 .pro generic top level domain, which will be dedicated to certified professionals (Note 5).

Organization

         The Company originally operated as Forman Interactive Corp. ("Forman"), a New York corporation that was formed in November 1994. Pursuant to a Merger Agreement dated June 23, 1999 by and among Register.com, a Delaware corporation formed in May 1999 specifically for the purpose of this merger, and Forman, the stockholders of Forman exchanged their shares for an equivalent number of shares of Register.com. References herein to the operations and historical financial information of the "Company" prior to the date of the merger refer to the operations and historical financial information of Forman. On March 3, 2000, the Company sold shares of its common stock through its initial public offering (Note 6).

Stock Split

         In January 2000, the Company effected a 3.5 to 1 stock split. All common and preferred shares, options, warrants and related per-share data reflected in the accompanying financial statements and notes thereto have been adjusted to give retroactive effect to the stock split.

2. Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company balances and transactions have been eliminated.

Cash equivalents

         The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged approximately $3,591,000 of its cash equivalents and short-term investments as collateral against outstanding letters of credit as of December 31, 2000.

Investments

         The Company classifies the debt securities it has purchased as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

         Securities with maturities of less than one year are classified as short-term investments, and securities with maturities of greater than a year are non-current and are classified as available-for-sale securities, within the consolidated balance sheet.

Fixed assets

         Depreciation of equipment and furniture and fixtures is provided for by the straight-line method over their estimated useful lives of three to five years. Amortization of leasehold improvements is provided for by the straight-line method over the shorter of their estimated useful life or the lease term. The costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Long-lived assets

         The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. To date, no such impairment losses have been identified by the Company.

Revenue recognition

         The Company's revenues are primarily derived from domain name registration fees, advertising and online products and services.

Domain name registration fees

         Registration fees charged to end-users for registration services are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals. Substantially all end-user subscribers pay for services with major credit cards for which the Company receives daily remittances from the credit card carriers. A provision for chargebacks from the credit card carriers is included in accounts payable and accrued expenses. Such amounts are separately recorded and deducted from gross registration fees in determining net revenues. Referral commissions earned by the Company's private label and co-brand partners are deducted from gross registration revenue in determining net revenues.

Online products and services

         Revenue from online products and services is recognized on a straight-line basis over the period in which services are provided. Payments received in advance of services being provided are included in deferred revenue. Revenues from escrow services are recognized upon completion of the escrow service provided.

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

Deferred revenue

         Deferred revenue primarily relates to the unearned portion of revenues related to the unexpired term of registration fees, net of an estimate for credit card chargebacks and external commissions, deferred advertising revenue and online products and services revenue.

Prepaid domain name registry fees

         Prepaid domain name registry fees represent amounts paid to registries for .com, .net, .org and country code domains for updating and maintaining the registries. Domain name registry fees are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals.

Research and development and software development costs

         Research and development costs, other than certain software development costs, are charged to expense as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the product or service to the public, are capitalized and amortized to cost of revenues over the estimated useful life of the related product or service. Software development costs eligible for capitalization have not been significant to date.

Advertising costs

         The Company expenses the costs of advertising in the period in which the costs are incurred. Advertising expenses were approximately $228,000, $4,089,000 and $36,674,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Income taxes

         The Company recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Fair value of financial instruments

         The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the relatively short-term nature of these instruments.

Concentration of credit risk

         Concentration of credit risks associated with registration receivables is limited due to the wide variety and number of customers, as well as their dispersion across geographic areas. Additionally, the majority of the Company's net receivables at December 31, 1999 and 2000 are comprised of amounts due from credit card carriers. The Company has no derivative financial instruments.

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires the management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's most significant estimates relate to the realizability of deferred tax assets and the amortization period of intangible assets. Actual results could differ from those estimates. The markets for the Company's products and services are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future realizability of the Company's assets.

Stock based compensation

         The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). The Company applies the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (Note
8).

Earnings (loss) per share

         The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

         Basic earnings (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents.

         Diluted earnings (loss) per share for the year ended December 31, 1999 does not include the effect of 4,694,333 shares of Series A Convertible Preferred Stock outstanding because its effect is anti-dilutive. Diluted earnings (loss) per share for the years ended December 31, 1998 and 1999 does not include 2,530,850 and 3,277,435, respectively, of stock options outstanding with exercise prices ranging from $.17 to $1.71 per share because their effects are anti-dilutive. Additionally, diluted earnings (loss) per share for the years ended December 31, 1998 and 1999 excludes 3,596,839 and 6,155,675, respectively, of common shares issuable upon the exercise of outstanding warrants, with exercise prices ranging from $.01 to $4.08 per share because their effects are anti-dilutive. Diluted earnings (loss) per share for the year ended December 31, 2000 excludes 147,119 stock options outstanding with exercise prices ranging from $26.40 to $58.06 per share, because their effects are anti-dilutive.

The following is a reconciliation from Basic EPS to Diluted EPS for each of the last three years:

                                                              Weighted Average
                                           Net Income             Shares              EPS
                                        ------------------   ------------------   ------------------
2000
     Basic                                      $ 269,808           31,393,613               $ 0.01
     Effect of dilution:
        Stock Options                                   -            2,428,628                    -
        Warrants                                        -            5,361,661                    -
                                        ------------------   ------------------   ------------------
     Diluted                                    $ 269,808           39,183,902               $ 0.01
                                        ------------------   ------------------   ------------------

1999
     Basic                                   $ (8,776,918)          19,117,027              $ (0.46)
     Effect of dilution:
        Stock Options                                   -                    -                    -
        Warrants                                        -                    -                    -
                                        ------------------   ------------------   ------------------
     Diluted                                 $ (8,776,918)          19,117,027              $ (0.46)
                                        ------------------   ------------------   ------------------

1998
     Basic                                   $ (1,160,748)          15,697,013              $ (0.07)
     Effect of dilution:
        Stock Options                                   -                    -                    -
        Warrants                                        -                    -                    -
                                        ------------------   ------------------   ------------------
     Diluted                                 $ (1,160,748)          15,697,013              $ (0.07)
                                        ------------------   ------------------   ------------------

Pro forma information (unaudited)

         The pro forma basic and diluted net earnings (loss) per share assumes the conversion of the Exchangeable Preferred Stock and Series A Convertible Preferred Stock at the date of original issuance.

Comprehensive income

         The Company follows SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There was no difference between net income and comprehensive income for the year ended December 31, 1999. The difference between net income and comprehensive income for the year ended December 31, 2000 is $384,020, the net unrealized gain in marketable securities.

Segment reporting

         The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which established standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment.

Recent accounting pronouncements

         In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities", Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company will be required to adopt these statements for the year ending December 31, 2001. Statements 133 and 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption of these Statements is not expected to have a material impact on the Company's financial condition or results of operations.

         In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The additional guidance provided by SAB 101 had no effect on the Company's financial statements.

3. Fixed Assets

Fixed assets consist of the following:

                                                                                   December 31,
                                                                                   ------------
                                                                               1999                2000
                                                                               ----                ----
Computer equipment....................................................      $2,060,848         $9,254,881
Furniture and fixtures................................................          93,865            215,740
Office equipment......................................................         148,287            430,029
Leasehold improvements................................................         691,743          2,121,015
                                                                               -------          ---------

                                                                             2,994,743         12,021,665
Less: accumulated depreciation and amortization.......................        (536,357)        (2,649,911)
                                                                            ----------         ----------

Total fixed assets....................................................      $2,458,386         $9,371,754
                                                                            ==========         ==========

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                                                   December 31,
                                                                                   ------------
                                                                               1999                2000
                                                                               ----                ----
Trade accounts payable................................................        $458,226         $3,025,609
Accrued compensation and benefits.....................................         664,377          1,767,612
Accrued registry fees.................................................       3,175,982          2,042,550
Provision for chargebacks.............................................         894,095          3,258,542
Accrued advertising...................................................       1,962,235            420,456
Accrued professional fees.............................................         990,500          1,019,210
Other.................................................................         367,664          1,968,173
                                                                            ----------        -----------
                                                                            $8,513,079        $13,502,152
                                                                            ==========        ===========

Note 5:  Investments

As of December 31, 2000 and 1999, short-term investments and available-for-sale securities consisted of the following:


                                                                                         Gross Unrealized    Gross Unrealized
2000                                              Fair Value        Amortized Cost        Holding Gains       Holding Losses
                                                 ------------       --------------       ----------------    ----------------
Short-term investments:
    Certificates of deposit                      $ 15,748,468        $ 15,748,468           $      -                 $ -
    Corporate debt securities                      40,151,217          40,245,387             96,961              (2,791)
    U.S. government obligations                     9,383,493           9,379,508              2,280              (6,265)
                                                 ------------        ------------           --------            --------
               Total short-term investments      $ 65,283,178        $ 65,373,363           $ 99,241            $ (9,056)

Available-for-sale securities
    Corporate debt securities                    $ 31,835,286        $ 32,078,446           $249,309            $ (6,149)
    U.S. government obligations                    11,075,464          11,073,553              4,615              (6,526)
    Foreign government obligations                  5,069,400           5,121,986             52,586                   -
                                                 ------------        ------------           --------            --------
        Total available-for-sale securities      $ 47,980,150        $ 48,273,985           $306,510           $ (12,675)


                                                                                         Gross Unrealized    Gross Unrealized
1999                                              Fair Value        Amortized Cost        Holding Gains       Holding Losses
                                                 ------------       --------------       ----------------    ----------------
Short-term investments:
    Certificates of deposit                      $  4,723,050        $  4,723,050           $      -            $      -
                                                 ------------        ------------           --------            --------
               Total short-term investments      $  4,723,050        $  4,723,050           $      -            $      -

         The Company classifies its existing debt securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. The net unrealized holding gains of $384,020 on these securities is included in the accumulated comprehensive income at December 31, 2000.

         Securities with maturities of less than one year are classified as short-term investments, and securities with maturities of greater than a year are non-current and are classified as available-for-sale securities, within the consolidated balance sheet.

         Other investments consist of a $100,000 investment in RegistryPro, a joint venture that has obtained preliminary approval from ICANN to act as the registry for the .pro generic top-level-domain, subject to finalizing contract negotiations, and $500,000 of convertible preferred stock in a privately held company.

6. Stockholders' Equity

Authorized Capital

         In June 1999, the Company amended its certificate of incorporation to increase the authorized shares of Common Stock to 25,000,000 and Preferred Stock to 5,000,000 shares.

         In January 2000, the Company amended its certificate of incorporation to increase the authorized shares of Common Stock to 60,000,000.

         In March 2000, the Company amended its certificate of incorporation to increase the authorized shares of Common Stock to 200,000,000.

Common Stock

         In January and May 1998, the Company completed private placements of an aggregate of 6,440,000 shares of common stock at $.36 per share, providing proceeds, net of offering expenses, of $2,290,732. In connection with these placements, the Company issued warrants to acquire an aggregate of 1,143,338 shares of its common stock as a finders fee to two individuals who were members of two different entities that are principal stockholders of the Company (Note
7). Additionally, the Company issued warrants to acquire up to 2,450,001 shares of common stock to all stockholders of record prior to the January 1998 private placement, on a pro rata basis to their stock holdings (Note 7).

         In June 1998, the Company completed a private placement of 466,666 shares of common stock at $.43 per share, providing proceeds of $200,000.

         In May 1999, the Company completed a private placement of 2,041,666 shares of its common stock and a warrant to acquire 700,000 shares of its common stock at an exercise price of $.01 per share (Note 7), providing gross proceeds of $7,000,000 and proceeds, net of offering expenses, of $6,693,497. In addition, the Company and the investor entered into a two-year marketing agreement that allows for cross-marketing among each of the parties websites (Note 10). In addition, the Company issued the placement agent in the offering warrants to acquire 308,959 shares of common stock at an exercise price of $4.08 per share (Note 7).

         In March 2000, the Company sold 5,222,279 shares of common stock through its initial public offering, including 222,279 shares as a result of the underwriters' exercise of their over allotment option. Net proceeds from the offering and over allotment were approximately $115.3 million, after deducting the discount granted to the underwriters and other offering expenses. At the time of the initial public offering, all of the Company's preferred stock automatically converted into 4,694,333 shares of common stock.

Exchangeable Preferred Stock

         In March 1999, the Company completed a private placement of 1,499,999 shares of exchangeable preferred stock at a price of $2.00 per share, providing proceeds, net of expenses, of $2,840,775. The Company also issued the investor warrants to acquire 420,000 shares of common stock at an exercise price of $2.14 per share in exchange for financial consulting services (Note 7). In addition, the Company issued the placement agent in the offering warrants to acquire 185,490 shares of common stock at an exercise price of $4.08 per share (Note 7). On August 15, 1999, the Exchangeable Preferred Stock automatically converted into 1,499,999 shares of common stock.

Series A Convertible Preferred Stock

         In June and July 1999, the Company completed a private placement of 4,694,333 shares of its Series A Convertible Preferred Stock (the "Series A Stock") at $3.43 per share, providing proceeds, net of offering expenses, of $15,290,021. In addition, the Company also issued the investors warrants to acquire an aggregate of 938,888 shares of common stock at an exercise price of $3.43 per share (Note 7). Additionally, the Company entered into a marketing and distribution agreement with one investor who purchased 1,405,835 shares of the Company's Series A Convertible Preferred Stock (Note 10). Each share of Series A Convertible Preferred Stock converted into one share of common stock at the date of the initial public offering.

Voting

         Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders.

Conversion

         All shares of preferred stock converted into the equivalent number of shares of common stock at the completion of the Company's March 2000 initial public offering.

7. Warrants

         In January and April 1998, and in connection with a private placement of common stock, the Company issued warrants to acquire 571,669 shares of common stock at an exercise price of $.36 per share and warrants to acquire 571,669 shares of common stock at an exercise price of $.86 per share as a finders fee. The warrants were immediately exercisable and expire at various dates through May 2003.

         In January 1998, and in connection with the January 1998 private placement of common stock, the Company issued warrants to acquire up to, in the aggregate, 2,450,001 shares of its common stock at $.36 per share to all the stockholders of record prior to the private placement. The warrants were issued to stockholders on a pro rata basis to their stock holdings prior to the private placement. Under the initial terms of the agreement, the vesting of these warrants was contingent upon the Company reaching certain revenue targets for the quarter ended June 30, 2000. In June 1999, the Company and the warrant holders modified the terms of the warrant to (i) remove the revenue targets,
(ii) fix the aggregate number of shares at 2,450,001, and (iii) increase the exercise price to $.97 per share. The Company has recorded compensation expense in the amount of $3,878,000 based upon the difference between the fair value of the Common Stock and the exercise price of the warrants at the time of modification. In December 1999, warrants to acquire 52,500 shares of common stock were exercised, providing gross proceeds of $51,000.

         In September 1998, the Company issued warrants to acquire an aggregate of 3,500 shares of common stock to consultants at an exercise price of $.43 per share. The Company has recorded the estimated fair value of the warrants, in the amount of $2,587, at the time of grant as consulting expense. The warrants are exercisable through September 2008.

         In March 1999, in connection with a private placement of Exchangeable Preferred Stock, the Company entered into a six-month financial advisory services agreement with the acquirer of the Exchangeable Preferred Stock. Under the terms of the agreement, the Company issued the investor warrants to acquire 420,000 shares of common stock at an exercise price of $2.14 per share. The warrants expire in February 2004. The Company has recorded the estimated fair value of the warrants, in the amount of $493,320, as consulting expense.

         In May 1999, in connection with a private placement of the Company's common stock (Note 6), the Company issued the purchaser warrants to acquire 700,000 shares of common stock at an exercise price of $.01 per share. The warrants are exercisable through May 2002.

         In February, March, May and June 1999, the Company issued warrants to acquire an aggregate of 45,749 shares of common stock to consultants at exercise prices ranging from $.57 to $1.57 per share. The Company has recorded the estimated fair value of the warrants, in the amount of $75,890, at the time of grant as consulting expense. The warrants are exercisable through May 2009.

         In March and May 1999, the Company issued warrants to acquire an aggregate of 494,449 shares of common stock at an exercise price of $4.08 per share as a fee for the March

1999 sale of Exchangeable Preferred Stock and the May 1999 sale of common stock. The warrants expire in March and May 2004.

         In June 1999, and in connection with a private placement of Series A Convertible Preferred Stock, the Company issued the investors warrants to acquire an aggregate of 938,888 shares of common stock at an exercise price of $3.43 per share. The warrants are exercisable through June 2004.

         In November 1999, the Company issued warrants to acquire 12,250 shares of common stock to a consultant at an exercise price of $2.86 per share. The Company has recorded the estimated fair value of the warrants, in the amount of $151,928, at the time of grant as consulting expense. The warrants are exercisable through November 2009.

         The following table is a summary of the common shares issuable upon exercise of warrants outstanding at December 31, 2000:


                                                 Shares Issuable          Exercise Price
Issuance Date            Expiration Date          Upon Exercise             Per Share
- -------------            ---------------          -------------             ---------
January 1998            January 2003                    175,000                $.36
January 1998            January 2003                    175,000                $.86
January 1998            June 2005                     2,319,898                $.97
April 1998              May 2003                        213,680                $.36
April 1998              May 2003                        184,920                $.86
September 1998          September 2008                    3,500                $.43
March 1999              March 2009                        5,250                $.57
March 1999              February 2004                   420,000               $2.14
March 1999              March 2004                      185,490               $4.08
May 1999                May 2002                        700,000                $.01
May 1999                May 2009                          5,250               $1.43
May 1999                May 2004                        308,959               $4.08
June 1999               June 2009                         5,250               $1.57
June 1999               June 2004                       647,214               $3.43
November 1999           November 2009                    12,250               $2.86
                                                         ------               -----

Total shares and average exercise price               5,361,661               $1.47
                                                      =========               =====


8. Stock Option Plans

2000 Stock Incentive Plan

         The Company's 2000 Stock Incentive Plan (the "2000 Plan") supercedes the 1997 and 1999 Stock Option Plans. The 1997 and 1999 Stock Option Plans have been incorporated into the 2000 Plan, and no further grants will be under the predecessor Plans. The 2000 Plan permits the grant of both incentive stock options and non-qualified stock options. Incentive stock options may only be granted to employees of the Company whereas non-qualified stock options may be granted to non-employees, directors and consultants. The maximum aggregate number of shares reserved for issuance under the 2000 Plan is 7,350,000. The share reserve is automatically increased on the first trading day of each calendar year by a number of shares equal to 2% of the total number of shares of common stock outstanding on the last trading day of the prior calendar year. On January 1, 2001, the share reserve was increased by 735,408 shares. The Compensation Committee determines the exercise price of the options. All non-employee Board members who first join the Board of Directors on or after January 26, 2000 are automatically granted an option to acquire 35,000 shares of common stock, which vests over two years. In addition, each non-employee Board member who does not, directly or indirectly (including through an affiliate), own three percent of the Company's voting stock and who continues to serve as a director after an annual stockholders meeting will receive an option grant to purchase 5,250 shares of common stock, beginning with the first annual stockholders meeting held after the initial 35,000-share grant is fully vested. Each 5,250-share option grant will vest upon the optionee's completion of one year of board service measured from the grant date.

Stock option activity under the 2000 Plan is summarized as follows:


                                                                  Weighted
                                                                   Average
                                                   Number          Exercise
                                                  of Shares          Price
                                                  ---------          -----

Outstanding at December 31, 1997.............       35,000           $.17
Granted......................................      745,850            .42
Exercised....................................           --             --
Forfeited....................................      (35,000)           .17
                                                   --------           ---

Outstanding at December 31, 1998.............      745,850            .42
Granted......................................    1,063,510           1.28
Exercised....................................     (175,000)           .36
Forfeited....................................     (141,925)          1.12
                                                  ---------          ----

Outstanding at December 31, 1999.............    1,492,435           1.01
Granted......................................    3,501,674          23.81
Exercised....................................     (420,590)           .84
Forfeited....................................     (999,087)         15.44
                                                  --------          -----

Outstanding at December 31, 2000.............    3,574,432         $19.00
                                                ==========         ======


Options available for future grant...........    3,179,978
                                                 =========

The following table summarizes information about options outstanding under the 2000 Plan at December 31, 2000:

                                    Options Outstanding                           Options Exercisable
                                    -------------------                           -------------------
                                           Weighted-
                            Number            Average        Weighted-              Number         Weighted
                    Outstanding at          Remaining          Average      Exercisable at          Average
Exercise              December 31,        Contractual         Exercise        December 31,         Exercise
Price                         2000       Life (Years)            Price                2000            Price
                              ----       ------------            -----                ----            -----
$.17-$.43                  185,126                7.4             $.31             121,688             $.31
$.50-$.86                  151,443                8.0              .70              82,750              .69
$1.00-$1.43                485,579                8.6             1.41             190,132             1.40
$5.44-$6.38                143,514                9.8             6.34               1,714             5.83
$7.63-$8.56                170,234                9.8             8.29              12,931             8.56
$12.86-$15.06              737,527                9.1            13.00             159,338            12.86
$24.00-$30.00              869,994                9.2            26.01             190,377            25.80
$33.60-$58.06              831,015                9.3            39.98              14,349            42.55
                           -------                ---            -----              ------            -----

                         3,574,432                9.0           $19.00             773,279           $10.42
                         =========                ===           ======             =======           ======


         In January 1998, the Company granted an aggregate of 1,750,000 non-plan options to an officer and principal stockholder of the Company. 525,000 of such options have an exercise price of $.17 per share and vested immediately. The remaining 1,225,000 of such options vest over a period of 24 months and have the following exercise prices: 350,000 are exercisable at $.46 per share, 350,000 are exercisable at $.86 per share and the remaining 525,000 are exercisable at $1.71 per share. The Company has recorded compensation expense of $97,500 based upon the difference between the exercise price and estimated fair value of the common stock on the date of grant.

         As permitted by SFAS No. 123. "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the minimum value method to determine fair value. Based on the fair value of the stock options at the grant date the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                        December 31,
                                                                        ------------
                                                        1998               1999                 2000
                                                        ----               ----                 ----
Net income (loss)
As reported.....................................    $(1,160,748)         $(8,776,918)            $269,808
Pro forma.......................................    $(1,164,635)         $(8,828,475)         $(6,772,394)
Net earnings (loss) per share
As reported-basic...............................         $(0.26)              $(0.46)               $0.01
As reported-diluted.............................         $(0.26)              $(0.46)               $0.01
Pro forma basic.................................         $(0.26)              $(0.46)              $(0.21)
Pro forma diluted...............................         $(0.26)              $(0.46)              $(0.21)


         Prior to completion of the Company's initial public offering in March 2000, the fair value of each option grant to employees was estimated using the minimum value method of the Black-Scholes option-pricing model, which assumes no volatility. The values were obtained using assumptions which were arrived using information provided by management of the Company.

Changes in the information would affect the assumptions and the option prices derived from the assumptions. The weighted average assumptions used for grants made in 1998, 1999 and 2000 were as follows:


                                     1998           1999          2000
                                     ----           ----          ----

Risk free interest rate...........    6.1%           5.5%          6.2%
Expected lives (years)............    5.0            5.0           5.0
Expected dividends................    0.0%           0.0%          0.0%
Volatility........................      --             --       0% to 100.0%


         In October 1998, the Company granted non-plan options to acquire 35,000 shares of the Company's common stock at exercise prices ranging from $.17 to $.36 per share to a consultant for services rendered. The Company has recorded the estimated fair value of the options on the date of grant, as determined using the Black-Scholes option pricing model, of $26,300 as consulting expense.

         The fair value of options and warrants (Note 7) granted to non-employees is estimated using the Black-Scholes option-pricing model. The values were obtained using assumptions, which were arrived using information provided by management of the Company. Changes in the information would affect the assumptions and the option prices derived from the assumptions. The weighted average assumptions used for grants to non-employees made in 1998, 1999 and 2000 were as follows: risk free interest rate of 6.1%, 5.5% and 6.2%, respectively; expected lives of 5 to 10 years based upon the term of the option or warrant; expected dividends of 0% for each year; and a volatility of 100%.

         The following table is a summary of the weighted average exercise price and grant date fair values of options and warrants granted to employees and consultants during the years ended December 31, 1998, 1999 and 2000:

                                                  1998                        1999                        2000
                                                  ----                        ----                        ----

                                       Exercise         Fair        Exercise         Fair        Exercise        Fair
                                          Price        Value           Price        Value           Price       Value
                                          -----        -----           -----        -----           -----       -----
Options granted to employees
and consultants:
Exercise price less than fair
value of stock on date of
grant                                     $0.27        $0.29           $1.28        $3.10          $12.86       $6.57
Exercise price equal to fair value
of stock on date of grant                  0.40         0.01              --           --           26.82       16.86
Exercise price greater than fair
value of stock on date of
grant                                      1.11           --              --           --           24.17        2.10
Warrant grants to employees and
consultants for services:
Exercise price less than fair
value of stock on date of
grant                                     $0.43        $0.74           $1.22        $3.93            $ --        $ --
Exercise price equal to fair value
of stock on date of grant                  0.35         0.16              --           --              --          --
Exercise price greater than fair
value of stock on date of
grant                                        --           --            2.14         1.17              --          --


9.       Employee Stock Purchase Plan

         The Company's Employee Stock Purchase Plan (the "Plan") was adopted by the board and approved by the stockholders on January 26, 2000 and became effective on March 3, 2000, the date of the Company's initial public offering. The Plan qualifies under Section 423 of the Code and provides substantially all full time employees an opportunity to purchase shares of the Company's Common Stock through payroll deductions of up to 10% of eligible compensation. Semiannually, on May 1 and November 1, participant account balances are used to purchase stock at the lesser of 85 percent of the fair market value of the Company's common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date. A total of 350,000 shares were initially reserved for purchase under the Plan. The share reserve is automatically increased on the first trading day of January of each year beginning in January 2001, by 0.25% of the total shares of common stock outstanding on the last trading day of the prior calendar year. On January 1, 2001, the share reserve was increased by 91,926 shares. For the year ended December 31, 2000, 33,619 shares were purchased under the Plan.

10.      Related Party Transactions

XO Communications, Inc.

         In June 1999, the Company entered into a marketing and distribution agreement with XO Communications, Inc. ("XO"), formerly, Concentric Network Corporation. This agreement was amended in June and July of 2000. Under the terms of the agreement, as amended, XO has agreed to purchase advertising from the Company in minimum amounts that range over the term of the agreement and XO has the right to terminate the agreement if certain performance metrics are not met with respect to the advertising. In June 1999, XO also purchased 1,405,835 shares of the Company's Series A Convertible Preferred Stock (Note 6).

Staples

         In May 1999, we entered into a cooperative marketing agreement with Staples. The initial term of the agreement ends on May 31, 2002, but automatically renews for consecutive one-year terms unless terminated by either party upon 60 days' written notice. No cash payments are required to be paid by either Staples or us under this cooperative marketing agreement. In May 1999, we sold 2,041,666 shares of our common stock to Staples, Inc. at a price of $3.43 per share. In connection with the transaction, we issued to Staples warrants to purchase up to 700,000 shares of our common stock at an exercise price of $0.0029.

Booz Allen & Hamilton Inc.

         In October 2000, the Company entered into a consulting arrangement with Booz Allen & Hamilton Inc. ("Booz Allen"). Under the terms of this agreement, Booz Allen provided the Company with consulting services over a ten week period for a fee of $550,000. Reginald Van Lee, a member of the Company's Board of Directors, is a Partner at Booz Allen.

11.  Income Taxes

         Net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax asset of $1,206,744, $11,921,024, and $23,315,073 at December 31, 1998, 1999 and 2000, respectively. The Company's operating plans anticipate taxable income in future periods; however, such plans make significant assumptions which cannot be reasonably assured. Therefore, in consideration of the Company's accumulated losses and the uncertainty of its ability to utilize the deferred tax asset in the future, the Company has recorded a valuation allowance in the amount of, $1,206,744, $3,342,979, and $2,560,772 at December 31, 1998, 1999, and 2000, respectively, to offset the deferred tax benefit amount.

The provision for income taxes for the years ended December 31, 1998, 1999, and 2000 consists of the following:


                                                                      December 31,
                                                                      ------------
                                                        1998                  1999                 2000
                                                        ----                  ----                 ----
Current:
Federal..........................................       $--             $  5,210,244          $ 10,980,078
State............................................        --                3,367,801             3,670,304
                                                         --             ------------          ------------

Total current....................................        --                8,578,045            14,650,382
                                                         --             ------------          ------------

Deferred:
Federal..........................................        --              (5,210,244)           (8,767,397)
State............................................        --              (3,367,801)           (1,696,327)
                                                         --             ------------          ------------

Total deferred...................................        --              (8,578,045)          (10,463,724)
                                                         --             ------------          ------------

Total provision for income taxes.................       $--             $         --          $  4,186,658
                                                        ===             ============          ============


The components of the net deferred tax asset as of December 31, 1998, 1999, and 2000 consist of the following:

                                                                           December 31,
                                                                           ------------
                                                            1998               1999               2000
                                                            ----               ----               ----
Deferred tax assets:
Operating loss carryforward..........................      $982,066                $--                 $--
Allowance for doubtful accounts......................        29,620            144,070             769,482
Accrued expenses.....................................       121,137            472,264              65,895
Stock compensation...................................           --             547,551             439,308
Deferred revenue.....................................        50,990         14,704,541          29,589,348
                                                        -----------         ----------          ----------

Total deferred tax assets............................     1,183,813         15,868,426          30,864,033

Deferred tax liabilities:
Prepaid domain name registry fees....................           --           3,907,804           7,009,755
Depreciation and amortization........................       (22,931)            39,598             370,236
Unrealized gain.....................................            --                 --              168,969
                                                        -----------         ----------         -----------


Total deferred tax liabilities.......................       (22,931)         3,947,402           7,548,960

Net deferred tax asset...............................     1,206,744         11,921,024          23,315,073
Less: valuation allowance............................    (1,206,744)        (3,342,979)         (2,560,772)
                                                        -----------         ----------         -----------

Deferred tax asset, net..............................   $        --         $8,578,045         $20,754,301
                                                        ===========         ==========         ===========

The financial statement income tax provision differs from income taxes determined by applying the statutory Federal income tax rate to the financial statement net loss for the years ended December 31, 1998, 1999, and 2000 as a result of the following:

                                                                                       December 31,
                                                                                       ------------
                                                                           1998             1999             2000
                                                                           ----             ----             ----
Tax benefit at Federal statutory rate..............................      (34.0)%           (35.0)%            35.0%
State income tax benefit, net of Federal tax charge................       (8.0)            (11.8)              4.0
Non-deductible compensation expenses...............................         .1              15.5                 -
Non-deductible goodwill amortization...............................         --                --              79.7
Valuation allowance................................................       41.9              31.3             (24.8)
                                                                          ----              ----             -----

                                                                           --%               --%             93.9%
                                                                           ===               ===             =====


12.  Commitments

Operating leases

         The Company leases office facilities under operating leases expiring through 2009. Future minimum lease payments due under non-cancelable operating leases and capital leases were as follows:


                                                   Operating

Year ending December 31,
2001.............................................    $641,140
2002.............................................     660,375
2003.............................................     680,185
2004.............................................     705,590
2005.............................................     741,758
Thereafter.......................................   2,983,701
                                                    ---------

Total minimum lease payments.....................  $6,412,749
                                                   ==========


         Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $43,000, $220,000 and $433,000, respectively.

Employment agreements

         In the normal course of business, the Company enters into employment agreements with certain executives of the company.

13.      Acquisitions

         In June 2000, the Company, through a newly formed wholly-owned subsidiary, acquired all of the outstanding capital stock of Inabox, Inc. for approximately $1.0 million cash and 280,019 shares of the Company's common stock. The total value of the transaction at the time of the acquisition was approximately $11.7 million. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired, of approximately $11.6 million has been allocated to goodwill and other intangibles and is being amortized on a straight-line basis over a period of 39 months.

         In September 2000, the Company, through a newly formed wholly-owned subsidiary, acquired Afternic.com, Inc. for approximately $10.0 million cash and the issuance of 4,378,289 shares of our common stock to the stockholders of Afternic.com, a portion of which cash and stock was used to satisfy existing obligations of Afternic.com. The total value of the transaction at the time of the acquisition was approximately $47.9 million. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired, of approximately $47.9 million has been allocated to goodwill and other intangibles and is being amortized on a straight-line basis over a period of 48 months.

         The following is a summary of all consideration paid for the acquisitions of Inabox, Inc. and Afternic.com, Inc. during the year ended December 31, 2000:


         Fair value of common stock issued                       $47,621,031
         Cash paid                                                10,933,553
         Transaction costs                                         1,009,374
                                                         --------------------
         Total purchase price                                    $59,563,958
                                                         ====================


The assets and the liabilities of the acquired entities were recorded at their estimated fair market value at the date of acquisition. The allocations were as follows:

         Current assets, net                                      $  132,943
         Goodwill and other intangibles, net                      59,431,015
                                                        ---------------------
         Total purchase price                                    $59,563,958
                                                        =====================

14. Contingencies

Litigation

         There are various claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Register.com, Inc.

In connection with our audits of the financial statements of Register.com, Inc. as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31,2000, which financial statements are included in the Form 10-K, we have also audited the financial statement schedule listed in Part II herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP
New York, New York
February 16, 2001

                 Schedule II - Valuation and Qualifying Accounts


                                                            Balance at         Charged to                          Balance at
                                                           Beginning of         Costs and                            End of
                                                              Period            Expenses         Deductions          Period

For the year ended December 31, 1998:
     Provision for doubtful accounts                     $        20,764    $        72,232   $         27,049  $         65,947
                                                        =================  ================  ================= =================

For the year ended December 31, 1999:
     Provision for doubtful accounts                     $        65,947    $       536,585   $        288,016  $        314,516
                                                        =================  ================  ================= =================

For the year ended December 31, 2000:
     Provision for doubtful accounts                     $       314,516    $     1,434,308   $              -  $      1,748,824
                                                        =================  ================  ================= =================

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11.  Executive Compensation.

         Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13.  Certain Relationships and Related Transactions.

         Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      1.  Consolidated Financial Statements.

                           The financial statements as set forth under Item 8 of
                  this report are incorporated by reference.

                  2.  Financial Statement Schedules.

                           The Valuation and Qualifying Account Schedule as set
                  forth under Item 8 of this report is incorporated by reference.

                  3.  Exhibits.

                           The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.


Exhibit Number     Description
2.1++              Agreement and Plan of Merger and Reorganization, dated as of September 15, 2000, by and among
                   Register.com, Inc., RCOM Acquisition Corp. II, Afternic.com, Inc., eXtraActive Incorporated and
                   the Stockholders of Afternic.com, Inc. identified on Schedule 1 thereto.
3.1@               Amended and Restated Certificate of Incorporation.
3.2##              Certificate of Correction of Amended and Restated Certificate of Incorporation.
3.3o               Amended and Restated Bylaws.
4.1*               Specimen common stock certificate.
4.2*               See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining the rights of holders of Common Stock.
4.3.1**            Registration Rights Agreement dated June 30, 1999.
4.3.2+             Registration Rights Agreement dated June 4, 2000.
4.3.3++            Registration Rights Agreement dated September 15, 2000.
4.4*               Amended and Restated Stockholders Agreement.
4.5*               Certificate of designations, preferences and relative, participating, optional and other special rights of preferred stock and qualifications, limitations and restrictions of Series A
                   Convertible Preferred Stock.
4.6.1*             Form of warrant to purchase common stock issued to Series A Convertible Preferred Stockholders.
4.6.2*             Warrant to purchase common stock issued to Staples, Inc.
4.6.3*             Warrant to purchase common stock issued to Palisade Private Partnership, LP.
4.6.4*             Form of warrant to purchase common stock issued to Niles H. Cohen and Zachary Prensky.
4.6.5*             Form of Amended and Restated Common Stock Purchase Warrant -- Series A issued to Richard D.
                   Forman, Peter A. Forman, Dan Levine and Capital Express LLC.
4.6.6*             Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated.
4.6.7*             Form of warrant to purchase common stock issued to consultants.
4.6.8*             Warrant to purchase common stock issued to Terrence Kaliner.
4.7.1*             Employee Stock Option Certificate issued to Richard D. Forman.
4.7.2*             Stock Option Certificate issued to Pondfield Associates, Inc.
10.1*              1997 Stock Option Plan.
10.2*              1999 Stock Option Plan.
10.3.1+++          Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and
                   Register.com, Inc.
10.3.2+            Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com,
                   Inc.
10.4*              Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc.
                   and Register.com, Inc.


Exhibit Number     Description
10.5*              Lease between Pennbus Realties, Inc. and Forman Interactive Corp.
10.6*              2000 Stock Incentive Plan.
10.7*              Employee Stock Purchase Plan.
10.8*              Employment Agreement, dated November 15, 1995, with Richard D. Forman.
10.8.2*            Employment Agreement, dated February 27, 2000, with Richard D. Forman.
10.9*              Employment Agreement with Jack S. Levy.
10.10*             Marketing Agreement, dated as of May 21, 1999, with Staples, Inc.
10.11.1#           Joint Marketing and Distribution Agreement, dated as of June 25, 1999, with Concentric Network
                   Corporation.
10.11.2+           Amendment No. 1, dated as of June 30, 2000, with Concentric Network Corporation.
10.12.1*           Lock Up and Voting Agreement, dated February 2, 2000, by and between Register.com, Inc. and
                   Staples, Inc.
10.12.2*           Lock Up and Voting Agreement, dated February 28, 2000, by and between Register.com, Inc. and
                   Staples, Inc.
10.13*             Letter Agreement, dated January 31, 2000, with Internet Web Builders LLC and Kenneth R. Greif.
10.14              Offer Letter, dated March 12, 2001, with Rene M. Mathis.
21.1               Subsidiaries of Registrant.
23.1               Consent of PricewaterhouseCoopers LLP.

- ----------------

* Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533.
@ Incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533.
o Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533.
** Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-93533.
# Incorporated by reference to Exhibit 10.11 of Registration Statement No. 333-93533.
## Incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000.
+ Incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000.
++ Incorporated by reference to the identically numbered exhibit of Registrant Current Report on Form 8-K dated September 29, 2000.
+++ Incorporated by reference to Exhibit 10.3 of Registration Statement No. 333-93533.


         (b)  Reports on Form 8-K

         On November 29, 2000, we filed a Current Report on Form 8-K/A, Item 7 amending our Current Report on Form 8-K filed on September 29, 2000 in connection with the acquisition of all of the outstanding stock of Afternic.com, Inc. on September 15, 2000. The amended form contained certain audited financial information for Afternic and pro forma financial information for the Registrant.

         On December 6, 2000 we filed a Current Report on Form 8-K, Item 5 announcing the employment of Arthur Goldberg as our interim Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Register.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 28th day of March, 2001.



                                       REGISTER.COM,  INC.


                                       By: /s/  Richard D. Forman
                                           -------------------------------------
                                           Richard D. Forman
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         Signature                                                    Title
                         ---------                                                    -----

/s/  Richard D. Forman
- -------------------------------------------
Richard D. Forman                                            President, Chief Executive Officer and Director
                                                             (Principal Executive Officer)


/s/  Glenn Story
- -------------------------------------------
Glenn Story                                                  Corporate Controller (Principal Accounting and
                                                             Financial Officer)


/s/  Peter A. Forman
- -------------------------------------------
Peter A. Forman                                              Director


/s/  Niles H. Cohen
- -------------------------------------------
Niles H. Cohen                                               Director


/s/  Samantha McCuen
- -------------------------------------------
Samatha McCuen                                               Director


/s/  Mark S. Hoffman
- -------------------------------------------
Mark S. Hoffman                                              Director


/s/  Reginald Van Lee
- -------------------------------------------
Reginald Van Lee                                             Director


/s/  Jim Rosenthal
- -------------------------------------------
Jim Rosenthal                                                Director


                                  EXHIBIT INDEX


Exhibit
Number             Description
2.1++              Agreement and Plan of Merger and Reorganization, dated as of September 15, 2000, by and among
                   Register.com, Inc., RCOM Acquisition Corp. II, Afternic.com, Inc., eXtraActive Incorporated and
                   the Stockholders of Afternic.com, Inc. identified on Schedule 1 thereto.
3.1@               Amended and Restated Certificate of Incorporation.
3.2##              Certificate of Correction of Amended and Restated Certificate of Incorporation.
3.3o               Amended and Restated Bylaws.
4.1*               Specimen common stock certificate.
4.2*               See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining the rights of holders of Common Stock.
4.3.1**            Registration Rights Agreement dated June 30, 1999.
4.3.2+             Registration Rights Agreement dated June 4, 2000.
4.3.3++            Registration Rights Agreement dated September 15, 2000.
4.4*               Amended and Restated Stockholders Agreement.
4.5*               Certificate of designations, preferences and relative, participating, optional and other special rights of preferred stock and qualifications, limitations and restrictions of Series A
                   Convertible Preferred Stock.
4.6.1*             Form of warrant to purchase common stock issued to Series A Convertible Preferred Stockholders.
4.6.2*             Warrant to purchase common stock issued to Staples, Inc.
4.6.3*             Warrant to purchase common stock issued to Palisade Private Partnership, LP.
4.6.4*             Form of warrant to purchase common stock issued to Niles H. Cohen and Zachary Prensky.
4.6.5*             Form of Amended and Restated Common Stock Purchase Warrant -- Series A issued to Richard D.
                   Forman, Peter A. Forman, Dan Levine and Capital Express LLC.
4.6.6*             Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated.
4.6.7*             Form of warrant to purchase common stock issued to consultants.
4.6.8*             Warrant to purchase common stock issued to Terrence Kaliner.
4.7.1*             Employee Stock Option Certificate issued to Richard D. Forman.
4.7.2*             Stock Option Certificate issued to Pondfield Associates, Inc.
10.1*              1997 Stock Option Plan.
10.2*              1999 Stock Option Plan.
10.3.1+++          Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and
                   Register.com, Inc.
10.3.2+            Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com,
                   Inc.
10.4*              Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc.
                   and Register.com, Inc.
10.5*              Lease between Pennbus Realties, Inc. and Forman Interactive Corp.



Exhibit
Number             Description
10.6*              2000 Stock Incentive Plan.
10.7*              Employee Stock Purchase Plan.
10.8*              Employment Agreement, dated November 15, 1995, with Richard D. Forman.
10.8.2*            Employment Agreement, dated February 27, 2000, with Richard D. Forman.
10.9*              Employment Agreement with Jack S. Levy.
10.10*             Marketing Agreement, dated as of May 21, 1999, with Staples, Inc.
10.11.1#           Joint Marketing and Distribution Agreement, dated as of June 25, 1999, with Concentric Network
                   Corporation.
10.11.2+           Amendment No. 1, dated as of June 30, 2000, with Concentric Network Corporation.
10.12.1*           Lock Up and Voting Agreement, dated February 2, 2000, by and between Register.com, Inc. and
                   Staples, Inc.
10.12.2*           Lock Up and Voting Agreement, dated February 28, 2000, by and between Register.com, Inc. and
                   Staples, Inc.
10.13*             Letter Agreement, dated January 31, 2000, with Internet Web Builders LLC and Kenneth R. Greif.
10.14              Offer Letter, dated March 12, 2001, with Rene M. Mathis.
21.1               Subsidiaries of Registrar.
23.1               Consent of PricewaterhouseCoopers LLP.

- ---------------------

* Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533.
@ Incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533.
o Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533.
** Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-93533.
# Incorporated by reference to Exhibit 10.11 of Registration Statement No. 333-93533.
## Incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
+ Incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
++ Incorporated by reference to the identically numbered exhibit of Registrant's Current Report on Form 8-K dated September 29, 2000.
+++ Incorporated by reference to Exhibit 10.3 of Registration Statement No. 333-93533.