Form 10-Q
period 2001-03-31
REGISTER COM INC
filed 2001-05-15
CIK 1091284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of May 1, 2001, there were 37,079,255 shares of the registrant's common stock outstanding.

                               Register.com, Inc.
                                    FORM 10-Q

                                      INDEX


PART I.   CONSOLIDATED FINANCIAL INFORMATION..................................2

      Item 1.  Consolidated Financial Statements..............................2

      Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................9

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk....41

PART II.  OTHER INFORMATION..................................................43

      Item 6.  Exhibits and Report on Form 8-K...............................43

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                               Register.com, Inc.
                           Consolidated Balance Sheet

                                                     December 31, 2000   March 31, 2001
                                                     -----------------   --------------
                                                                           (Unaudited)
Assets
Current assets
   Cash and cash equivalents ........................   $  60,155,747    $  46,524,182
   Short-term investments ...........................      65,283,178       72,216,208
   Accounts receivable, less allowance of $1,748,824
     and $1,012,402, respectively ...................       6,596,089        8,590,530
   Prepaid domain name registry fees ................      16,855,163       16,429,397
   Deferred tax asset, net ..........................      20,754,301       20,216,828
   Prepaid income taxes .............................       3,774,077               --
   Other current assets .............................       2,974,136        4,942,539
                                                        -------------    -------------
         Total current assets .......................     176,392,691      168,919,684
Fixed assets, net ...................................       9,371,754        9,063,715
Prepaid domain name registry fees, net of current
   portion ..........................................       4,423,227        4,271,860
Other investments ...................................         600,000          750,000
Available-for-sale securities .......................      47,980,150       59,599,613
Goodwill and other intangibles, net .................      53,848,813       49,966,494
                                                        -------------    -------------
         Total assets ...............................   $ 292,616,635    $ 292,571,366
                                                        =============    =============
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued expenses ............   $  13,502,152    $  12,628,037
   Deferred revenue, net ............................      69,026,927       67,035,431
   Other current liabilities ........................       1,703,767        2,351,929
                                                        -------------    -------------
         Total current liabilities ..................      84,232,846       82,015,397
Deferred revenue, net of current portion ............      19,489,288       18,413,141
                                                        -------------    -------------
         Total liabilities ..........................     103,722,134      100,428,538
                                                        -------------    -------------
Commitments and contingencies
Stockholders' equity
   Preferred stock -- $0.0001 par value, 5,000,000
     shares authorized; none issued and outstanding .              --               --
   Common stock -- $.0001 par value, 200,000,000
     shares authorized;  36,823,281 shares issued
     and outstanding at December 31, 2000, and
     37,013,953 shares issued and outstanding at
     March 31, 2001 .................................           3,682            3,701
   Additional paid-in capital .......................     204,676,750      204,781,120
   Unearned compensation ............................      (4,287,988)      (3,863,616)
   Accumulated other comprehensive income ...........         384,020        1,153,021
   Accumulated deficit ..............................     (11,881,963)      (9,931,398)
                                                        -------------    -------------
         Total stockholders' equity .................     188,894,501      192,142,828
                                                        -------------    -------------
         Total liabilities and stockholders' equity .   $ 292,616,635    $ 292,571,366
                                                        =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               Register.com, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                              Three months ended March 31,
                                                              ----------------------------
                                                                 2000            2001
                                                             ------------    ------------
Net revenues .............................................   $ 12,417,870    $ 30,659,637
Cost of revenues .........................................      4,101,011       8,451,170
                                                             ------------    ------------
         Gross Profit ....................................      8,316,859      22,208,467
                                                             ------------    ------------
Operating costs and expenses
   Sales and marketing ...................................      7,173,206       8,210,041
   Research and development ..............................        717,768       1,986,167
   General and administrative (includes non-cash
     compensation of $831,773 and $424,371, respectively)       2,529,794       4,343,034
   Amortization of goodwill and other intangibles ........             --       3,882,319
                                                             ------------    ------------
         Total operating costs and expenses ..............     10,420,768      18,421,561
                                                             ------------    ------------
Income (loss) from operations ............................     (2,103,909)      3,786,906
Other income, net ........................................      1,113,017       2,475,209
                                                             ------------    ------------
(Loss) income before provision for income taxes ..........       (990,892)      6,262,115
Provision for income taxes ...............................             --      (4,311,550)
                                                             ------------    ------------
         Net income (loss) ...............................       (990,892)      1,950,565

Other comprehensive (loss) income
   Unrealized gain on marketable securities ..............             --         769,001
                                                             ------------    ------------
         Comprehensive (loss) income .....................   $   (990,892)   $  2,719,566
                                                             ============    ============

         Basic earnings (loss) per share .................   $      (0.04)   $       0.05
                                                             ============    ============
         Weighted average shares used in basic (loss)
           earnings per share ............................     24,180,105      36,896,280
                                                             ============    ============
         Diluted (loss) earnings per share ...............   $      (0.04)   $       0.04
                                                             ============    ============
         Weighted average shares used in diluted (loss)
           earnings per share ............................     24,180,105      43,466,795
                                                             ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               Register.com, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         Three months ended March 31,
                                                                        ------------------------------
                                                                             2000             2001
                                                                        -------------    -------------
Cash flows from operating activities
   Net income (loss) ................................................   $    (990,892)   $   1,950,565
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
       Depreciation and amortization ................................         221,578        4,735,694
       Compensatory stock options and warrants expense ..............         831,773          424,371
       Deferred income taxes, net ...................................      (7,382,272)         537,473
Changes in assets and liabilities affecting operating cash flows
     Accounts receivable, net .......................................      (2,173,200)      (1,994,441)
     Prepaid domain name registry fees ..............................      (7,529,945)         577,133
     Deferred revenues ..............................................      38,089,573       (3,067,643)
     Prepaid income taxes ...........................................              --        3,774,077
     Other current assets ...........................................        (411,334)      (1,968,403)
     Other assets ...................................................              --               --
     Accounts payable and accrued expenses ..........................       4,608,597         (874,115)
     Income taxes payable ...........................................        (343,164)              --
     Other current liabilities ......................................          23,484          648,162
                                                                        -------------    -------------
         Net cash provided by operating activities ..................      24,944,198        4,742,873
                                                                        -------------    -------------
Cash flows from investing activities
   Purchases of fixed assets ........................................        (765,492)        (545,335)
   Deferred offering costs ..........................................         390,000               --
   Purchases of investments .........................................      (5,095,165)     (37,498,750)
   Maturities of investments ........................................              --       19,565,258
                                                                        -------------    -------------
         Net cash used in investing activities ......................      (5,470,657)     (18,478,827)
                                                                        -------------    -------------
Cash flows from financing activities
   Repayment of notes payable .......................................              --               --
   Net proceeds from issuance of common stock and warrants ..........     115,389,357          104,389
   Net proceeds from issuance of preferred stock and warrants .......              --               --
   Principal payments on capital lease obligations ..................         (33,825)              --
                                                                        -------------    -------------
         Net cash provided by financing activities ..................     115,355,532          104,389
                                                                        -------------    -------------
Net increase (decrease) in cash and cash equivalents ................     134,829,073      (13,631,565)
Cash and cash equivalents at beginning of period ....................      40,944,122       60,155,747
                                                                        -------------    -------------
         Cash and cash equivalents at end of period .................     175,773,195       46,524,182
                                                                        =============    =============
Supplemental disclosure of cash flow information
   Cash paid for interest ...........................................   $       6,564    $          --
   Cash paid for income taxes .......................................   $   7,866,724    $          --



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

         In June 2000, the Company acquired Inabox, Inc., developers of website creation software. In September 2000, the Company acquired Afternic.com, Inc., a secondary market exchange for domain names. In September 2000, the Company made an investment in RegistryPro, a joint venture that has obtained preliminary approval from ICANN to manage the registry for the new .pro generic top level domain, which will be dedicated to certified professionals. We also have a small equity stake in Afilias, the consortium of 18 registrars, which received preliminary approval from ICANN to manage the registry for the new .info generic top level domain.

Organization

         The Company originally operated as Forman Interactive Corp. ("Forman"), a New York corporation that was formed in November 1994. Pursuant to a Merger Agreement dated June 23, 1999 by and among Register.com, a Delaware corporation formed in May 1999 specifically for the purpose of this merger, and Forman, the stockholders of Forman exchanged their shares for an equivalent number of shares of Register.com. References herein to the operations and historical financial information of the "Company" prior to the date of the merger refer to the operations and historical financial information of Forman. On March 3, 2000, the Company sold shares of its common stock through its initial public offering.

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

Interim Financial Statements

         The interim financial statements have been prepared by Register.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Register.com considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of Register.com at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Register.com believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with Register.com's December 31, 2000 audited financial statements and notes thereto included in Register.com's Annual Report on Form 10-K.

Cash equivalents

         The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged approximately $4,491,000 of its cash equivalents and short-term investments as collateral against outstanding letters of credit as of March 31, 2001.

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

Comprehensive income

         The Company follows SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There was no difference between net income and comprehensive income for the three months ended March 31, 2000. The difference between net income and comprehensive income for the three months ended March 31, 2001 is $769,001, the net unrealized gain in marketable securities.

Reclassification

         Certain amounts in the financial statements of the prior year have been reclassified to conform to the current year presentation for comparative purposes.

3. Contingencies

Litigation

         There are various claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.


Overview

         We are a provider of Internet domain name registration products and services worldwide for businesses and individuals that wish to have a unique address and branded identity on the Internet. Domain names serve as part of the infrastructure for Internet communications, including websites, email, audio, video and telephony.

         As the first registrar to compete in the domain registration market after the U.S. government deregulated the industry, we began processing generic top level domain registrations in June 1999. Currently, we directly register domain names across the generic top level domains (gTLDs) .com, .net and .org and we also register names in over 240 country code domains (ccTLDs), such as
 .co.uk for the United Kingdom, .de for Germany and .jp for Japan.

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

       Products and Services                         Products and Services
          Provided by Us                               Provided by Others
o  real-time domain name management       o  email

o  website-creation tools under the name  o  web hosting
   FirstStepSite

o  domain name forwarding                 o  digital certificates under the name
                                             Commerce Lock

o  domain name re-sale services, such as  o  trademark monitoring under the name
   auctions, appraisals and escrow           Trademark Guardian
   services, offered  through our
   subsidiary Afternic.com


         Our mission is to become the preferred partner for customers who seek to create, enhance and manage their commercial Internet presence.

         Our retail customer base is comprised of small to medium size businesses as well as SOHOs (Small Office/Home Office) and individuals. These customers purchase domain name registration services directly from our website at www.register.com. We sell domain name registration products and services to enterprises with high volume registration needs through our Corporate Services Division. In addition, to extend our distribution we maintain a Global Partner Network of ISPs, web-hosting companies, telecom carriers, web portals and other web-based businesses. Using our flexible software solutions, these companies resell our domain registration and related products and services to their customers.

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

         Through RegistryPro, a joint venture with the U.K.-based registrar Virtual Internet plc, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. We currently own 50% of the equity in RegistyPro. We also have a small equity stake in Afilias, the consortium of 18 registrars, which was selected to manage the registry for the new gTLD .info. We currently expect each of these new registries to launch in the second half of 2001, although their launch is not assured as it is dependent on finalizing contract negotiations with ICANN and approval of the Department of Commerce.

Net Revenues

         We derive our net revenues from domain name registrations, online products and services and advertising. Net revenues from domain name registrations consist of fees paid by registrants over the course of the registration period reduced by referral commissions and a provision for credit card chargebacks. We currently earn registration fees in connection with new, renewal, extended and transferred registrations. From June 1999 until January 14, 2000, we offered two-year registration periods for initial domain name registrations in the .com, .net and .org domains with annual renewals and either one- or two-year registration periods for domain names in the country code domains. Beginning January 15, 2000, we expanded our registration period offerings to include one-, five- and ten-year registration periods for initial domain name registrations in the .com, .net and .org domains. Renewal and extension registration periods can be from one to ten years. Our standard pricing for .com, .net and .org domain names is currently $35 per year through our www.register.com website. We currently charge approximately $35 to $200 for one- or two-year country code domain names registered through our www.register.com website. We charge the same rates for renewals as we do for corresponding initial registration periods. The first quarter of 2001 was the first period during which we began to process a significant number of registration renewals. We anticipate that registration renewals will contribute to our net revenues as our customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations. From time to time we run promotional campaigns to acquire additional registrations and customers, including significant free promotions which we ran during the third quarter of 2000.

         In addition to our standard registration fees, we have a number of different fee structures for our domain registration services. Our Corporate Services division delivers a diversified range of higher-priced services for our corporate customers and extends bulk discounts for domain name registrations and transfers. We pay referral commissions based on a percentage of the net registration revenues derived from registrations processed through the participants in our network of co-brand websites and those we process through our www.register.com website referred to us by participants in our affiliate network. Participants in our network of private label websites pay us a fee per registration, discounted off of our standard registration fee. In August 2000, we added product and service offerings to expand into different segments of the domain name registration market which we did not previously serve. These include registrations targeted for bulk customers and registered through NameBargain.com at a substantial discount to our standard registration fees and the use of domain names for consumers at no charge registered through NameDemo.com limiting the customer to one name per user as identified by a unique email address and are offered for a duration of one year. Each of these offerings includes a reduced level of customer service and limited value-added products or services. We stopped accepting new registrations through NameDemo.com in February 2001 so that we could evaluate its effectiveness as a customer acquisition tool as we continue to encourage our NameDemo customers to register their domain names through our www.register.com website.

         Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue when we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment via credit card for all online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period while recognizing the revenues over the registration period. For some of our customers who register domain names through our Corporate Services division and for some participants in our network of private label websites, we establish lines of credit based on credit worthiness.

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

Cost of Revenues

         Our cost of revenues consists of the costs associated with providing domain name registrations and online products and services. Cost of revenues for domain name registrations primarily consists of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. Through January 14, 2000, we paid a $9 per year registry fee for each .com, .net and
 .org domain name registration. This fee was reduced to $6 per year effective January 15, 2000. We currently pay registry fees of approximately $8 to $160 for one- or two-year country code domain name registrations registered through our www.register.com website. The largest component of our cost of revenues is the registry fees which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

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

         While we have no direct cost of revenues associated with our advertising revenue, we do incur operational costs including salaries and commissions, which are classified as operating expenses. We have no incremental cost of revenues associated with delivering advertisements since we use the same equipment to deliver the advertisements as we use for our domain name registration services.

Operating Expenses

         Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization of goodwill and other intangible assets. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising and, to a lesser extent, commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services and quality assurance. General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees and bad debt accruals. Non-cash compensation expenses are related to grants of stock options and warrants made to employees, directors, consultants and vendors. Facilities expenses are allocated across our different operating expense categories. In addition to the $150,000, $4.9 million, $2.2 million and $424,000 of non-cash compensation expenses recorded in 1998, 1999, 2000 and the quarter ended March 31, 2001, respectively, we will record approximately $3.7 million in additional non-cash compensation charges through 2004 as follows: $1.3 million in the remainder of 2001, $1.7 million in 2002, $714,000 in 2003 and $59,000 in 2004.
These charges primarily relate to the issuance of employee stock options having exercise prices below fair market value on the date of grant. Under current accounting rules, we will record approximately $49.9 million of additional amortization of goodwill and other intangibles in connection with our acquisitions of Inabox, Inc. and Afternic.com, Inc. through 2004 as follows:
$11.6 million in the remainder of 2001, $15.5 million in 2002, $14.3 million in 2003 and $8.5 million in 2004. The non-cash compensation charges and amortization charges will reduce our earnings or increase our losses, as applicable, in future periods.

Net Income (Losses)

         We had net income of $2.0 million for the three months ended March 31, 2001 and $270,000 for the year ended December 31, 2000. We incurred net losses of $1.0 million for the three months ended March 31, 2000, $8.8 million for the year ended December 31, 1999, $1.1 million for the three months ended March 31, 1999 and $1.2 million for the year ended December 31, 1998. Although we achieved profitability for the quarter ended March 31, 2001 and for the quarter and year ended December 31, 2000, our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. Accordingly, although we were profitable for the year ended December 31, 2000 and for the past two quarters, we cannot assure you that we will be able to sustain or increase our profitability in the future.

Results of Operations

         The following tables set forth our selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three months ended March 31, 2000 and 2001. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2000, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                                       Three months ended March 31,
                                                             2000        2001
                                                           --------    --------
                                                               (in thousands)
Net revenues                                               $ 12,418    $ 30,660
Cost of revenues                                              4,101       8,451
                                                           --------    --------
          Gross Profit                                        8,317      22,209
                                                           --------    --------
Operating costs and expenses
      Sales and marketing                                     7,173       8,210
      Research & development                                    718       1,986
      General & administrative (includes non-cash
          compensation of $ 831,773 and $424,371,
          respectively)                                       2,530       4,343
      Amortization of goodwill and other intangibles             --       3,882
                                                           --------    --------
          Total operating costs and expenses                 10,421      18,421
                                                           --------    --------
Income (loss) from operations                                (2,104)      3,788

Other income (expenses), net                                  1,113       2,475

Income tax expense                                               --      (4,312)
                                                           --------    --------
          Net income (loss)                                $   (991)   $  1,951
                                                           ========    ========

                                                        Three months ended March 31,
                                                              2000        2001
                                                            -------     -------
Net revenues                                                    100%        100%

Cost of revenues                                                 33%         28%
                                                            -------     -------
          Gross Profit                                           67%         72%
                                                            -------     -------
Operating costs and expenses

      Sales and marketing                                        58%         27%

      Research & development                                      6%          6%

      General & administrative (includes non-cash
          compensation of $ 831,773 and $424,371,
          respectively)                                          20%         14%

      Amortization of goodwill and other intangibles              0%         13%
                                                            -------     -------
          Total operating costs and expenses                     84%         60%
                                                            -------     -------
Income (loss) from operations                                   (17)%        12%

Other income (expenses), net                                      9%          8%

Income tax expense                                                0%        (14)%
                                                            -------     -------
          Net income (loss)                                      (8)%         6%
                                                            =======     =======


Three Months Ended  March 31, 2000 and 2001

Net Revenues

         Total net revenues increased from $12.4 million for the three months ended March 31, 2000 to $30.7 million for the three months ended March 31, 2001.

         Domain name registrations. Revenues from domain name registrations increased from $9.4 million for the three months ended March 31, 2000 to $26.1 million for the three months ended March 31, 2001. Revenues from new, renewed and transferred domain name registrations were lower in the current period. This decrease was offset by the recognition of a significantly greater amount of deferred revenue during the three months ended March 31, 2001 as compared to the amount recognized for the three months ended March 31, 2000. We had a net decrease of deferred revenue during the three months ended March 31, 2001 of $3.1 million as compared to a net gain of $38.1 million deferred revenue during the three months ended March 31, 2000. This decrease was primarily the result of the decrease in paid new domain name registrations since March 31, 2000 as compared to the increase in paid new domain name registrations for the periods through March 31, 2000, as well as the decrease in the average registration term since January 2000. We had $88.5 million of deferred revenue from domain name registrations at March 31, 2000, decreasing to $85.4 million at March 31, 2001.

         In the first quarter of 2001, we registered, renewed and transferred approximately 565,000 domain names in the .com, .net and .org and country code domains. In the first quarter of 2000, we registered approximately 923,000 new domain names in the .com, .net and .org and country code domains. In the second quarter of 2000, we registered approximately 710,000 new domains names in these domains. In the third quarter of 2000, we registered approximately 842,000 new domain names in these domains, including a significant number of free promotions. In the fourth quarter of 2000, we registered approximately 655,000 new and transferred domain names in these domains. Our number of paid domain name registrations, including renewals and transfers, has decreased sequentially each quarter since the first quarter of 2000. We believe that the growth rate experienced in the domain name registration market in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the recognition by businesses that they needed to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them rather than putting them to use; and (iii) extremely strong growth in new business start-ups in the Internet sector. In late 2000, the domain name registration market's growth rate began to decrease; however, we expect it to normalize in the future.

         Looking forward, we believe that the introduction of new gTLDs will be an important driver of the future growth of the domain name registration market. We believe that there is a natural absorption of the new gTLDs and that anything in excess of this absorption will be primarily a function of the success of marketing efforts. Consequently, we anticipate that as each new gTLD is introduced, there will be an initial spike in new registrations, which will level off over time. We anticipate that registration renewals will contribute to our revenues from domain name registrations as our customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations. We also believe that a large number of the names registered in 1999 and 2000 were registered by domain name speculators who register names with the intention of reselling them rather than putting them to use. As a result, we expect that a significant percentage of the currently existing domain name registrations will not be renewed and will be allowed to lapse. Over time, as the percentage of names held by speculators decreases, we expect to see an increase in the renewal rates across the industry. Taking into account all of these market dynamics, we anticipate that revenues from domain name registrations will continue to increase and to be the largest component of our revenues.

         Online Products and Services. Revenues from online products and services increased 25.4% from $633,000 for the three months ended March 31, 2000 to $794,000 for the three months ended March 31, 2001. The increase resulted primarily from increased sales of email and domain name forwarding services. We anticipate that revenues from online products and services will remain relatively flat in the near term, but that these revenues will increase over the long term as we expand our online product and service offerings.

         Advertising. Revenues from advertising increased 58.7% from $2.4 million for the three months ended March 31, 2000 to $3.8 million for the three months ended March 31, 2001, primarily from the increased volume of advertising and sponsorships sold on our www.register.com, FirstStepSite and FutureSite websites. We anticipate that revenues from advertising in future periods will increase only moderately as we face increasing challenges in the Internet advertising market offset by the attractiveness of our paying customer base to potential advertisers, as well as the availability of additional advertising space on our Afternic.com, and NameBargain.com websites.

Cost of Revenues

         Total cost of revenues increased from $4.1 million for the three months ended March 31, 2000 to $8.5 million for the three months ended March 31, 2001.

         Cost of Domain Name Registrations. Cost of domain name registrations increased from $4.0 million for the three months ended March 31, 2000 to $8.3 million for the three months ended March 31, 2001. The dollar amounts of registry fees paid were lower in the current period. This decrease was offset by the recognition of a significantly greater amount of prepaid registry fees during the three months ended March 31, 2001 as compared to the amounts recognized for the three months ended March 31, 2000. We anticipate that cost of revenues for domain name registrations will continue to increase and to be the largest component of our cost of revenues, tracking the growth in our revenue from domain name registrations.

         Cost of Online Products and Services. Cost of online products and services increased 84% from $94,000 for the three months ended March 31, 2000 to $173,000 for the three months ended March 31, 2001 primarily due to our efforts to expand our online products and services offerings. We anticipate that these costs will increase over the long term as we expand our online products and services offerings.

Operating Expenses

         Total operating expenses increased 76.8% from $10.4 million for the three months ended March 31, 2000 to $18.4 million for the three months ended March 31, 2001.

         Sales and Marketing. Sales and marketing expenses increased from $7.2 million for the three months ended March 31, 2000 to $8.2 million for the three months ended March 31, 2001. The increase was primarily due to salaries associated with newly hired sales, marketing and customer service professionals. We anticipate that sales and marketing expenses will increase moderately in the near term as we continue to expand into new markets, but take a more targeted marketing, as opposed to brand building, approach and focus our efforts on improving customer retention and lowering acquisition costs.

         Research and Development. Research and development expenses increased from $718,000 for the three months ended March 31, 2000 to $2.0 million for the three months ended March 31, 2001. The increase resulted primarily from salaries associated with new personnel in technology to support our growth. We anticipate that research and development expenses will continue to increase as we develop and modify our systems to accommodate growth in our business.

         General and Administrative. General and administrative expenses, exclusive of non-cash compensation, increased from $1.7 million for the three months ended March 31, 2000 to $3.9 million for the three month ended March 31, 2001. The increase was primarily due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase as appropriate to support our overall growth. Non-cash compensation expenses, included herein, decreased from $832,000 for the three months ended March 31, 2000 to $424,000 for the three months ended March 31, 2001. The non-cash compensation expenses were primarily attributable to the amortization of deferred compensation related to employee stock options. Based principally on grants of stock options and warrants made to date, we will record approximately $3.7 million of additional non-cash compensation through 2004 as follows: $1.3 million in the remainder of 2001, $1.7 million in 2002, $714,000 in 2003 and $59,000 in 2004.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $3.9 million for the three months ended March 31, 2001 and related to the goodwill and intangibles associated with our acquisitions of Inabox and Afternic.com. Under current accounting rules, we will record approximately $49.9 million of additional amortization of goodwill and other intangibles through 2004 as follows: $11.6 million in the remainder of 2001, $15.5 million in 2002, $14.3 million in 2003 and $8.5 million in 2004. We had no amortization of goodwill and other intangibles for the three months ended March 31, 2000.

Other Income, Net

         Other income, net, which consisted primarily of interest income, net of interest expense, increased from $1.1 million for the three months ended March 31, 2000 to $2.5 million for the three months ended March 31, 2001. The increase was primarily due to interest earned on our cash balance as a result of our equity financings, including our initial public offering, and cash provided by operations.

Income Tax Expense

         Income tax expense was $4.3 million for the three months ended March 31, 2001 due to the other income, net, described above and the fact that the amortization of goodwill and other intangibles is not deductible for income tax purposes. There was no income tax expense for the first quarter of 2000 due to our operating loss, the absence of amortization of goodwill and other intangibles and the relatively small amount of other income, net.

Net Income (loss)

         Net income for the three months ended March 31, 2001 was $2.0 million compared to a net loss of $1.0 million for the three months ended March 31, 2000.

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

         At March 31, 2001, the combined total of our (i) cash and cash equivalents, (ii) short-term investments and (iii) available-for-sale securities totaled $178.3 million. This is compared to $173.4 million at December 31, 2000 and $45.7 million at December 31, 1999.

         Our business generated $4.7 million of cash from operations in the three months ended March 31, 2001 compared to $24.9 million in the three months ended March 31, 2000. This decrease in cash generated from operations was primarily due to the decrease in the number of paid domain name registrations.

         Net cash used for investing activities was $18.5 million in the three months ended March 31, 2001 compared to $5.5 million in the three months ended March 31, 2000. The majority of the cash used for investing activities in the first quarter of 2001 and 2000 related to our purchase of short-term investments and available-for-sale securities.

         Net cash provided by financing activities totaled $104,000 in the three months ended March 31, 2001 compared to the $115.4 million in the three months ended March 31, 2000. In the first quarter 2001, all of the financing activities were attributable to the exercise of stock options and warrants, while in the first quarter of 2000, substantially all of the financing activities were attributable to our initial public offering of our common stock.

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

We have a history of losses and although we were profitable and cash flow positive for the year ended December 31, 2000 and for the past two quarters, we cannot assure you that we will sustain profitability or positive cash flow.

         Although we achieved profitability for the quarters ended March 31, 2001 and December 31, 2000 and for the year ended December 31, 2000, our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. We incurred losses from operations of approximately $1.2 million for the year ended December 31, 1998, $9.7 million for the year ended December 31, 1999, and $9.7 million for the year ended December 31, 2000. As of March 31, 2001 our accumulated deficit totaled $9.9 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we develop new products and services, expand internationally, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. Accordingly, although we were profitable and had positive cash flow from operations for the year ended December 31, 2000 and for the past two quarters, we cannot assure you that we will be able to sustain or increase our profitability or positive cash flow in the future.

Our earnings will be reduced in future periods because of stock-based compensation expenses and the amortization of goodwill and other intangibles in connection with our acquisitions.

         Non-cash compensation expenses are related to grants of common stock, stock options and warrants made to employees, directors, consultants and vendors. For the three months ended March 31, 2001, we recorded a $424,000 non-cash compensation charge. Based principally on grants of stock options and warrants made to date, we will record approximately $3.7 million of additional non-cash compensation through 2004 as follows: $1.3 million in the remainder of 2001, $1.7 million in 2002, $714,000 in 2003 and $59,000 in 2004. In addition, for the year ended December 31, 2000, we recognized a charge of $5.6 million for the amortization of goodwill and other intangibles in connection with our acquisitions of Inabox and Afternic.com. Under current accounting rules, we will record approximately $49.9 million of additional amortization of goodwill and other intangibles in connection with the aforementioned acquisitions, through 2004 as follows: $11.6 million in the remainder of 2001, $15.5 million in 2002, $14.3 million in 2003 and $8.5 million in 2004. The non-cash compensation charges and amortization charges will reduce our earnings or increase our losses, as applicable, in future periods.

We cannot predict with any certainty the effect that new governmental and regulatory policies, or industry reactions to those policies, will have on our business.

         Before April 1999, Network Solutions managed the domain name registration system for the .com, .net and .org domains pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized ICANN, to oversee key aspects of the Internet domain name registration system. Since that time and particularly because the domain name industry is in its early stages of development, ICANN is subject to strict scrutiny by the public and the government. For example, Congress has recently held hearings to evaluate ICANN's selection process for new top level domains. In a press release dated March 1, 2001, VeriSign announced that it had reached preliminary agreement with ICANN which would supercede the original agreements and enable VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least 2006 even as it retained ownership and control over its registrar business. The preliminary agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates. VeriSign would be permitted to continue to operate its domain name registrar business for .com, .net and .org domains subject to the existing structural separation between VeriSign's registry and registrar business. VeriSign would also continue to operate the .org registry through December 2002 at which point that registry would return to its status for use by non-profit organizations around the world. We cannot predict whether the proposed amendments to the agreements between VeriSign, ICANN and the Department of Commerce announced on March 1, 2001 will be approved by the Department of Commerce. We cannot assure you that these proposed amendments or any future measures adopted by the Department of Commerce or ICANN will benefit us or that they will not materially harm our business, financial condition and results of operations. In addition, we continue to face the risks that:

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

         Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com,
 .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, Network Solutions was acquired by VeriSign, Inc. a provider of Internet trust services. We face significant competition from VeriSign as we seek to increase our revenue from domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. The acquisition of Network Solutions by VeriSign has not only facilitated cross-marketing between the two companies, but it has also strengthened VeriSign's competitive advantage by enabling it to couple registration services with an expanded range of products and services. Based on VeriSign's press release dated April 26, 2001, the VeriSign registrar registered approximately 2.2 million new, renewed and transferred registrations in the
 .com, .net and .org domains for the three months ended March 31, 2001. This compares to the approximately 565,000 new, renewed and transferred domain names that we registered for the three months ended March 31, 2001. As of March 31, 2001, the VeriSign registrar supported approximately 15.5 million of approximately 30.6 million active domain names, compared to approximately 3.6 million domain names that we supported as of March 31, 2001.

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

         The current agreements among VeriSign, ICANN and the U.S. Department of Commerce have given VeriSign the exclusive right to operate and maintain the registry for the .com, .net and .org domains at least until November 30, 2003. In addition, they provide that if VeriSign separates its registry and registrar operations by May 9, 2001, the term of the registry exclusivity extends for an additional four years to November 30, 2007.

         As the exclusive registry for these domains, VeriSign receives from us, and every other competitive registrar, $6 per domain name per year. Although registry fees may not be used directly to fund VeriSign's registrar business, the substantial net revenues from these fees, and the certainty of receiving them, provide VeriSign significant advantages over any competitive registrar. On April 2, 2001, the ICANN board of directors approved the preliminary agreements intended to supercede the current agreements relating to the control of the
 .com, .net and .org registries, and on April 24, 2001 the Department of Commerce requested additional time to review these new agreements and extended the deadline for VeriSign's completion of various actions as required under the original agreements from May 10, 2001 to May 31, 2001. If the preliminary agreements are accepted without modification by the Department of Commerce, we believe they will strengthen VeriSign's competitive advantage over us and other competitive registrars by securing VeriSign's ability to act as a registrar even while it is the sole registry for the .com, .net and .org domains and earns revenues from the fees we pay.

We also face competition from other competitive registrars and others in the domain name registration industry and expect this competition to continue to intensify.

Competition in the domain name registration services industry will continue to intensify as the number of entrants into the market increases.

         When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface with the Shared Registration System. The Shared Registration System was designed to allow registrars to interface directly with Network Solutions' registry for domain names. The testbed period ended on November 30, 1999. As of April 23, 2001, ICANN had accredited 147 competitive registrars, including us, to register domain names in the .com, .net and .org domains. As of April 23, 2001, VeriSign and 76 other registrars, not including us, were registering domain names in these domains. An additional 69 registrars have been accredited to register but are not yet registering domain names, and 6 registrars have qualified to register domain names but have not yet signed the agreements required by ICANN and VeriSign. We face substantial competition from competitive registrars and others in that:

         o many accredited registrars that are not currently registering domain names may begin to do so in the near future;

         o many companies that are not accredited registrars offer domain name registrations through a competing accredited registrar's system; and

         o ICANN will continue to accredit new registrars to register new and existing generic top level domains.

         The continued introduction of competitive registrars into the domain name registration industry as well as the growth of the competitive registrars who have entered the industry have made it difficult for us to maintain our current market share and contributed to a sequential quarterly decline in the number of paid new registrations we performed since the first quarter of 2000. If we continue to experience a decline in paid new registrations, our business, financial condition and results of operations would be materially adversely affected. Also, as a result of increased competition, our period-over-period growth rates are likely to fluctuate over time.

We face competition from other competitive registrars and others in the domain name registration industry that may have longer operating histories, greater name recognition, particularly in international markets or greater resources.

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

         The domain name registration industry continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain name system. Some of our competitors have begun registering domain names with extensions that rely on such alternate systems. These competitors are not subject to ICANN accreditation requirements and restrictions. Other competitors have introduced naming systems which use keywords rather than traditional domain names. The widespread acceptance of any alternative systems could eliminate the need to register a domain name to establish an online presence and could materially adversely affect our business, financial condition and results of operations.

If the growth rate of the market for domain names continues to fall, our net revenues from domain name registrations may fall below anticipated levels.

         The domain name market is still in its early stages of development and we do not expect that it will continue to experience the same high level of growth it has experienced in the past. As the market began to absorb the slow down in the growth and expansion of the Internet and Internet-related business, the number of .com, .net and .org domain names registered declined from 5.1 million in the third quarter of 2000 to 4.3 million in the fourth quarter of 2000 to 3.1 million in the first quarter of 2001. As a result, our period-over-period growth rates in paid new registrations may continue to decline as they have since the first quarter of 2000. Such a continuing decline would materially adversely affect our business, results of operations and financial condition.

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

The introduction of new gTLDs may cause significant fluctuations in our results of operations, thereby making our future operating performance difficult to predict.

         We anticipate that with the introduction of each new gTLD, our number of new registrations will initially spike and then level off, which will have a corresponding affect on our net revenues. As a result, our operating results may fluctuate significantly in the future. If our expenses precede increases in our revenues, or if we have a shortfall in revenues in relation to our expenses, our business, financial condition and results of operations could be materially adversely affected.

We cannot assure you that the Afilias and RegistryPro ventures will be successful. In addition, we may incur additional capital expenditures to establish and develop their products and services. Such expenditures would reduce the financial resources we could use for our primary business.

         In September 2000, Afilias, LLC, a consortium of 18 ICANN-accredited registrars including us, submitted a bid to ICANN to operate an unrestricted generic top level domain name registry for the .info, .site and .web domain names. In October 2000, RegistryPro, a joint venture between Virtual Internet plc, a European provider of Internet hosting, naming and online brand management services, and us, submitted a bid to ICANN to form a new registry for the top level domain .pro which will be exclusively for accredited professionals. In November 2000 both bids were selected by ICANN and .info and .pro became two of the seven new generic top level domains anticipated to be launched pending final contract approval by ICANN and the Department of Commerce. In their early stages, these ventures may require additional infusions of capital as they establish themselves as registries of new top level domains. In the event that they do require further funding it may be difficult to obtain financing from outside sources we may invest our own capital to build systems to support each of Afilias and RegistryPro and to market their services. A lack of adequate funding could impact the registries' ability to launch their services or to promote the new top level domains in the marketplace once launched. We cannot accurately predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias and RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand that is lower than anticipated, for these new generic top level domains, or if the returns on our capital expenditures are lower than expected or take longer to materialize, our primary business, financial condition and results of operation could be materially adversely affected.

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

         Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services, including website applications that enable electronic commerce and other business services, to our customers. We expect to incur significant costs in acquiring, developing and marketing these new products and services. We cannot assure you that we will be able to develop new products and services outside of our primary business and if we are able to develop such products and services, that we will succeed in attaining the market's confidence in us as a reliable provider of these products and services. Our primary business, domain name registration services, generated approximately 85% of our net revenues during the quarter ended March 31, 2001. If we fail to offer products and services that meet our customers' needs, or we do not provide products and services which are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset these related costs and we will remain dependent on domain name registrations as a primary source of revenue. Although our decision to acquire Afternic.com was based on our belief that its products and services would complement our own, we cannot assure you that we will succeed in developing and integrating these new products and services or that they will generate significant revenues. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to provide our customer service staff with training and staffing sufficient to support our new products and services, we may lose customers who feel that their inquiries have not been adequately addressed.

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

         The anticipated future growth necessary to expand our operations will place a significant strain on our resources. In order to achieve our growth strategy, we will need to expand all aspects of our business, including our computer systems, telecommunications systems and related infrastructure, customer service capabilities and sales and marketing efforts. The demands on our network infrastructure, technical staff and technical resources have grown rapidly with our expanding customer base. During the three months ended March 31, 2001, our number of full-time employees grew from approximately 240 to approximately 246. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate the anticipated growth of our customer base. We also expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. If we fail to manage our growth effectively, our business, financial condition and results of operation could be materially adversely affected.

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

         If the benefits of our acquisition of Afternic.com do not exceed the costs associated with this acquisition, including any dilution to our stockholders resulting from the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be adversely affected. We expect to incur an on-going monthly non-cash amortization of approximately $996,000 through September 2004.

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

         The success of our business as a competitive registrar depends upon the continued availability and functionality of the Shared Registration System, which is maintained by VeriSign, and its ability to adapt to an expanding market for domain name registrations. As of April 23, 2001, VeriSign and 76 other registrars, not including us, were registering domain names through the Shared Registration System. The 69 other accredited registrars and the 6 registrars that have qualified for accreditation but not yet signed the requisite agreements may begin using the system at any time. Because the Shared Registration System has been in general use only since April 1999, we cannot assure you that it will be able to handle the growing traffic generated by large numbers of registrars or registrations. Our ability to provide domain name registration services in the .com, .net and .org domains would be materially harmed by any failure of the Shared Registration System to accommodate our registration needs.

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

         We have engaged Cybersource to process credit card payments for our individual customers. Therefore, if Cybersource or its system fails for any reason to process credit card payments in a timely fashion, the domain name reservation process will be delayed and customers may be unable to obtain their desired domain name.

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

Our revenues from advertising may be adversely affected by perceived weakness of Internet advertising and weakness in the Internet advertising market.

         Our future success depends in part on the use of the Internet as an advertising and marketing medium. We compete with websites and traditional advertising media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive our websites to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our websites. Advertising revenues constituted 12% of our net revenues for the quarter ended March 31, 2001. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising are uncertain. Further, the price we are able to charge for advertisements has been negatively impacted by the overall Internet advertising market, which negatively impacts our business. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing.

         In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by continuing and significant reduction in demand, a reduction or cancellation of advertising contracts, a significant increase in uncollectible receivables from advertisers, and a significant reduction of Internet advertising budgets, especially by Internet-related companies. In addition, an increasing number of Internet-related companies have experienced deteriorating financial results and liquidity positions, and/or ceased operations or filed for bankruptcy protection, or may be expected to do so. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising. These factors could materially adversely affect our business, financial condition and results of operations.

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

         As of March 31, 2001, our directors, executive officers and principal stockholders beneficially owned approximately 38% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

         As of May 4, 2001, 151,677 shares of common stock held by the former stockholders of Inabox are subject to lock-up agreements with us pursuant to which 11,667 unregistered shares will be released from the lock-up on a monthly basis until the expiration of the lock-up agreement on June 4, 2002. In addition, as of May 15, 2001, 1,295,673 shares of common stock held by the former stockholders of Afternic.com are also subject to lock-up agreements with us pursuant to which 2,796 registered shares and 29,596 unregistered shares will be released on a monthly basis until the expiration of the lock-up agreement on September 15, 2004. Additionally, a number of holders of our common stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to any material interest rate risk because all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years with a majority having a maturity of under one year. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. We did not have any foreign currency hedging or derivative instruments at March 31, 2000.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits

Number             Description
------             -----------
4.7.3              Stock Issuance Agreement with Rene M. Mathis

10.15              Lease between Yarmouth Area Industrial Commission and
                   RCOM Canada, Corp.


         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               REGISTER.COM, INC.

Date:  May 15, 2001   By:  /s/  Rene M. Mathis
                           -------------------
                      Name: (Principal Financial and Accounting Officer and Duly
                      Authorized Officer)
                      Title: Chief Financial Officer and Treasurer

                                  Exhibit Index

Number               Description
------               -----------
4.7.3                Stock Issuance Agreement with Rene M. Mathis

10.15                Lease between Yarmouth Area Industrial Commission and
                     RCOM Canada, Corp.