Form 10-Q
period 2001-08-07
REGISTER COM INC
filed 2001-08-13
CIK 1091284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-29739

                               Register.com, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       11-3239091
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

575 Eighth Avenue, 11th Floor, New York, New York               10018
-------------------------------------------------     --------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As August 5, 2001, there were 37,510,706 shares of the registrant's common stock outstanding.

                               Register.com, Inc.
                                    FORM 10-Q

                                      INDEX

PART I.       CONSOLIDATED FINANCIAL INFORMATION..................................................................2

      Item 1. Consolidated Financial Statements...................................................................2

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............10

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................45

PART II.      OTHER INFORMATION..................................................................................46

      Item 4. Submission of Matters to a Vote of Security Holders................................................46

      Item 6. Exhibits and Report on Form 8-K....................................................................46

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                               Register.com, Inc.
                           Consolidated Balance Sheets


                                                                                   December 31,          June 30,
                                                                                       2000               2001
                                                                                 --------------      --------------
                                                                                                       (Unaudited)
Assets
Current assets
   Cash and cash equivalents.............................................        $   60,155,747      $   26,680,031
   Short-term investments................................................            65,283,178         100,548,117
   Accounts receivable, less allowance of $1,748,824 and $1,231,726
     respectively........................................................             6,596,089           5,347,683
   Prepaid domain name registry fees.....................................            16,855,163          15,403,322
   Deferred tax asset....................................................            20,754,301          16,471,809
   Prepaid income taxes..................................................             3,774,077                   -
   Other current assets..................................................             2,974,136           4,286,512
                                                                                 --------------      --------------
     Total current assets................................................           176,392,691         168,737,474

Fixed assets, net........................................................             9,371,754           9,224,098
Prepaid domain name registry fees, net of current portion................             4,423,227           4,240,659
Available-for-sale securities ...........................................            47,980,150          55,936,306
Goodwill and other intangibles, net......................................            53,848,813          46,092,410
Other assets.............................................................               600,000             880,156
                                                                                 --------------      --------------
     Total assets........................................................        $  292,616,635      $  285,111,103
                                                                                 ==============      ==============

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued expenses.................................        $   13,502,152      $   11,987,492
   Deferred revenue, net.................................................            69,026,927          57,914,567
   Other current liabilities.............................................             1,703,767           2,271,530
                                                                                 --------------      --------------
     Total current liabilities...........................................            84,232,846          72,173,589
   Deferred revenue, net of current portion..............................            19,489,288          17,922,135
                                                                                 --------------      --------------
     Total liabilities...................................................           103,722,134          90,095,724
                                                                                 --------------      --------------

Commitments and contingencies
Stockholders' equity
   Preferred stock--$.0001 par value, 5,000,000 shares authorized; none
     issued and outstanding..............................................                     -                   -
   Common stock--$.0001 par value, 200,000,000 shares authorized;
     36,823,281 issued and outstanding at December 31, 2000
     37,141,293 issued and outstanding at June 30, 2001..................                 3,682               3,714
   Additional paid-in capital............................................           204,676,750         205,381,542
   Unearned compensation.................................................            (4,287,988)         (3,762,479)
   Unrealized gain in marketable securities..............................               384,020           1,314,779
   Accumulated deficit...................................................           (11,881,963)         (7,922,177)
                                                                                 --------------      --------------
   Total stockholders' equity............................................           188,894,501         195,015,379
                                                                                 --------------      --------------
   Total liabilities and stockholders' equity............................        $  292,616,635      $  285,111,103
                                                                                 ==============      ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Register.com, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three months ended June 30,             Six months ended June 30,
                                          ----------------------------------     ----------------------------------
                                                2000               2001                2000               2001
                                          --------------      --------------     --------------      --------------
Net revenues......................        $   20,249,886      $   29,986,607     $   32,667,756      $   60,646,244
Cost of revenues..................             5,286,689           8,639,501          9,387,700          17,090,671
                                          --------------      --------------     --------------      --------------
     Gross profit.................            14,963,197          21,347,106         23,280,056          43,555,573
                                          --------------      --------------     --------------      --------------
Operating costs and expenses
   Sales and marketing............            14,980,181           8,500,229         22,153,387          16,710,270
   Research and development.......             1,236,329           2,043,017          1,954,097           4,029,184
   General and administrative
     (includes non-cash
     compensation of $458,320,
     $441,121, $1,290,093 and
     $865,492, respectively)......             2,102,378           3,463,140          4,632,172           7,806,175
   Amortization of goodwill and
     other intangibles............               298,455           3,874,084            298,455           7,756,403
                                          --------------      --------------     --------------      --------------
     Total operating costs and
       expenses...................            18,617,343          17,880,470         29,038,111          36,302,032
                                          --------------      --------------     --------------      --------------
(Loss) income from operations.....            (3,654,146)          3,466,636         (5,758,055)          7,253,541
Other income, net.................             2,662,014           2,287,605          3,775,031           4,762,814
                                          --------------      --------------     --------------      --------------
(Loss) income before provision
   for income taxes...............              (992,132)          5,754,241         (1,983,024)         12,016,355
Provision for income taxes........                     -          (3,745,019)                 -          (8,056,569)
                                          --------------      --------------     --------------      --------------
     Net (loss) income............              (992,132)          2,009,222         (1,983,024)          3,959,786

Other comprehensive (loss) income
   Unrealized gain on marketable
     securities...................                     -             161,758                  -             930,759
                                          --------------      --------------     --------------      --------------
     Comprehensive (loss) income..        $     (992,132)     $    2,170,980     $   (1,983,024)     $    4,890,545
                                          ==============      ==============     ==============      ==============

     Basic  income (loss) per
       share......................        $        (0.03)     $         0.05     $        (0.07)     $         0.11
                                          ==============      ==============     ==============      ==============

     Weighted average shares used
       in basic (loss) income per
       share......................            31,623,494          37,086,091         27,901,444          36,994,509
                                          ==============      ==============     ==============      ==============

     Diluted net (loss) income
       per share..................        $        (0.03)     $         0.05     $        (0.07)     $         0.09
                                          ==============      ==============     ==============      ==============

     Weighted average shares used
       in diluted (loss) income
       per share..................            31,623,494          43,919,019         27,901,444          43,643,179
                                          ==============      ==============     ==============      ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Register.com, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six months ended June 30,
                                                                                -----------------------------------
                                                                                     2000               2001
                                                                                ---------------     ---------------
Cash flows from operating activities
Net (loss) income........................................................       $    (1,983,024)    $     3,959,786
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities
   Depreciation and amortization.........................................               849,675           9,495,637
   Compensatory stock options and warrants expense.......................             1,290,093             865,492
   Deferred income taxes.................................................           (13,417,717)          4,282,492
Changes in assets and liabilities affecting operating cash flows
   Accounts receivable...................................................            (3,743,598)          1,248,406
   Prepaid domain name registry fees.....................................           (11,253,322)          1,634,409
   Deferred revenues.....................................................            55,437,594         (12,679,512)
   Prepaid income taxes..................................................            (1,608,000)          3,774,077
   Other current assets..................................................            (1,472,401)         (1,312,376)
   Accounts payable and accrued expenses.................................             3,264,711          (1,514,661)
   Income taxes payable..................................................            (5,608,198)                  -
   Other current liabilities.............................................               760,573             567,763
                                                                                ---------------     ---------------
     Net cash provided by operating activities...........................            22,516,386          10,321,513
                                                                                ---------------     ---------------
Cash flows from investing activities
   Purchases of fixed assets.............................................            (5,389,091)         (1,591,578)
   Deferred offering costs...............................................               390,000                   -
   Purchases of investments..............................................           (24,689,739)        (67,458,699)
   Maturities of investments.............................................                     -          24,888,207
   Acquisitions, net.....................................................            (1,091,083)                  -
                                                                                ---------------     ---------------
     Net cash used in investing activities...............................           (30,779,913)        (44,162,070)
                                                                                ---------------     ---------------
Cash flows from financing activities
   Net proceeds from issuance of common stock and warrants...............           115,685,394             364,841
   Principal payments on capital lease obligations.......................               (33,825)                  -
                                                                                ---------------     ---------------
     Net cash provided by financing activities...........................           115,651,569             364,841
                                                                                ---------------     ---------------
Net increase(decrease) in cash and cash equivalents......................           107,388,042         (33,475,716)
Cash and cash equivalents at beginning of period.........................            40,944,122          60,155,747
                                                                                ---------------     ---------------
Cash and cash equivalents at end of period...............................       $   148,332,164     $    26,680,031
                                                                                ===============     ===============
Supplemental disclosure of cash flow information
   Cash paid for interest................................................       $        15,493     $             -
   Cash paid for income taxes............................................       $    20,687,509     $             -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               REGISTER.COM, INC.
                          Notes to Financial Statements


1. Nature of Business and Organization

Nature of Business

         Register.com, Inc. (the "Company" or "Register.com") provides Internet domain name registration and other online products and services such as web-hosting, email, website creation software, domain name forwarding and advertising.

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

         In June 2000, the Company acquired Inabox, Inc., developers of website creation software. In September 2000, the Company acquired Afternic.com, Inc., a secondary market exchange for domain names. In September 2000, the Company made an investment in RegistryPro, a joint venture that has obtained preliminary approval from ICANN to manage the registry for the new .pro generic top level domain, which will be dedicated to certified professionals. We also have a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new .info generic top level domain.

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

Interim Financial Statements

         The interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Cash equivalents

         The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged approximately $5,491,000 of its cash equivalents and short-term investments as collateral against outstanding letters of credit as of June 30, 2001.

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

Domain name registration fees

         Registration fees charged to end-users for registration services are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals. The majority of end-user subscribers pay for services with major credit cards for which the Company receives daily remittances from the credit card carriers. A provision for chargebacks from the credit card carriers is included in accounts payable and accrued expenses. Such amounts are separately recorded and deducted from gross registration fees in determining net revenues. Referral commissions earned by the Company's private label and co-brand partners are deducted from gross registration revenue in determining net revenues.

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

Comprehensive income

         The Company follows SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There was no difference between net income and comprehensive income for the three and six months ended June 30, 2000. The difference between net income and comprehensive income for the three and six months ended June 30, 2001 is $161,758 and $930,759, respectively, which represents net unrealized gain in marketable securities.

Recent accounting pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial condition or results of operations.

         SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt the Statement and cease amortization of goodwill effective January 1, 2002. The Company is currently evaluating the additional impact, if any, which the adoption of SFAS 142 might be expected to have on the Company's financial condition or results of operations.

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

Overview

         We are a provider of Internet domain name registration and other online products and services worldwide for businesses and individuals that wish to have a unique address and branded identity on the Internet. Domain names serve as part of the infrastructure for Internet communications, including websites, email, audio, video and telephony.

         As the first registrar to compete in the domain registration market after the U.S. government deregulated the industry, we began processing generic top level domain registrations in June 1999. Currently, we directly register domain names across the generic top level domains (gTLDs) .com, .net and .org and we also register names in over 240 country code domains (ccTLDs), such as
 .co.uk for the United Kingdom, .de for Germany and .jp for Japan. We are also currently accepting registration requests for the gTLDs .biz, .info, .pro and
 .name. Requests for .biz and .info domain names will be processed by their respective registries beginning primarily in September 2001. The .pro and .name registries are currently finalizing their agreements with ICANN, prior to which they are not authorized to begin processing registrations.

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

                   Products and Services                                      Products and Services
                      Provided by Us                                            Provided by Others
o        real-time domain name management                    o        email

o        website-creation tools under the name               o        web-hosting
         FirstStepSite

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

         Our retail customer base is comprised of small to medium-size businesses as well as SOHOs (Small Office/Home Office) and individuals. These customers purchase domain name registration services directly from our website at www.register.com. We sell domain name registration products and services to enterprises with high volume registration needs through our Corporate Services Division. In addition, to extend our distribution we maintain a Global Partner Network of ISPs, web-hosting companies, telecom carriers, web portals and other web-based businesses. Using our flexible software solutions, these companies resell our domain registration and related products and services to their customers.

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

         In June 2000, we acquired Inabox, Inc. for approximately $1.0 million in cash and 280,019 shares of our common stock. We use Inabox's software to develop our FirstStepSite product and BestSRS, one of the reseller solutions offered to our Global Partner Network. In September 2000, we acquired Afternic.com, Inc., a leading secondary market exchange for domain names, for approximately $10.0 million cash and 4,378,289 shares of our common stock. These transactions were accounted for using the purchase method of accounting. As a result, Inabox's and Afternic.com's financial results are consolidated with our financial results from the date of acquisition.

         Through RegistryPro, a joint venture with the U.K.-based registrar Virtual Internet plc, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. We currently own 50% of the equity in

RegistyPro. We also have a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new gTLD .info. The .info registry launched limited registration services to eligible trademark and service mark holders in July 2001 and is expected to launch real-time registration services to the general public in late September 2001. RegistryPro is currently finalizing contract negotiations with ICANN on which its launch is dependent.

Net Revenues

         We derive our net revenues from domain name registrations, online products and services and advertising. Net revenues from domain name registrations consist of fees paid by registrants over the course of the registration period reduced by referral commissions and a provision for credit card chargebacks. We currently earn registration fees in connection with new, renewal, extended and transferred registrations. From June 1999 until January 14, 2000, we offered two-year registration periods for initial domain name registrations in the .com, .net and .org domains with annual renewals and either one- or two-year registration periods for domain names in the country code domains. Beginning January 15, 2000, we expanded our registration period offerings to include one-, five- and ten-year registration periods for initial domain name registrations in the .com, .net and .org domains. Renewal and extension registration periods can be from one to ten years. Our standard pricing for .com, .net and .org domain names is currently $35 per year. We generally charge approximately $50 to $360 for one- or two-year country code domain names. We generally charge the same rates for renewals as we do for corresponding initial registration periods. The first quarter of 2001 was the first period during which we began to process a significant number of registration renewals. From time to time we run promotional campaigns to acquire additional registrations and customers and to encourage our current registrants to renew their names with us, including significant free promotions which we ran during the third quarter of 2000.

         In addition to our standard registration fees, we have a number of different fee structures for our domain name registration services. Our Corporate Services division delivers a diversified range of higher-priced services for our corporate customers and extends bulk discounts for domain name registrations and transfers. We pay referral commissions based on a percentage of the net registration revenues derived from registrations processed through the participants in our network of co-brand websites and those we process through our www.register.com website referred to us by participants in our affiliate network. Participants in our network of private label websites pay us a fee per registration, discounted off of our standard registration fee. In August 2000, we added product and service offerings to expand into different segments of the domain name registration market which we did not previously serve. These include registrations targeted for bulk customers registered through NameBargain.com at a substantial discount to our standard registration fees and the use of domain names for consumers at no charge registered through NameDemo.com. Customers registering names through NameDemo.com were limited to one name per user as identified by a unique email address and were offered for a duration of one year. Each of these offerings includes a reduced level of customer service and limited value-added products or services. We stopped accepting new registrations through NameDemo.com in February 2001.

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

         Our number of paid domain name registrations, including renewals and transfers, has decreased sequentially each quarter since the first quarter of 2000. We believe that the high growth rate experienced in the domain name registration market in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the recognition by businesses that they needed to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them rather than putting them to use; and (iii) extremely strong growth in new business start-ups in the Internet sector. In late 2000, the domain name registration market's growth rate began to decrease; however, we believe it has begun to stabilize during the first half of this year.

         Looking forward, we believe that the introduction of new gTLDs will be an important driver of the future growth of the domain name registration market. We believe that there will be a natural absorption of the new gTLDs and that anything in excess of this absorption will be primarily a function of the success of marketing efforts. Consequently, we anticipate that as each new gTLD is introduced, there will be an initial spike in new registrations, which will level off over time. We anticipate that registration renewals will contribute to our revenues from domain name registrations as our customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations. We also believe that a large number of the names registered in 1999 and 2000 were registered by domain name speculators who register names with the intention of reselling them rather than putting them to use. As a result, we expect that a significant percentage of the currently existing domain name registrations will not be renewed and will be allowed to lapse. Over time, as the percentage of names held by speculators decreases, we expect to see an increase in renewal rates across the industry. Taking into account all of these market dynamics, we anticipate that revenues from domain name registrations will continue to be the largest component of our revenues and will increase over time.

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

         In May 2001, we began offering Brand Protection Plans for .biz and domain name applications for .biz and .info. The .biz registry is scheduled to go live in the fourth quarter of 2001. The .info registry is scheduled to go live in the third quarter of 2001. The Brand Protection Plan includes IP (Intellectual Property) claim filing and notification, domain name application submissions and the registration of the .biz domain name should the customer obtain it. Revenues from domain name applications (which may or may not result in domain registrations) and related services for both .biz and .info are recognized upon the sale of the applications and related services.

         Advertising revenues are derived from the sale of sponsorships and banner advertisements under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

         Our cost of revenues consists of the costs associated with providing domain name registrations and online products and services. Cost of revenues for domain name registrations primarily consists of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. Through January 14, 2000, we paid a $9 per year registry fee for each .com, .net and
 .org domain name registration. This fee was reduced to $6 per year effective January 15, 2000. We generally pay registry fees of approximately $5 to $160 for one- or two-year country code domain name registrations. The largest component of our cost of revenues is the registry fees which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

         Cost of revenues for our online products and services consists of fees paid to third-party service providers, depreciation on the equipment used to deliver the services, fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. The cost of revenues for online products and services are recognized ratably over the periods which the services are provided.

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

Operating Expenses

         Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization of goodwill and other intangible assets. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising and, to a lesser extent, commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services and quality assurance. General and administrative expenses consist primarily of non-cash compensation, employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees and bad debt accruals. Facilities expenses are allocated across our different operating expense categories. Non-cash compensation expenses are related to grants of stock options and warrants made to employees, directors, consultants and vendors. In addition to the $150,000, $4.9 million, $2.2 million and $865,000 of non-cash compensation expenses recorded in 1998, 1999, 2000 and the six months ended June 30, 2001, respectively, we will record approximately $3.8 million in additional non-cash compensation charges as follows: $906,000 in the remainder of 2001, $1.8 million in 2002, $830,000 in 2003, $100,000 in 2004 and $164,000 in 2005
and thereafter. These charges primarily relate to the issuance of employee stock options having exercise prices below fair market value on the date of grant. Under current accounting rules we will record approximately $7.8 million of additional amortization of goodwill in the remainder of 2001. In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we will cease amortization of goodwill effective January 1, 2002. The non-cash compensation charges and amortization charges will reduce our earnings or increase our losses, as applicable, in future periods.

Results of Operations

         The following tables set forth our selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three and six months ended June 30, 2000 and 2001. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2000, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.


                                                                Three months ended           Six months ended
                                                                     June 30,                    June 30,
                                                           ---------------------------    ------------------------
                                                               2000           2001           2000           2001
                                                            ---------      ---------      ---------      ---------
                                                                                 (in thousands)
Net revenues........................................        $  20,250      $  29,987      $  32,668      $  60,646
Cost of revenues....................................            5,287          8,640          9,388         17,090
                                                            ---------      ---------      ---------      ---------
     Gross profit...................................           14,963         21,347         23,280         43,556
                                                            ---------      ---------      ---------      ---------
Operating costs and expenses
   Sales and marketing..............................           14,980          8,500         22,153         16,710
   Research and development.........................            1,236          2,043          1,954          4,029

   General and administrative (includes non-cash
     compensation of $458, $441, $1,290, and $865,
     respectively)..................................            2,102          3,463          4,632          7,806
   Amortization of goodwill and other intangibles...              299          3,874            299          7,757
                                                            ---------      ---------      ---------      ---------
     Total operating costs and expenses.............           18,617         17,880         29,038         36,302
                                                            ---------      ---------      ---------      ---------
(Loss) income from operations.......................           (3,654)         3,467         (5,758)         7,254
Other income, net...................................            2,662          2,287          3,775          4,763
                                                            ---------      ---------      ---------      ---------
(Loss) income before provision for income taxes.....             (992)         5,754         (1,983)        12,017
Provision for income taxes..........................                -         (3,745)             -         (8,057)
                                                            ---------      ---------      ---------      ---------
     Net (loss) income..............................             (992)         2,009         (1,983)         3,960
Other comprehensive (loss) income
   Unrealized gain on marketable securities.........                -            162              -            931
                                                            ---------      ---------      ---------      ---------
     Comprehensive (loss) income....................        $    (992)     $   2,171      $  (1,983)     $   4,891
                                                            =========      =========      =========      =========



                                                                Three months ended           Six months ended
                                                                     June 30,                    June 30,
                                                           ---------------------------    ------------------------
                                                               2000           2001           2000           2001
                                                            ---------      ---------      ---------      ---------
Net revenues........................................            100%           100%           100%           100%
Cost of revenues....................................             26%            29%            29%            28%
                                                            ---------      ---------      ---------      ---------
     Gross profit...................................             74%            71%            71%            72%
                                                            ---------      ---------      ---------      ---------
Operating costs and expenses
   Sales and marketing..............................             74%            28%            68%            27%
   Research and development.........................              6%             7%             6%             7%
   General and administrative (includes non-cash
     compensation of 2%, 1%, 4% and 1%,
     respectively)..................................             11%            12%            14%            13%
   Amortization of goodwill and other intangibles...              1%            13%             1%            13%
                                                            ---------      ---------      ---------      ---------
     Total operating costs and expenses.............             92%            60%            89%            60%
                                                            ---------      ---------      ---------      ---------
(Loss) income from operations.......................            (18%)           11%           (18%)           12%
Other income, net...................................             13%             8%            12%             8%
                                                            ---------      ---------      ---------      ---------
(Loss) income before provision for income taxes.....             (5%)           19%            (6%)           20%
Provision for income taxes..........................              0%           (12%)            0%           (13%)
                                                            ---------      ---------      ---------      ---------
     Net (loss) income..............................             (5%)            7%            (6%)            7%
Other comprehensive (loss) income
   Unrealized gain on marketable securities.........              0%             1%             0%             2%
                                                            ---------      ---------      ---------      ---------
     Comprehensive (loss) income....................             (5%)            8%            (6%)            9%
                                                            =========      =========      =========      =========

Six Months Ended June 30, 2000 and 2001

Net Revenues

         Total net revenues increased 86% from $32.7 million for the six months ended June 30, 2000 to $60.6 million for the six months ended June 30, 2001.

         Domain name registrations. Revenues from domain name registrations increased from $25.5 million for the six months ended June 30, 2000 to $51.8 million for the six months ended June 30, 2001. Revenues from new, renewed and transferred domain name registrations were lower in the current period. This decrease was offset by the recognition of a significantly greater amount of deferred revenue during the six months ended June 30, 2001 as compared to the amount recognized for the six months ended June 30, 2000. We had a net decrease in deferred revenue during the six months ended June 30, 2001 of $12.7 million as compared to a $54.4 million net gain in deferred revenue during the six months ended June 30, 2000. This decrease was primarily the result of the decrease in paid new domain name registrations since March 31, 2000 as compared to the increase in paid new domain name registrations for the periods prior to March 31, 2000, as well as the decrease in the average registration term since January 2000. We had $86.5 million of deferred revenue from domain name registrations at June 30, 2000, decreasing to $75.8 million at June 30, 2001.

         Online Products and Services. Revenues from online products and services increased 40% from $1.5 million for the six months ended June 30, 2000 to $2.1 million for the six months ended June 30, 2001. The increase resulted primarily from sales of Brand Protection Plans and .biz and .info domain name applications.

         Advertising. Revenues from advertising increased 18% from $5.7 million for the six months ended June 30, 2000 to $6.7 million for the six months ended June 30, 2001, primarily from the increased volume of advertising and sponsorships sold on our www.register.com, FirstStepSite and FutureSite websites during the first quarter of 2001. Revenues from advertising decreased in the second quarter of 2001 as compared to the first quarter of 2001 as we face increasing challenges in the Internet advertising market.

Cost of Revenues

         Total cost of revenues increased 82% from $9.4 million for the six months ended June 30, 2000 to $17.1 million for the six months ended June 30, 2001.

         Cost of Domain Name Registrations. Cost of domain name registrations increased 77% from $9.3 million for the six months ended June 30, 2000 to $16.5 million for the six months ended June 30, 2001. The dollar amounts of registry fees paid were lower in the current period. This decrease was offset by the recognition of a significantly greater amount of prepaid registry fees during the six months ended June 30, 2001 as compared to the amounts recognized for the six months ended June 30, 2000. We anticipate that cost of revenues for domain name registrations will track our revenue from domain name registrations and continue to be the largest component of our cost of revenues.

         Cost of Online Products and Services. Cost of online products and services increased from $104,000 for the six months ended June 30, 2000 to $572,000 for the six months ended June 30, 2001 primarily due to fees paid to the .biz registry in connection with sales of our Brand Protection Plans and
 .biz domain name applications.

Operating Expenses

         Total operating expenses increased 25% from $29.0 million for the six months ended June 30, 2000 to $36.3 million for the six months ended June 30, 2001.

         Sales and Marketing. Sales and marketing expenses decreased 25% from $22.2 million for the six months ended June 30, 2000 to $16.7 million for the six months ended June 30, 2001. The decrease was primarily due to a decrease in media advertising. We anticipate that sales and marketing expenses will increase in the near term as we market new products and services and expand into new markets.

         Research and Development. Research and development expenses increased from $2.0 million for the six months ended June 30, 2000 to $4.0 million for the six months ended June 30, 2001. The increase resulted primarily from salaries associated with new personnel in technology to support our growth. We anticipate that research and development expenses will continue to increase as we develop and modify our systems to accommodate growth in our business.

         General and Administrative. General and administrative expenses, increased 69% from $4.6 million for the six months ended June 30, 2000 to $7.8 million for the six months ended June 30, 2001. The increase was primarily due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase as appropriate to support our overall growth. Non-cash compensation expenses, included herein, decreased from $1.3 million for the six months ended June 30, 2000 to $865,000 for the six months ended June 30, 2001. The non-cash compensation expenses were primarily attributable to the amortization of deferred compensation related to employee stock options. Based principally on grants of stock options and warrants made to date, we will record approximately $3.8 million of additional non-cash compensation as follows: $906,000 in the remainder of 2001, $1.8 million in 2002, $830,000 in 2003, $100,000 in 2004 and $164,000 in 2005 and thereafter.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $298,000 for the six months ended June 30, 2000 to $7.8 million for the six months ended June 30, 2001. The amortization of goodwill and other intangibles related to the goodwill and intangibles associated with our acquisitions of Inabox and Afternic.com. The increase was due to the timing of the acquisitions. Inabox was acquired in June 2000, while Afternic.com was acquired in September 2000. Under current accounting rules, we will record approximately $7.8 million of additional amortization of goodwill in the remainder of 2001. In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we will cease amortization of goodwill effective January 1, 2002.

Other Income, Net

         Other income, net, which consisted primarily of interest income, net of interest expense, increased from $3.8 million for the six months ended June 30, 2000 to $4.8 million for the six months ended June 30, 2001. The increase was due to increased interest earned on our larger investment portfolio after our initial public offering in March 2000.

Provision for Income Taxes

         The provision for income taxes was $8.1 million, or 66% of income before provision for income taxes for the six months ended June 30, 2001. Amortization of goodwill and other intangibles is not deductible for income tax purposes, which significantly contributes to this relatively high percentage. There was no income tax expense for the six months ended June 30, 2000 due to our operating loss, the absence of amortization of goodwill and other intangibles and the relatively small amount of other income, net.

Net Income (Loss)

         Net income for the six months ended June 30, 2001 was $4.0 million compared to a net loss of $2.0 million for the six months ended June 30, 2000.

Three Months Ended June 30, 2000 and 2001

Net Revenues

         Total net revenues increased 48% from $20.2 million for the three months ended June 30, 2000 to $30.0 million for the three months ended June 30, 2001.

         Domain name registrations. Revenues from domain name registrations increased 60% from $16.1 million for the three months ended June 30, 2000 to $25.7 million for the three months ended June 30, 2001. Revenues from new, renewed and transferred domain name registrations were lower in the current period. This decrease was offset by the recognition of a significantly greater amount of deferred revenue during the three months ended June 30, 2001 as compared to the amount recognized for the three months ended June 30, 2000. We had a net decrease in deferred revenue during the three months ended June 30, 2001 of $9.6 million as compared to a net gain of $17.3 million in deferred revenue during the three months ended June 30, 2000. This decrease was primarily the result of the decrease in paid new domain name registrations since March 31, 2000 as compared to the increase in paid new domain name registrations for the periods prior to March 31, 2000, as well as the decrease in the average registration term since January 2000. We had $86.5 million of deferred revenue from domain name registrations at June 30, 2000, decreasing to $75.8 million at June 30, 2001.

         Online Products and Services. Revenues from online products and services increased 54% from $846,000 for the three months ended June 30, 2000 to $1.3 million for the three months ended June 30, 2001. The increase resulted primarily from sales of Brand Protection Plans and .biz and .info domain name applications.

         Advertising. Revenues from advertising decreased 12% from $3.3 million for the three months ended June 30, 2000 to $2.9 million for the three months ended June 30, 2001, primarily from the decreased volume of advertising and sponsorships sold on our www.register.com, FirstStepSite and FutureSite websites. Revenues from advertising also decreased in the second quarter of 2001 as compared to the first quarter of 2001 as we face increasing challenges in the Internet advertising market.

Cost of Revenues

         Total cost of revenues increased 62% from $5.3 million for the three months ended June 30, 2000 to $8.6 million for the three months ended June 30, 2001.

         Cost of Domain Name Registrations. Cost of domain name registrations increased 55% from $5.3 million for the three months ended June 30, 2000 to $8.2 million for the three months ended June 30, 2001. The dollar amounts of registry fees paid were lower in the current period. This decrease was offset by the recognition of a significantly greater amount of prepaid registry fees during the three months ended June 30, 2001 as compared to the amounts recognized for the three months ended June 30, 2000. We anticipate that cost of revenues for domain name registrations will track our revenue from domain name registrations and continue to be the largest component of our cost of revenues.

         Cost of Online Products and Services. Cost of online products and services increased from $11,000 for the three months ended June 30, 2000 to $400,000 for the three months ended June 30, 2001 primarily due to fees paid to the .biz registry in connection with sales of our Brand Protection Plans and
 .biz domain name applications.

Operating Expenses

         Total operating expenses decreased 4% from $18.6 million for the three months ended June 30, 2000 to $17.9 million for the three months ended June 30, 2001.

         Sales and Marketing. Sales and marketing expenses decreased 43% from $15.0 million for the three months ended June 30, 2000 to $8.5 million for the three months ended June 30, 2001. The decrease was primarily due to a decrease in media advertising. We anticipate that sales and marketing expenses will increase in the near term as we market new products and services and expand into new markets.

         Research and Development. Research and development expenses increased 65% from $1.2 million for the three months ended June 30, 2000 to $2.0 million for the three months ended June 30, 2001. The increase resulted primarily from salaries associated with new personnel in technology to support our growth. We anticipate that research and development expenses will continue to increase as we develop and modify our systems to accommodate growth in our business.

         General and Administrative. General and administrative expenses increased 65% from $2.1 million for the three months ended June 30, 2000 to $3.5 million for the three months ended June 30, 2001. The increase was primarily due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase as appropriate to support our overall growth. Non-cash compensation expenses, included herein, decreased 3.8% from $458,000 for the three months ended June 30, 2000 to $441,000 for the three months ended June 30, 2001. The non-cash compensation expenses were primarily attributable to the amortization of deferred compensation related to employee stock options. Based principally on grants of stock options and warrants made to date, we will record approximately $3.8 million of additional non-cash compensation as follows: $906,000 in the remainder of 2001, $1.8 million in 2002, $830,000 in 2003, $100,000 in 2004 and $164,000 in 2005 and thereafter.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $298,000 for the three months ended June 30, 2000 to $3.8 million for the three months ended June 30, 2001. The amortization of goodwill and other intangibles related to the goodwill and intangibles associated with our acquisitions of Inabox and Afternic.com. The increase was due to the timing of the acquisitions. Inabox was acquired in June 2000, while Afternic.com was acquired in September 2000. Under current accounting rules, we will record approximately $7.8 million of additional amortization of goodwill in the remainder of 2001. In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we will cease amortization of goodwill effective January 1, 2002.

Other Income, Net

         Other income, net, which consisted primarily of interest income, net of interest expense, decreased from $2.7 million for the three months ended June 30, 2000 to $2.3 million for the three months ended June 30, 2001. The decrease was primarily due to a decrease in interest rates, and the shift in our portfolio of short-term and available-for-sale securities from higher rate taxable securities to lower rate tax-free securities.

Provision for Income Taxes

         The provision for income taxes was $3.7 million for the three months ended June 30, 2001, or 65% of income before provision for income taxes. Amortization of goodwill and other intangibles is not deductible for income tax purposes, which significantly contributes to this relatively high percentage. There was no income tax expense for the three months ended June 30, 2000 due to our operating loss, the absence of amortization of goodwill and other intangibles and the relatively small amount of other income, net.

Net Income (Loss)

         Net income for the three months ended June 30, 2001 was $2.0 million compared to a net loss of $1.0 million for the three months ended June 30, 2000.

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

         At June 30, 2001, the combined total of our (i) cash and cash equivalents, (ii) short-term investments and (iii) available-for-sale securities totaled $183.2 million. This is compared to $173.4 million at December 31, 2000 and $45.7 million at December 31, 1999. Our business generated $10.3 million of cash from operations in the six months ended June 30, 2001 compared to $22.5 million in the six months ended June 30, 2000. This decrease in cash generated from operations was primarily due to the decrease in the number of paid domain name registrations during the period.

         Net cash used for investing activities was $44.2 million in the six months ended June 30, 2001 compared to $30.8 million in the six months ended June 30, 2000. The majority of the cash used for investing activities in the six months ended June 30, 2001 and 2000 related to our purchase of short-term and long-term investments. Net cash provided by financing activities totaled $365,000 in the six months ended June 30, 2001 compared to $115.7 million in the six months ended June 30, 2000. In the six months ended June 30, 2001, all of the financing activities were attributable to the exercise of stock options and warrants and the purchase of common stock via the Employee Stock Purchase Plan, while in the six months ended June 30, 2000, substantially all of the financing activities were attributable to our initial public offering of our common stock.

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

We have a history of losses and although we were profitable and cash flow positive for the year ended December 31, 2000 and for the past three quarters, we cannot assure you that we will sustain profitability or positive cash flow.

         Although we achieved profitability for the quarters ended March 31, 2001, June 30, 2001 and December 31, 2000 and for the year ended December 31, 2000, our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. We incurred losses from operations of approximately $1.2 million for the year ended December 31, 1998, $9.7 million for the year ended December 31, 1999, and $9.7 million for the year ended December 31, 2000. As of June 30, 2001 our accumulated deficit totaled $9.9 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we develop new products and services, expand internationally, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. Accordingly, although we were profitable and had positive cash flow from operations for the year ended December 31, 2000 and for the past three quarters, we cannot assure you that we will be able to sustain or increase our profitability or positive cash flow in the future.

Our earnings will be reduced in future periods because of stock-based compensation expenses and the amortization of goodwill and other intangibles in connection with our acquisitions.

         Non-cash compensation expenses are related to grants of common stock, stock options and warrants made to employees, directors, consultants and vendors. For the three months ended June 30, 2001, we recorded a $441,000 non-cash compensation charge. Based principally on grants of stock options and warrants made to date, we will record approximately $3.8 million of additional non-cash compensation as follows: $906,000 in the remainder of 2001, $1.8 million in 2002, $830,000 in 2003, $100,000 in 2004 and $164,000 in 2005 and
thereafter. In addition, for the year ended December 31, 2000, we recognized a charge of $5.6 million for the amortization of goodwill and other intangibles in connection with our acquisitions of Inabox and Afternic.com. Under current accounting rules, we will record approximately $7.8 million of additional amortization of goodwill and other intangibles in connection with the aforementioned acquisitions through the remainder of 2001. The non-cash compensation charges and amortization charges will reduce our earnings or increase our losses, as applicable, in future periods. In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we will cease amortization of goodwill effective January 1, 2002.

We cannot predict with any certainty the effect that new governmental and regulatory policies, or industry reactions to those policies, will have on our business.

         Before April 1999, Network Solutions managed the domain name registration system for the .com, .net and .org domains pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized ICANN, to oversee key aspects of the Internet domain name registration system. Since that time and particularly because the domain name industry is in its early stages of development, ICANN has been subject to strict scrutiny by the public and the government. For example, Congress has recently held hearings to evaluate ICANN's selection process for new top level domains. As such, we continue to face the risks that:

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

         Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com,
 .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, Network Solutions was acquired by VeriSign, Inc. a provider of Internet trust services. We face significant competition from VeriSign as we seek to increase our revenue from domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. The acquisition of Network Solutions by VeriSign has not only facilitated cross-marketing between the two companies, but it has also strengthened VeriSign's competitive advantage by enabling it to couple registration services with an expanded range of products and services. Based on VeriSign's press release dated July 26, 2001, the VeriSign registrar registered approximately 2.4 million new, renewed and transferred registrations in the
 .com, .net and .org domains for the three months ended June 30, 2001. This compares to the approximately 505,000 new, renewed and transferred domain names that we registered for the three months ended June 30, 2001. As of June 30, 2001, the VeriSign registrar supported approximately 16.0 million of approximately 32.4 million active domain names, compared to approximately 3.7 million domain names that we supported as of June 30, 2001.

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

         On May 25, 2001, ICANN finalized agreements with VeriSign which supercede the original agreements between the parties and enable VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005 even as it retained ownership and control over its registrar business. The agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates. VeriSign will also continue to operate the .org registry through December 2002 at which point that registry would return to its status for use by non-profit organizations around the world.

         As the exclusive registry for these domains, VeriSign receives from us, and every other competitive registrar, $6 per domain name per year. The substantial net revenues from these registry fees, and the certainty of receiving them, provide VeriSign significant advantages over any competitive registrar. The new ICANN-VeriSign agreements strengthen VeriSign's competitive advantage over us and other competitive registrars by securing VeriSign's ability to act as a registrar even while it is the sole registry for the .com, .net and .org domains and earns revenues from the fees we pay. We cannot assure you that these new ICANN-VeriSign agreements, or any future amendments thereto will not materially harm our business, financial condition and results of operation.

We also face competition from other competitive registrars and others in the domain name registration industry and expect this competition to continue to intensify.

Competition in the domain name registration services industry continues to intensify among the market participants.

         When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface with the Shared Registration System. The Shared Registration System was designed to allow registrars to interface directly with Network Solutions' registry for domain names. The testbed period ended on November 30, 1999. As of July 24, 2001, ICANN had accredited 148 competitive registrars, including us, to register domain names in the .com, .net and .org domains. As of July 24, 2001, VeriSign and 80 other registrars, not including us, were registering domain names in these domains. An additional 66 registrars have been accredited to register but are not yet registering domain names. We face substantial competition from competitive registrars and others in that:

         o many accredited registrars that are not currently registering domain names may begin to do so in the near future;

         o many companies that are not accredited registrars (but are often referred to as resellers) offer domain name registrations through a competing accredited registrar's system; and

         o ICANN will continue to accredit new registrars to register new and existing generic top level domains.

         The continued introduction of competitive registrars and resellers into the domain name registration industry, the rapid growth of the competitive registrars and resellers who have already entered the industry as well as the marketing of value-added product and service packages by competitive registrars have made it difficult for us to maintain our current market share and contributed to a sequential quarterly decline in the number of paid new registrations we performed since the first quarter of 2000. If we continue to experience a decline in paid new registrations, our business, financial condition and results of operations would be materially adversely affected. Also, as a result of increased competition, our period-over-period growth rates are likely to fluctuate over time.

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

         In response to competitive challenges, during 2000 we experimented with different promotions and price points for our core products and services. During the three months ended September 30, 2000, in addition to running significantly discounted and free promotional campaigns to acquire additional registrations and customers, we added our NameBargain.com and NameDemo.com product and service offerings to expand into different segments of the domain name registration market we did not previously serve. Through NameBargain.com we offer bulk registrations targeted to speculators, at a substantial discount to our standard registration fees. Through NameDemo.com we offered customers the right to use a domain name for free, limited to one name per customer as identified by a unique email address. Each of these new offerings also includes a reduced level of value-added services. In February 2001, we stopped accepting new registrations via NameDemo.com. If subscribers to NameBargain.com and NameDemo.com do not renew their subscriptions with us or do not convert to our higher margin products and services, we will not realize the full benefits of having launched these services.

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

         The domain name market is still in its early stages of development and we do not expect that it will continue to experience the same high level of growth it has experienced in the past. As the market began to absorb the slow down in the growth and expansion of the Internet and Internet-related business, the number of .com, .net and .org domain names registered declined from 5.1 million in the third quarter of 2000 to 4.3 million in the fourth quarter of 2000 to 3.1 million in the first quarter of 2001 to 2.8 million in the second quarter of 2001. As a result, our period-over-period growth rates in paid new registrations may continue to decline as they have since the first quarter of 2000. Such a continuing decline would materially adversely affect our business, results of operations and financial condition.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

         The growth of our business depends in part on our customers' renewal of their domain name registrations through us. Our first expirations for .com, .net and .org domain names occurred in January 2001, as such, we have limited experience to date with registration renewals for generic top level and country code domain names. In addition, we cannot predict the volume of registration renewals we should expect or assure you that those customers who will renew their registrations will do so through us. We anticipate that our renewal rates will be affected by the high number of speculative registrations which occurred during the initial growth stage of the domain name registration industry in 1999 and 2000. In addition, during the third and fourth quarters of 2000 we offered one-year registrations at no charge or at significant discounts to our standard registration fees. Given their nature, we anticipate low renewal rates for these registrations. If we are unable to increase our number of new registrations, the combination of our customers deciding not to renew their registrations through us and the increase we have experienced in the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain names under our management. This could cause our revenues from domain name registrations to decrease and would materially adversely affect our business, financial condition and results of operations.

If new generic top level domains are not introduced this year or if our customers turn to other registrars for their registration needs in these newly-approved generic top level domains when they are introduced, our business, financial condition and results of operations would be materially adversely affected.

         Based on an announcement made by ICANN in the fourth quarter of 2000, the introduction of new generic top level domains was initially anticipated by the first or second quarter of 2001. The .info and .biz gTLDs have recently launched limited services, but are not expected to launch real-time registration services to the general public until late September and early October. In addition, the .pro and .name registries are still finalizing their agreements with ICANN, prior to which they are not authorized to begin processing registrations. Contract negotiations are taking longer than expected and have caused a significant delay in the introduction of the new gTLDs. We cannot assure you that the remaining names or any additional names will be finally approved and introduced in our expected time frame, or at all. Furthermore, we cannot assure you that we will successfully market our capabilities in these areas or that customers will rely on us to provide registration services within these domains. Our business, financial condition and results of operations could be materially adversely affected if the new top level domains are not introduced this year or when they are introduced, if substantial numbers of our customers turn to other registrars for these registration needs.

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

We cannot assure you that the RegistryPro and Afilias ventures will be successful. In addition, we may incur additional capital expenditures to establish and develop their products and services. Such expenditures would reduce the financial resources we could use for our primary business.

         In September 2000, Afilias, LLC, a consortium of 18 ICANN-accredited registrars including us, submitted a bid to ICANN to operate an unrestricted generic top level domain name registry for the .info, .site and .web domain names. In October 2000, RegistryPro, a joint venture between Virtual Internet plc, a European provider of Internet hosting, naming and online brand management services, and us, submitted a bid to ICANN to form a new registry for the top level domain .pro which will be exclusively for accredited professionals. In November 2000 both bids were among the seven new gTLDs selected by ICANN for accreditation. In May 2001, ICANN finalized agreements with .info; however, RegistryPro is still finalizing its contract with ICANN. In their early stages, these ventures will likely require additional infusions of capital as they establish themselves as registries of new top level domains. In the event that they do require further funding it may be difficult to obtain financing from outside sources we may invest our own capital to build systems to support each of Afilias and RegistryPro and to market their services. A lack of adequate funding could impact the registries' ability to launch their services or to promote the new top level domains in the marketplace once launched. We cannot accurately predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias and RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand that is lower than anticipated, for these new generic top level domains, or if the returns on our capital expenditures are lower than expected or take longer to materialize, our primary business, financial condition and results of operation could be materially adversely affected.

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

Our revenues from advertising may be adversely affected by perceived weakness of Internet advertising and the continued weakness in the Internet advertising market.

         Our revenues from advertising depend on the use of the Internet as an advertising and marketing medium. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising are uncertain. If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive our websites to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our websites. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing.

         We compete with websites and traditional advertising media for a share of advertisers' total advertising budgets. In recent quarters, the overall market for Internet advertising has been characterized by continuing and significant reduction in demand, a reduction or cancellation of advertising contracts, a significant increase in uncollectible receivables from advertisers, and a significant reduction of Internet advertising budgets, especially by Internet-related companies. In addition, an increasing number of Internet-related companies have experienced deteriorating financial results and liquidity positions, and/or ceased operations or filed for bankruptcy protection, or may be expected to do so.

         For the quarter ended June 30, 2001 our advertising revenues were down 24% from the previous quarter and constituted 10% of our net revenues. The price we are able to charge for advertisements has been negatively impacted by the overall Internet advertising market, which negatively impacts our business. Given the current market conditions, our customers that are Internet-related companies may be anticipating or experiencing difficulty raising capital and therefore may elect to scale back the resources they devote to advertising. The softness in the market for Internet advertising coupled with the actual or perceived ineffectiveness of Internet advertising in general could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

         Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services, including website applications that enable electronic commerce and other business services, to our customers. We expect to incur significant costs in acquiring, developing and marketing these new products and services. We cannot assure you that we will be able to develop new products and services outside of our primary business and if we are able to develop such products and services, that we will succeed in attaining the market's confidence in us as a reliable provider of these products and services. Our primary business, domain name registration services, generated 86% of our net revenues during the quarter ended June 30, 2001. If we fail to offer products and services that meet our customers' needs, or we do not provide products and services which are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset these related costs and we will remain dependent on domain name registrations as a primary source of revenue. Although our decision to acquire Afternic.com was based on our belief that its products and services would complement our own, we cannot assure you that we will succeed in developing and integrating these new products and services or that they will generate significant revenues. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to provide our customer service staff with training and staffing sufficient to support our new products and services, we may lose customers who feel that their inquiries have not been adequately addressed.

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

         The growth of our expanding operations places a significant strain on our resources. In order to achieve our growth strategy, we will need to continue to expand all aspects of our business, including our computer systems, telecommunications systems and related infrastructure, customer service capabilities and sales and marketing efforts. The demands on our network infrastructure, technical staff and technical resources have grown rapidly with our expanding customer base. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate the anticipated growth of our customer base. We also expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. If we fail to manage our growth effectively, our business, financial condition and results of operation could be materially adversely affected.

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

         If the benefits of our acquisition of Afternic.com do not exceed the costs associated with this acquisition, including any dilution to our stockholders resulting from the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be adversely affected. Under current accounting rules we expect to incur an on-going monthly non-cash amortization of approximately $996,000 through December 2001. In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we will cease amortization of goodwill effective January 1, 2002.

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

         The success of our business as a competitive registrar depends upon the continued availability and functionality of the Shared Registration System, which is maintained by VeriSign, and its ability to adapt to an expanding market for domain name registrations. As of July 24, 2001, VeriSign and 80 other registrars, not including us, were registering domain names through the Shared Registration System. The 66 other accredited registrars that have qualified for accreditation but not yet signed the requisite agreements may begin using the system at any time. Because the Shared Registration System has been in general use only since April 1999, we cannot assure you that it will be able to handle the growing traffic generated by large numbers of registrars or registrations. Our ability to provide domain name registration services in the .com, .net and
 .org domains would be materially harmed by any failure of the Shared Registration System to accommodate our registration needs.

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

         Clerical errors or systems failures have resulted in our failure to properly register or to maintain or renew the registration of domain names that we process on behalf of our customers. Our failure to properly register or to maintain or renew the registration of our customers' domain names may subject us to negative publicity, which could have a material adverse effect on our business.

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

If we continue to incur expenses related to credit card chargebacks, our business, financial condition and results of operations could be materially adversely affected.

         If a significant percentage of customers request refunds or chargebacks to their credit cards based on claims that their credit card was used fraudulently and without their consent, our business could be materially adversely affected. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. Although we have implemented procedures to reduce fraudulent credit card transactions, we have recently seen an increase in the rate of chargebacks. If we cannot decrease the rate of chargebacks to credit cards we experience, we may continue to experience a decrease of our net revenues, damage our relationship with customers, credit card issuers, and our own creditors and in turn lose our ability to process certain credit card transactions.

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

         As of June 30, 2001, our directors, executive officers and principal stockholders beneficially owned approximately 31% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

         Currently 116,675 shares of common stock held by the former stockholders of Inabox are subject to lock-up agreements with us pursuant to which 11,667 unregistered shares will be released from the lock-up on a monthly basis until the expiration of the lock-up agreement on June 4, 2002. In addition, currently 1,230,890 shares of common stock held by the former stockholders of Afternic.com are also subject to lock-up agreements with us pursuant to which 2,796 registered shares and 29,596 unregistered shares will be released on a monthly basis until the expiration of the lock-up agreement on September 15, 2004. Additionally, a number of holders of our common stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to any material interest rate risk because all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years with a majority having a maturity of under one year. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. We did not have any foreign currency hedging or derivative instruments at June 30, 2001.

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

PART II. other information

Item 4.       Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Stockholders was held on May 24, 2001. Holders of an aggregate of 37,013,953 shares of our common stock at the close of business on March 29, 2001 were entitled to vote at the meeting, of which 33,155,873 were present in person or represented by proxy. At such meeting, the Company's stockholders voted as follows:

         Proposal 1. To elect seven directors to serve until the 2002 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified.

                                                                                         Total Vote Withheld
        Name of Nominee                      Total Vote For Each Nominee                   From Each Nominee
        ---------------                      ---------------------------                   -----------------
Richard D. Forman                                     33,152,900                                2,973
Peter A. Forman                                       33,109,643                               46,230
Mark S. Hoffman                                       33,152,900                                2,973
Samantha McCuen                                       33,152,900                                2,973
Mitchell I. Quain                                     33,152,900                                2,973
Jim Rosenthal                                         33,152,900                                2,973
Reginald Van Lee                                      33,152,900                                2,973


         No other persons were nominated, or received votes, for election as directors of Register.com Inc. at the 2000 Annual Meeting of Stockholders. There were no abstentions or broker non-votes with respect to this proposal.

         Proposal 2. To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.


Total Vote For Proposal 2                Total Vote Against Proposal 2          Abstentions From Proposal 2
        33,149,219                                   2,234                                  4,420


         There were no broker non-votes with respect to this proposal.


Item 6.       Exhibits and Report on Form 8-K

         (a)  Exhibits


Number              Description
------              -----------
4.8.1               Stock Option Agreement, dated June 28, 2001, with Rajiv Samant.
4.8.2               Stock Issuance Agreement, dated June 28, 2001, with Rajiv Samant.

10.15               Letter Agreement of Employment, dated June 11, 2001, with Rajiv Samant.
10.16               Promissory Note, dated July 24, 2001, with Rajiv Samant
10.17               Promissory Note, dated August 7, 2001, with Rene M. Mathis.


         (b) The following report on Form 8-K was filed during the quarter ended June 30, 2001

         On June 15, 2001 we filed a report on Form 8-K, pursuant to Item 5 of such form, to report that on May 31, 200, Richard D. Forman, our President, Chief Executive Officer and Chairman of our Board of Directors, established a written plan to sell shares of Register.com common stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               REGISTER.COM, INC.

Date:  August 10, 2001               By:  /s/  Rene M. Mathis
                                          -------------------
                                     Name:  (Principal Financial and Accounting
                                     Officer and Duly Authorized Officer)
                                     Title:  Chief Financial Officer and
                                     Treasurer

                                  Exhibit Index


Number                     Description
------                     -----------
4.8.1                      Stock Option Agreement, dated June 28, 2001, with Rajiv Samant.
4.8.2                      Stock Issuance Agreement, dated June 28, 2001, with Rajiv Samant.
10.15                      Letter Agreement of Employment, dated June 11, 2001, with Rajiv Samant.
10.16                      Promissory Note, dated July 24, 2001, with Rajiv Samant.
10.17                      Promissory Note, dated August 7, 2001, with Rene M. Mathis.
