Form 10-Q
period 2001-09-30
REGISTER COM INC
filed 2001-11-14
CIK 1091284

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001
                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        Commission file number: 0-29739

                               Register.com, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  11-3239091
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

575 Eighth Avenue, 11th Floor, New York, New York             10018
-------------------------------------------------       ------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of October 31, 2001, there were 38,038,716 shares of the registrant's common stock outstanding.

                               Register.com, Inc.
                                   FORM 10-Q

                                     INDEX


PART I.       CONSOLIDATED FINANCIAL INFORMATION.........................2

      Item 1. Consolidated Financial Statements..........................2

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............11

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk.........................................46

PART II.      OTHER INFORMATION.........................................48

      Item 5. Other Information.........................................48

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                               Register.com, Inc.
                           Consolidated Balance Sheets



                                                                                  September 30,       December 31,
                                                                                       2001              2000
                                                                                 -------------      -------------
                                                                                   (Unaudited)
Assets
Current assets
   Cash and cash equivalents ...............................................     $  30,623,816      $  60,155,747
   Short-term investments ..................................................       102,992,576         65,283,178
   Accounts receivable, less allowance of $1,852,840 and $1,748,824
     respectively ..........................................................        10,065,904          6,596,089
   Prepaid domain name registry fees .......................................        13,759,573         16,855,163
   Deferred tax asset ......................................................        12,981,520         20,754,301
   Prepaid income taxes ....................................................         4,797,445          3,774,077
   Other current assets ....................................................         5,859,310          2,974,136
                                                                                 -------------      -------------
     Total current assets ..................................................       181,080,144        176,392,691

Fixed assets, net ..........................................................         8,810,463          9,371,754
Prepaid domain name registry fees, net of current portion ..................         4,799,395          4,423,227
Marketable securities ......................................................        55,303,475         47,980,150
Goodwill and other intangibles, net ........................................         9,690,472         53,848,813
Other assets ...............................................................           390,018            600,000
                                                                                 -------------      -------------
     Total assets ..........................................................     $ 260,073,967      $ 292,616,635
                                                                                 =============      =============

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued expenses ...................................     $  13,372,483      $  13,502,152
   Deferred revenue, net ...................................................        52,985,568         69,026,927
   Other current liabilities ...............................................         2,692,779          1,703,767
                                                                                 -------------      -------------
     Total current liabilities .............................................        69,050,830         84,232,846
   Deferred revenue, net of current portion ................................        20,880,216         19,489,288
                                                                                 -------------      -------------
     Total liabilities .....................................................        89,931,046        103,722,134
                                                                                 -------------      -------------

Commitments and contingencies
Stockholders' equity
   Preferred stock--$.0001 par value, 5,000,000 shares authorized;
     none issued and outstanding ...........................................                --                 --
   Common stock--$.0001 par value, 200,000,000 shares authorized; 37,847,090 issued and outstanding at September 30, 2001
     36,823,281 issued and outstanding at December 31, 2000 ................             3,784              3,682
   Additional paid-in capital ..............................................       208,375,292        204,676,750
   Unearned compensation ...................................................        (3,310,247)        (4,287,988)
   Unrealized gain in marketable securities ................................         1,786,199            384,020
   Accumulated deficit .....................................................       (36,712,107)       (11,881,963)
                                                                                 -------------      -------------
   Total stockholders' equity ..............................................       170,142,921        188,894,501
                                                                                 -------------      -------------
   Total liabilities and stockholders' equity ..............................     $ 260,073,967      $ 292,616,635
                                                                                 =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Register.com, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                      Three months ended September 30,   Nine months ended September 30,
                                      ------------------------------      ------------------------------
                                          2001              2000              2001              2000
                                      ------------      ------------      ------------       -----------
Net revenues ....................     $ 29,531,711      $ 24,572,134      $ 90,177,955      $ 57,239,890
Cost of revenues ................       10,322,657         6,546,454        27,413,328        15,934,154
                                      ------------      ------------      ------------       -----------
     Gross profit ...............       19,209,054        18,025,680        62,764,627        41,305,736
                                      ------------      ------------      ------------       -----------
Operating costs and expenses
   Sales and marketing ..........        6,548,629        14,309,163        23,258,899        36,462,550
   Research and development .....        1,683,914         1,353,845         5,713,098         3,307,942
   General and administrative
     (includes non-cash
     compensation of $452,232,
     $445,495, $1,317,724 and
     $1,735,588 respectively) ...        3,945,328         4,063,537        11,751,502         8,695,709
   Amortization and write-down of
     goodwill and other
     intangibles ................       36,401,938         1,389,737        44,158,341         1,688,192
                                      ------------      ------------      ------------       -----------
     Total operating costs and
       expenses .................       48,579,809        21,116,282        84,881,840        50,154,393
                                      ------------      ------------      ------------       -----------
Loss from operations ............      (29,370,755)       (3,090,602)      (22,117,213)       (8,848,657)
Other income, net ...............        1,898,554         2,946,006         6,661,368         6,721,037
                                      ------------      ------------      ------------       -----------
Loss before provision for income
   taxes ........................      (27,472,201)         (144,596)      (15,455,845)       (2,127,620)
Provision for income taxes ......       (1,317,730)               --        (9,374,299)               --
                                      ------------      ------------      ------------       -----------
     Net loss ...................      (28,789,931)         (144,596)      (24,830,144)       (2,127,620)

Other comprehensive income
   Unrealized gain on marketable
     securities .................          471,421                --         1,402,180                --
                                      ------------      ------------      ------------       -----------
     Comprehensive loss .........     $(28,318,510)     $   (144,596)     $(23,427,964)      $(2,127,620)
                                      ============      ============      ============       ============

     Basic and diluted loss per
       share ....................     $      (0.77)     $      (0.00)     $      (0.67)     $      (0.07)
                                      ============      ============      ============       ============
     Weighted average shares used
       in basic and diluted loss
       per share ................       37,603,345        32,810,931        37,199,610        29,550,167
                                      ============      ============      ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Register.com, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              Nine months ended Sept. 30,
                                                                           --------------------------------
                                                                               2001               2000
                                                                           -------------      -------------
Cash flows from operating activities
Net loss .............................................................     $ (24,830,144)     $  (2,127,620)
Adjustments to reconcile net loss to net cash provided by operating activities

   Depreciation and amortization, including write-down of goodwill and
     other intangibles ...............................................        46,755,223          2,738,164
   Compensatory stock options and warrants expense ...................         1,317,724          1,735,588
   Deferred income taxes .............................................         7,772,781        (13,729,505)
   Tax benefit from exercise of employee stock options ...............         2,624,886                 --
Changes in assets and liabilities affecting operating cash flows
   Accounts receivable ...............................................        (3,469,815)        (3,959,801)
   Prepaid domain name registry fees .................................         2,719,422        (12,631,728)
   Deferred revenues .................................................       (14,650,431)        60,264,150
   Prepaid income taxes ..............................................        (1,023,368)        (6,343,486)
   Other current assets ..............................................        (2,885,174)        (1,829,543)
   Accounts payable and accrued expenses .............................          (129,669)         4,010,900
   Income taxes payable ..............................................                --         (5,608,198)
   Other current liabilities .........................................           989,012          1,745,621
                                                                           -------------      -------------
     Net cash provided by operating activities .......................        15,190,447         24,264,542
                                                                           -------------      -------------
Cash flows from investing activities
   Purchases of fixed assets .........................................        (2,035,591)        (7,365,522)
   Deferred offering costs ...........................................                --            390,000
   Purchases of short-term investments and marketable securities .....       (96,266,486)       (77,570,736)
   Maturities of short-term investments and marketable securities ....        52,845,924                 --
   Acquisitions, net .................................................                --        (11,021,202)
                                                                           -------------      -------------
     Net cash used in investing activities ...........................       (45,456,153)       (95,567,460)
                                                                           -------------      -------------
Cash flows from financing activities
   Net proceeds from issuance of common stock and warrants ...........           733,775        115,964,996
   Principal payments on capital lease obligations ...................                --            (33,825)
                                                                           -------------      -------------
     Net cash provided by financing activities .......................           733,775        115,931,171
                                                                           -------------      -------------
Net (decrease) increase in cash and cash equivalents .................       (29,531,931)        44,628,253
Cash and cash equivalents at beginning of period .....................        60,155,747         40,944,122
                                                                           -------------      -------------
Cash and cash equivalents at end of period ...........................     $  30,623,816      $  85,572,375
                                                                           =============      =============
Supplemental disclosure of cash flow information
   Cash paid for interest ............................................     $          --      $      15,493
   Cash paid for income taxes ........................................     $          --      $  25,197,509


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               REGISTER.COM, INC.
                   Notes to Consolidated Financial Statements


1. Nature of Business and Organization

Nature of Business

         Register.com, Inc. (the "Company" or "Register.com") provides Internet domain name registration and other online products and services such as web-hosting, email, website creation software, domain name forwarding and advertising.

         In April 1999, the Company was selected as one of the initial five testbed registrars by the Internet Corporation for Assigned Names and Numbers ("ICANN"), an independent non-profit organization selected by the Department of Commerce to manage and oversee the system for generic top level domain name registration. In June 1999, the Company commenced online registration as an ICANN-accredited registrar of domain names.

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

Cash equivalents

         The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged approximately $5.5 million of its cash equivalents and short-term investments as collateral against outstanding letters of credit as of September 30, 2001.

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

         Securities with maturities of less than one year are classified as short-term investments, and securities with maturities of greater than a year are non-current and are classified as marketable securities, within the consolidated balance sheet.

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

Prepaid domain name registry fees

         Prepaid domain name registry fees represent amounts paid to registries for generic and country code top level domains for updating and maintaining the registries. Domain name registry fees are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals.

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

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires the management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's most significant estimates relate to the realizability of deferred tax assets, the provision for chargebacks and allowance for doubtful accounts and the amortization period of intangible assets. Actual results could differ from those estimates. The markets for the Company's products and services are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future realizability of the Company's assets.

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

Comprehensive income

         The Company follows SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There was no difference between net income and comprehensive income for the three and nine months ended September 30, 2000. The difference between net income and comprehensive income for the three and nine months ended September 30, 2001 is $471,000 and $1.4 million, respectively, which represents net unrealized gain in marketable securities.

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

         SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt the Statement and cease amortization of goodwill effective January 1, 2002. The Company is currently evaluating the additional impact, if any, of the adoption of SFAS 142 might be expected to have on the Company's financial condition or results of operations.

         In August 2001, FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. FAS No. 144 is effective January 1, 2002 for the Company. The Company is currently evaluating the impact of this statement.

Reclassification

         Certain amounts in the financial statements of the prior year have been reclassified to conform to the current year presentation for comparative purposes.

3. Goodwill and Other Intangibles

         In September 2000, we acquired Afternic.com, Inc., a secondary market exchange for domain names, which resulted in the recording of goodwill and other intangible assets of approximately $48 million. We review our goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill amortization period. Due to significantly lower than expected demand for Afternic's services experienced in the first year following the acquisition, as well as the fact that market conditions and attendant multiples used to estimate terminal values have become and remained significantly depressed since our acquisition of Afternic, we concluded that an other than temporary impairment of goodwill has occurred. As a result, we recorded an impairment charge in the quarter ended September 30, 2001, in the approximate amount of $32.5 million.

         At September 30, 2001, we had a remaining balance of $9.7 million of goodwill and other intangible assets related to our acquisitions of Inabox and Afternic.

4. Contingencies

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

         As the first registrar to compete in the domain registration market after the U.S. government deregulated the industry, we began processing generic top level domain registrations in June 1999. Currently, we directly register domain names across the generic top level domains (gTLDs) .com, .net, .org, .biz and .info and we also register names in over 240 country code domains (ccTLDs), such as .co.uk for the United Kingdom, .de for Germany and .jp for Japan. We are also currently accepting registration requests for the gTLDs .pro and .name. The
 .name registry has finalized its agreement with ICANN and is currently preparing to launch. The .pro registry is finalizing its agreement with ICANN, prior to which it is not authorized to begin processing registrations.

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

o website-creation tools under the name     o  web-hosting
  FirstStepSite and WebsiteNOW!

o domain name forwarding                    o  digital certificates under
                                               the name Commerce Lock

o domain name re-sale services, such        o  trademark monitoring under the
  as auctions, appraisals and escrow           name Trademark Guardian
  services, offered through our
  subsidiary Afternic

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

         In June 2000, we acquired Inabox, Inc. for approximately $1.0 million in cash and 280,019 shares of our common stock. We use Inabox's software to develop our FirstStepSite and WebsiteNOW! products and BestSRS, one of the reseller solutions offered to our Global Partner Network. In September 2000, we acquired Afternic.com, Inc., a leading secondary market exchange for domain names, for approximately $10.0 million cash and 4,378,289 shares of our common stock. These transactions were accounted for using the purchase method of accounting. As a result, Inabox's and Afternic.com's financial results are consolidated with our financial results from their respective dates of acquisition.

         Through RegistryPro, a joint venture with the U.K.-based registrar Virtual Internet plc, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. We currently own 50% of the equity in RegistryPro. We also have a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new gTLD .info. In the third quarter the .info gTLD launched certain services to address landrush and intellectual property concerns, .info began offering real-time registration services on October 1, 2001. The launch of the .name gTLD is anticipated to occur in second quarter of 2002. RegistryPro is still finalizing contract negotiations with ICANN on which its launch is dependent.

Net Revenues

         We derive our net revenues from domain name registrations, online products and services and advertising. Net revenues from domain name registrations consist of fees paid by registrants over the course of the registration period reduced by referral commissions and a provision for credit card chargebacks. We currently earn registration fees in connection with new, renewal, extended and transferred registrations. Registration periods generally range from one to ten years.

         In addition to our standard registration fees published on our www.register.com website, we have a number of different fee structures for our domain name registration services. Our Corporate Services division delivers a diversified range of higher-priced services for our corporate customers and extends volume-based discounts for domain name registrations and transfers. We pay referral commissions based on a percentage of the net registration revenues derived from registrations processed through the participants in our network of co-brand websites and those we process through our www.register.com website referred to us by participants in our affiliate network. Participants in our network of private label websites pay us a fee per registration, discounted off of our standard registration fee.

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

         Our number of paid domain name registrations, including renewals and transfers, has decreased sequentially each quarter since the first quarter of 2000. We believe that the high growth rate experienced in the domain name registration market in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the recognition by businesses that they needed to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them rather than putting them to use; and (iii) extremely strong growth in new business start-ups in the Internet sector. In late 2000, the domain name registration market's growth rate began to decrease; however, we believe it has begun to stabilize during this year.

         Looking forward, we believe that the introduction of new gTLDs will be an important driver of the future growth of the domain name registration market. We believe that there will be a natural absorption of the new gTLDs and that anything in excess of this absorption will be primarily a function of the success of marketing efforts. Consequently, we anticipate that as each new gTLD is introduced, there will be an initial increase in new registrations, which will level off over time. We anticipate that registration renewals will contribute to our revenues from domain name registrations as our customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations. We also believe that a large number of the names registered in 1999 and 2000, particularly those registered through our NameBargain.com and NameDemo.com services, were registered by domain name speculators who register names with the intention of reselling them rather than putting them to use. As a result, we expect that a significant percentage of the currently existing domain name registrations will not be renewed and will be allowed to lapse. Over time, as the percentage of names held by speculators decreases, we expect to see an increase in renewal rates across the industry. Taking into account all of these market dynamics, we anticipate that revenues from domain name registrations will increase over time and will continue to be the largest component of our revenues.

         Online products and services, which primarily consist of intellectual property services related to the introduction of new gTLDs, applications for new gTLDs, email, domain name forwarding, web-hosting, site submission to search engines and software, are sold either as annual or monthly subscriptions, depending on the product or service offering. These revenues are recognized ratably over the period in which we provide our services. Our software revenues consist solely of software sales by our Inabox subsidiary. To date, these software revenues have not been material and we do not expect these revenues to be material for the foreseeable future. We offer web-hosting through our own servers and through web-hosting services provided by third parties. In 1999, we shifted our business model and have chosen to direct our resources toward our domain name registration business and not toward our own web-hosting business. As such, while we continue to offer our own web-hosting services, we do not actively promote this service and, therefore, do not anticipate significant revenue growth from our own web-hosting service in future periods. We intend, however, to continue actively promoting web-hosting services provided by third parties.

         From May 2001 through September 2001, we offered Brand Protection Plans for .biz and domain name applications for .biz and .info. The .info registry began offering real-time registration services on October 1, 2001 and .biz began offering real-time registration services on November 7, 2001. The Brand Protection Plan included IP (Intellectual Property) claim filing and notification, domain name application submissions and the registration of the
 .biz domain name should the customer obtain it. Revenues from domain name applications, which may or may not result in domain registrations, and related services for both .biz and .info were recognized upon the sale of the applications and related services.

         Advertising revenues are derived from the sale of sponsorships and banner advertisements under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

         Our cost of revenues consists of the costs associated with providing domain name registrations and online products and services. Cost of revenues for domain name registrations primarily consists of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. We pay a $6 per year registry fee for each .com, .net and .org domain name registration and registry fees of approximately $5 to $160 for one- or two-year country code domain name registrations. The largest component of our cost of revenues is the registry fees which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

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

Operating Expenses

         Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization and write-down of goodwill and other intangible assets. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising and, to a lesser extent, commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services and quality assurance. General and administrative expenses consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees, non-cash compensation and bad debt accruals. Facilities expenses are allocated across our different operating expense categories. Non-cash compensation expenses are related to grants of stock options and warrants made to employees, directors, consultants and vendors. In addition to the $150,000, $4.9 million, $2.2 million and $1.3 million of non-cash compensation expenses recorded in 1998, 1999, 2000 and the nine months ended September 30, 2001, respectively, we will record approximately $3.3 million in non-cash compensation charges in future periods as follows:
$453,000 in the remainder of 2001, $1.8 million in 2002, $830,000 in 2003,
$100,000 in 2004 and $164,000 in 2005 and thereafter. These charges primarily relate to the issuance of employee stock options having exercise prices below fair market value on the date of grant.

         We review our goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Due to a significantly lower than expected demand for Afternic's services experienced in the first year following the acquisition, as well as the fact that market conditions and attendant multiples used to estimate terminal values have become and remained significantly depressed since our acquisition of Afternic, we concluded that an other than temporary impairment of goodwill has occurred. As a result, we recorded an impairment charge in the quarter ended September 30, 2001, in the approximate amount of $32.5 million. Under current accounting rules we will record approximately $1.4 million of additional amortization of goodwill in the remainder of 2001. In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we will cease amortization of goodwill effective January 1, 2002. The non-cash compensation charges and amortization charges will reduce our earnings or increase our losses, as applicable, in future periods.

Results of Operations

         The following tables set forth our selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three and nine months ended September 30, 2000 and 2001. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2000, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                                       Three months ended            Nine months ended
                                                           September 30,              September 30,
                                                     -----------------------     ----------------------
                                                       2001          2000           2001           2000
                                                     --------      ---------     --------      --------
                                                                        (in thousands)
Net revenues ...................................     $ 29,532      $ 24,572      $ 90,178      $ 57,240
Cost of revenues ...............................       10,323         6,546        27,413        15,934
                                                     --------      ---------     --------      --------
     Gross profit ..............................       19,209        18,026        62,765        41,306
                                                     --------      ---------     --------      --------
Operating costs and expenses
   Sales and marketing .........................        6,549        14,309        23,259        36,463
   Research and development ....................        1,684         1,354         5,713         3,308
   General and administrative (includes non-cash
     compensation of $452, $445, $1,318, and
     $1,736, respectively) .....................        3,945         4,064        11,752         8,696

   Amortization and write-down of goodwill and
     other intangibles .........................       36,402         1,390        44,158         1,688
                                                     --------      ---------     --------      --------
     Total operating costs and expenses ........       48,580        21,116        84,882        50,155
                                                     --------      ---------     --------      --------
Loss from operations ...........................      (29,371)       (3,091)      (22,117)       (8,849)
Other income, net ..............................        1,899         2,946         6,661         6,721
                                                     --------      ---------     --------      --------
Loss before provision for income taxes                (27,472)         (145)      (15,456)       (2,128)
Provision for income taxes .....................       (1,318)           --        (9,374)           --
                                                     --------      ---------     --------      --------
     Net loss ..................................      (28,790)         (145)      (24,830)       (2,128)
Other comprehensive income
   Unrealized gain on marketable securities ....          471            --         1,402            --
                                                     --------      ---------     --------      --------
     Comprehensive loss ........................     $(28,319)     $   (145)     $(23,428)     $ (2,128)
                                                     ========      =========     ========      ========

                                                         Three months ended        Nine months ended
                                                     -----------------------     ----------------------
                                                            September 30,              September 30,
                                                        2001          2000          2001          2000
                                                     --------      ---------     --------      --------
Net revenues ...................................         100%          100%          100%          100%
Cost of revenues ...............................          35            27            30            28
                                                     --------      ---------     --------      --------
     Gross profit ..............................          65            73            70            72
                                                     --------      ---------     --------      --------
Operating costs and expenses
   Sales and marketing .........................          22            58            26            64
   Research and development ....................           6             6             7             6
   General and administrative (includes non-cash
     compensation of 2%, 2%, 1% and 3%,
     respectively) .............................          13            17            13            15
   Amortization and write-down of goodwill and
     other intangibles .........................         123             5            49             3
                                                     --------      ---------     --------      --------
     Total operating costs and expenses ........         164            86            95            88
                                                     --------      ---------     --------      --------
Loss from operations ...........................         (99)          (13)          (25)          (16)
                                                     --------      ---------     --------      --------
Other income, net ..............................           6            12             7            12
                                                     --------      ---------     --------      --------
Loss before provision for income taxes                   (93)           (1)          (18)           (4)
Provision for income taxes .....................          (4)           --           (10)           --
                                                     --------      ---------     --------      --------
     Net loss ..................................         (97)           (1)          (28)           (4)
Other comprehensive income
   Unrealized gain on marketable securities ....           2            --             2            --
                                                     --------      ---------     --------      --------
     Comprehensive loss ........................         (95%)          (1%)         (26%)          (4%)
                                                     ========      =========     ========      ========

Nine Months Ended September 30, 2000 and 2001

Net Revenues

         Total net revenues increased 57.5% from $57.2 million for the nine months ended September 30, 2000 to $90.2 million for the nine months ended September 30, 2001.

         Domain name registrations. Revenues from domain name registrations increased 65.6% from $46.2 million for the nine months ended September 30, 2000 to $76.5 million for the nine months ended September 30, 2001. Revenues from sales of new, renewed and transferred domain name registrations in the current period were lower. This decrease was offset by the recognition of a greater amount of deferred revenue during the nine months ended September 30, 2001 as compared to the amount recognized for the nine months ended September 30, 2000. We had a net decrease in deferred revenue during the nine months ended September 30, 2001 of $14.7 million as compared to a $60.3 million net increase in deferred revenue during the nine months ended September 30, 2000. This decrease was primarily the result of the decrease in paid new domain name registrations since March 31, 2000 as compared to the increase in paid new domain name registrations for the periods prior to March 31, 2000, as well as the lower average registration term in the current period. We had $90.5 million of deferred revenue from domain name registrations at September 30, 2000, decreasing to $73.9 million at September 30, 2001.

         Online Products and Services. Revenues from online products and services increased from $2.4 million for the nine months ended September 30, 2000 to $5.5 million for the nine months ended September 30, 2001. The increase resulted primarily from sales of Brand Protection Plans and .biz and .info domain name applications.

         Advertising. Revenues from advertising decreased 6.4% from $8.7 million for the nine months ended September 30, 2000 to $8.1 million for the nine months ended September 30, 2001, primarily from the decreased rates and volume of advertising and sponsorships sold on our www.register.com, FirstStepSite and FutureSite websites. Revenues from advertising also decreased in the third quarter of 2001 as compared to the second quarter of 2001 as we continue to face increasing challenges in the Internet advertising market.

Cost of Revenues

         Total cost of revenues increased 72% from $15.9 million for the nine months ended September 30, 2000 to $27.4 million for the nine months ended September 30, 2001.

         Cost of Domain Name Registrations. Cost of domain name registrations increased 57.7% from $15.7 million for the nine months ended September 30, 2000 to $24.8 million for the nine months ended September 30, 2001. The dollar amounts of registry fees paid were lower in the current period. This decrease was offset by the recognition of a significantly greater amount of prepaid registry fees during the nine months ended September 30, 2001 as compared to the amounts recognized for the nine months ended September 30, 2000. We anticipate that cost of revenues for domain name registrations will track our revenue from domain name registrations and continue to be the largest component of our cost of revenues.

         Cost of Online Products and Services. Cost of online products and services increased from $212,000 for the nine months ended September 30, 2000 to $2.6 million for the nine months ended September 30, 2001 primarily due to fees paid to the .biz registry in connection with sales of our Brand Protection Plans and .biz domain name applications.

Operating Expenses

         Total operating expenses increased 69.2% from $50.2 million for the nine months ended September 30, 2000 to $84.9 million for the nine months ended September 30, 2001.

         Sales and Marketing. Sales and marketing expenses decreased 36.2% from $36.5 million for the nine months ended September 30, 2000 to $23.3 million for the nine months ended September 30, 2001. The decrease was primarily due to a decrease in media advertising. In addition, sales and marketing expenses for the nine months ended September 30, 2000, included registry fees associated with free registrations effected through promotional campaigns run principally in September 2000 and registrations effected through NameDemo.com, which we stopped accepting in February 2001. We anticipate that sales and marketing expenses will increase in the near term as we market new products and services and expand into new markets.

         Research and Development. Research and development expenses increased 72.7% from $3.3 million for the nine months ended September 30, 2000 to $5.7 million for the nine months ended September 30, 2001. The increase resulted primarily from salaries associated with new personnel in technology to support our growth. We anticipate that research and development expenses will continue to increase as we develop and modify our systems to accommodate growth in our business.

         General and Administrative. General and administrative expenses increased 35.1% from $8.7 million for the nine months ended September 30, 2000 to $11.8 million for the nine months ended September 30, 2001. The increase was primarily due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase as appropriate to support our overall growth. Non-cash compensation expenses, included herein, decreased from $1.7 million for the nine months ended September 30, 2000 to $1.3 for the nine months ended September 30, 2001. The non-cash compensation expenses were primarily attributable to the amortization of deferred compensation related to employee stock options. Based principally on grants of stock options and warrants made to date, we will record approximately $3.3 million of non-cash compensation charges in future periods as follows: $453,000 in the remainder of 2001, $1.8 million in 2002, $830,000 in 2003, $100,000 in 2004 and $164,000 in
2005 and thereafter.

         Amortization and Write-Down of Goodwill and Other Intangibles. Amortization and write-down of goodwill and other intangibles increased from $1.7 million for the nine months ended September 30, 2000 to $44.2 million for the nine months ended September 30, 2001. The amortization and write-down of goodwill and other intangibles related to the goodwill and intangibles associated with our acquisitions of Inabox in June 2000 and Afternic in September 2000. We recorded an impairment charge in the quarter ended September 30, 2001 in the approximate amount of $32.5 million. In addition to the impairment charge, amortization of goodwill was higher for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2001 because the current period includes a full nine month period of amortizations for both acquisitions. Under current accounting rules, we will record approximately $1.4 million of additional amortization of goodwill in the remainder of 2001. In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we will cease amortization of goodwill effective January 1, 2002.

Other Income, Net

         Other income, net, which consisted primarily of interest income, net of interest expense remained relatively flat at $6.7 million for both the nine months ended September 30, 2000 and 2001. Interest income, net increased slightly from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 because of an increase in our cash balance and investment portfolio. This increase was offset by a shift in our portfolio from higher rate taxable securities to lower rate tax exempt securities and lower interest rates in the current period.

Provision for Income Taxes

         The provision for income taxes was $9.4 million for the nine months ended September 30, 2001, which includes the reversal of $1.9 million in valuation reserves previously recorded as a deferred tax asset. Amortization and write-down of goodwill and other intangibles is not deductible for income tax purposes. There was no income tax expense for the nine months ended September 30, 2000 due to our loss before provision for income taxes and the relatively small amount of amortization of goodwill and other intangibles.

Net Loss

         Net loss for the nine months ended September 30, 2001 was $24.8 million compared to a net loss of $2.1 million for the nine months ended September 30, 2000.

Three Months Ended September 30, 2000 and 2001

Net Revenues

         Total net revenues increased 20.2% from $24.6 million for the three months ended September 30, 2000 to $29.5 million for the three months ended September 30, 2001.

         Domain name registrations. Revenues from domain name registrations increased 19.1% from $20.8 million for the three months ended September 30, 2000 to $24.7 million for the three months ended September 30, 2001. Revenues from sales of new, renewed and transferred domain name registrations in the current period were lower. This decrease was offset by the recognition of a greater amount of deferred revenue during the three months ended September 30, 2001 as compared to the amount recognized for the three months ended September 30, 2000. We had a net decrease in deferred revenue during the three months ended September 30, 2001 of $2.0 million as compared to a net increase of $4.8 million in deferred revenue during the three months ended September 30, 2000. This decrease was primarily the result of the decrease in paid new domain name registrations since March 31, 2000 as compared to the increase in paid new domain name registrations for the periods prior to March 31, 2000, as well as the lower average registration term in the current period. We had $90.5 million of deferred revenue from domain name registrations at September 30, 2000, decreasing to $73.9 million at September 30, 2001.

         Online Products and Services. Revenues from online products and services increased from $876,000 for the three months ended September 30, 2000 to $3.4 million for the three months ended September 30, 2001. The increase resulted primarily from sales of Brand Protection Plans and .biz and .info domain name applications.

         Advertising. Revenues from advertising decreased 53.1% from $2.9 million for the three months ended September 30, 2000 to $1.4 million for the three months ended September 30, 2001, primarily from the decreased rates and volume of advertising and sponsorships sold on our www.register.com, FirstStepSite and FutureSite websites. Revenues from advertising also decreased in the third quarter of 2001 as compared to the second quarter of 2001 as we continue to face increasing challenges in the Internet advertising market.

Cost of Revenues

         Total cost of revenues increased 57.7% from $6.5 million for the three months ended September 30, 2000 to $10.3 million for the three months ended September 30, 2001.

         Cost of Domain Name Registrations. Cost of domain name registrations increased 28.5% from $6.4 million for the three months ended September 30, 2000 to $8.3 million for the three months ended September 30, 2001. The dollar amounts of registry fees paid were lower in the current period. This decrease was offset by the recognition of a significantly greater amount of prepaid registry fees during the three months ended September 30, 2001 as compared to the amounts recognized for the three months ended September 30, 2000. We anticipate that cost of revenues for domain name registrations will track our revenue from domain name registrations and continue to be the largest component of our cost of revenues.

         Cost of Online Products and Services. Cost of online products and services increased from $107,000 for the three months ended September 30, 2000 to $2.1 million for the three months ended September 30, 2001 primarily due to fees paid to the biz registry in connection with sales of our Brand Protection Plans and .biz domain name applications.

Operating Expenses

         Total operating expenses increased from $21.1 million for the three months ended September 30, 2000 to $48.6 million for the three months ended September 30, 2001.

         Sales and Marketing. Sales and marketing expenses decreased 54.2% from $14.3 million for the three months ended September 30, 2000 to $6.5 million for the three months ended September 30, 2001. The decrease was primarily due to a decrease in media advertising. In addition, sales and marketing expenses for the three months ended September 30, 2000, included registry fees associated with free registrations effected through promotional campaigns run principally in September 2000 and registrations effected through NameDemo.com, which we stopped accepting in February 2001. We anticipate that sales and marketing expenses will increase in the near term as we market new products and services and expand into new markets.

         Research and Development. Research and development expenses increased 24.4% from $1.4 million for the three months ended September 30, 2000 to $1.7 million for the three months ended September 30, 2001. The increase resulted primarily from salaries associated with new personnel in technology to support our growth. We anticipate that research and development expenses will continue to increase as we develop and modify our systems to accommodate growth in our business.

         General and Administrative. General and administrative expenses decreased 2.9% from $4.1 million for the three months ended September 30, 2000 to $3.9 million for the three months ended September 30, 2001. The decrease was primarily due to a decrease in legal expenses for the current period. We expect that our general and administrative expenses will increase as appropriate to support our overall growth. Non-cash compensation expenses, included herein, increased 1.5% from $445,000 for the three months ended September 30, 2000 to $452,000 for the three months ended September 30, 2001. The non-cash compensation expenses were primarily attributable to the amortization of deferred compensation related to employee stock options. Based principally on grants of stock options and warrants made to date, we will record approximately $3.3 million of non-cash compensation in future periods as follows: $453,000 in the remainder of 2001, $1.8 million in 2002, $830,000 in 2003, $100,000 in 2004 and $164,000 in 2005 and thereafter.

         Amortization and write-down of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $1.4 million for the three months ended September 30, 2000 to $36.4 million for the three months ended September 30, 2001. The amortization and write-down of goodwill and other intangibles related to the goodwill and intangibles associated with our acquisitions of Inabox and Afternic.com. We recorded an impairment charge in the quarter ended September 30, 2001 in the approximate amount of $32.5 million. Inabox was acquired in June 2000, while Afternic.com was acquired in September 2000. In addition to the impairment charge, amortization of goodwill was higher for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 because the current period includes a full three months of amortization of goodwill for the Afternic acquisition. Under current accounting rules, we will record approximately $1.4 million of additional amortization of goodwill in the remainder of 2001. In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we will cease amortization of goodwill effective January 1, 2002.

Other Income, Net

         Other income, net, which consisted primarily of interest income, net of interest expense, decreased from $2.9 million for the three months ended September 30, 2000 to $1.9 million for the three months ended September 30, 2001. The decrease was primarily due to a decrease in interest rates, and the shift in our portfolio of short-term and marketable securities from higher rate taxable securities to lower rate tax-free securities.

Provision for Income Taxes

         The provision for income taxes was $1.3 million for the three months ended September 30, 2001, which includes the reversal of $1.9 million in valuation reserved previously recorded on the Company's deferred tax assets. Amortization and write-down of goodwill and other intangibles is not deductible for income tax purposes. There was no income tax expense for the three months ended September 30, 2000 due to the net loss before income taxes and the relatively small amount of amortization of goodwill and other intangibles.

Net Loss

         Net loss for the three months ended September 30, 2001 was $28.8 million compared to a net loss of $145,000 for the three months ended September 30, 2000.

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

         At September 30, 2001, the combined total of our (i) cash and cash equivalents, (ii) short-term investments and (iii) marketable securities totaled $188.9 million. This is compared to $173.4 million at December 31, 2000 and $45.7 million at December 31, 1999. Our business generated $15.2 million of cash from operations in the nine months ended September 30, 2001 compared to $24.3 million in the nine months ended September 30, 2000. This decrease in cash generated from operations was primarily due to the decrease in the number of paid domain name registrations during the period.

         Net cash used for investing activities was $45.5 million in the nine months ended September 30, 2001 compared to $95.6 million in the nine months ended September 30, 2000. The majority of the cash used for investing activities in the nine months ended September 30, 2001 and 2000 related to our purchase of short-term and long-term investments. Net cash provided by financing activities totaled $734,000 in the nine months ended September 30, 2001 compared to $115.9 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2001, all of the financing activities were attributable to the exercise of stock options and warrants and the purchase of common stock via the Employee Stock Purchase Plan, while in the nine months ended September 30, 2000, substantially all of the financing activities were attributable to our initial public offering of our common stock.

         Although we have no material commitments for capital expenditures or other long-term obligations, we anticipate that we will increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the addition of new products and services, implementation of additional co-location facilities and various capital expenditures associated with expanding our facilities and financing new ventures such as RegisryPro. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. In October 2001, our Board of Directors authorized a stock repurchase program that will permit us to purchase up to $10 million of our outstanding common stock over 18 months. We believe that our existing cash and cash from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

                 Risks Related to Our Industry and Our Business

We encounter difficulties faced by early-stage companies because we have a limited operating history and the domain name industry is young and rapidly evolving.

         The domain name registration industry is young and rapidly evolving. Our role in this industry dates back only to February 1998, when we began providing a consumer interface for registering domain names by forwarding the information we gathered from the consumer to Network Solutions or the applicable country code registries. In June 1999, we began to compete directly with Network Solutions for registrations in the .com, .net and .org domains and more recently, we have started registering domain names in other generic top level domains. Accordingly, we have only a limited operating history as a domain name registrar upon which our current business and prospects can be evaluated, and our operating results, since June 1999, are not comparable to our results for prior periods. In addition, the newly competitive and rapidly evolving nature of the domain name registration industry presents other risks and uncertainties that may affect our ability to implement our business plan successfully. We cannot assure you that we will adequately address these risks and uncertainties or that our business plan will be successful.

We have a history of losses and although we were profitable for the year ended December 31, 2000 and for the first half of 2001, we cannot assure you that we will achieve profitability again or sustain or increase positive cash flow in the future.

         Although we achieved profitability for the quarters ended December 31, 2000, March 31, 2001 and June 30, 2001, and for the year ended December 31, 2000, we were not profitable for the quarter ended September 30, 2001 and our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. We incurred losses from operations of approximately $1.2 million for the year ended December 31, 1998, $9.7 million for the year ended December 31, 1999, and $9.7 million for the year ended December 31, 2000. As of September 30, 2001 our accumulated deficit totaled $36.7 million. We anticipate that our operating expenses will increase in the foreseeable future as we develop new products and services, expand internationally, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. Accordingly, we cannot assure you that we will be able to achieve our profitability again or sustain or increase our positive cash flow in the future.

We may not be able to maintain or improve our competitive position because of strong competition from VeriSign, Inc.

Network Solutions' authorization by the U.S. government to act as the sole domain name registrar prior to April 1999 in the .com, .net and .org domains gives VeriSign a significant competitive advantage in the domain name registration industry.

         Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com,
 .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, Network Solutions was acquired by VeriSign, Inc. a provider of Internet trust services. We face significant competition from VeriSign as we seek to increase our revenue from domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. The acquisition of Network Solutions by VeriSign has not only facilitated cross-marketing between the two companies, but it has also strengthened VeriSign's competitive advantage by enabling it to bundle registration services with an expanded range of products and services. Based on VeriSign's press release dated October 25, 2001, the VeriSign registrar registered approximately 1.9 million new, renewed and transferred registrations in the .com, .net and .org domains for the three months ended September 30, 2001. This compares to the approximately 497,000 new, renewed and transferred domain names that we registered for the three months ended September 30, 2001. As of September 30, 2001, the VeriSign registrar managed approximately 14.5 million domain names, compared to approximately 3.8 million domain names that we managed as of September 30, 2001.

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

         As the exclusive registry for these domains, VeriSign receives from us, and every other competitive registrar, $6 per domain name per year. The substantial net revenues from these registry fees, and the certainty of receiving them, provide VeriSign significant advantages over any competitive registrar. The new ICANN-VeriSign agreements strengthen VeriSign's competitive advantage over us and other competitive registrars by securing VeriSign's ability to act as a registrar even while it is the sole registry for the .com,
 .net and .org domains and earns revenues from the fees we pay. We cannot assure you that developments under these new ICANN-VeriSign agreements, or any future amendments thereto will not materially harm our business, financial condition and results of operation.

We also face competition from other competitive registrars and others in the domain name registration industry and expect this competition to continue to intensify.

Competition in the domain name registration services industry continues to intensify among the market participants.

         When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for .com, .net and .org domain names. The testbed period ended on November 30, 1999. ICANN continues to accredit new registrars, and as of November 1, 2001, ICANN had accredited 156 competitive registrars, including us, to register domain names in the .com, .net and .org domains. As of November 1, 2001, VeriSign and 85 other registrars, not including us, were registering domain names in these domains. Many of these registrars are also accredited to register names in new generic top level domains such as .biz and .info. An additional 70 registrars have been accredited to register but are not yet registering domain names. We also face substantial competition from many companies (referred to as resellers) that are not accredited registrars but offer domain name registrations through a competing accredited registrar's system. The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry have made it difficult for us to maintain our current market share and contributed to a sequential quarterly decline in the number of paid new registrations we performed since the first quarter of 2000. If we continue to experience a decline in paid new registrations, our business, financial condition and results of operations would be materially adversely affected. Also, as a result of increased competition, our period-over-period growth rates are likely to fluctuate over time.

We face competition from other competitive registrars and others in the domain name registration industry that may have longer operating histories, greater name recognition, particularly in international markets or greater resources.

         Our competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars. Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management and have a broad array of value-added products and services which they can bundle with domain name registrations. Our market position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition (particularly in international markets) and greater financial, technical, marketing, distribution and other resources than we do.

Increasing competition in the domain name registration industry could force us to reduce our prices for our core products and services, which would negatively impact our results of operations.

         In response to increasing competition in the domain name registration industry, we may be required, by market factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services. Some of our competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee. During the year 2000, other competitors, including VeriSign, reduced their pricing for domain name registrations both for short-term promotions and on a permanent basis. Further, some of our competitors have offered domain name registrations for free, deriving their revenues from other sources. Reducing the prices we charge for domain name registration services through our core register.com branded offerings in order to remain competitive could materially adversely affect our results of operations.

         In response to competitive challenges, during 2000 we experimented with different promotions and price points for our core products and services. During the three months ended September 30, 2000, in addition to running significantly discounted and free promotional campaigns to acquire additional registrations and customers, we added our NameBargain.com and NameDemo.com product and service offerings to expand into different segments of the domain name registration market we did not previously serve. Through NameBargain.com we offer registrations targeted to speculators, at a substantial discount to our standard registration fees. Through NameDemo.com we offered customers the right to use a domain name for free, limited to one name per customer as identified by a unique email address. Each of these new offerings also includes a reduced level of value-added services. In February 2001, we stopped accepting new registrations via NameDemo.com. Because many subscribers to NameBargain.com and NameDemo.com have not renewed their subscriptions with us nor have they converted to our higher margin products and services, we will likely not realize the full benefits of having launched these services and will likely have to report a reduction in the number of names under our management.

If the growth rate of the market for domain names continues to fall, our net revenues from domain name registrations may fall below anticipated levels.

         The domain name market is still in its early stages of development and we do not expect that it will continue to experience the same high level of growth it has experienced in the past. As the market began to absorb the slow down in the growth and expansion of the Internet and Internet-related business, based on VeriSign press releases, the number of .com, .net and .org domain names registered declined from 5.1 million in the third quarter of 2000 to 4.3 million in the fourth quarter of 2000 to 3.1 million in the first quarter of 2001 to 2.8 million in the second quarter of 2001 to 2.6 million in the third quarter of 2001. In addition, we expect the overall number of registrations in each new gTLD, such as .biz and .info, will be lower than that for .com registrations. The slow down in the overall market growth has resulted in a decline of our period-over-period growth rates in paid new registrations since the first quarter of 2000. A continuing decline in registrations would materially adversely affect our business, results of operations and financial condition.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

         The growth of our business depends in great part on our customers' renewal of their domain name registrations through us. Our first expirations for
 .com, .net and .org domain names occurred in January 2001. As such, we have only limited experience to date with registration renewals for generic top level and country code domain names. In addition, we cannot predict the volume of registration renewals we should expect or assure you that those customers who will renew their registrations will do so through us. We anticipate that our renewal rates will be affected by the high number of speculative registrations which occurred during the initial growth stage of the domain name registration industry in 1999 and 2000. In addition, during the third and fourth quarters of 2000 we offered one-year registrations at no charge or at significant discounts to our standard registration fees. Given their nature, we have experienced and anticipate very low renewal rates for these registrations. If we are unable to increase our overall renewal rate or number of new registrations, the combination of our customers deciding not to renew their registrations through us and the increase we have experienced in the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain names under our management. This could cause our revenues from domain name registrations to decrease and could materially adversely affect our business, financial condition and results of operations.

If the introduction of new generic top level domains experiences additional delays or if our customers turn to other registrars for their registration needs in these newly-approved generic top level domains, our business, financial condition and results of operations could be materially adversely affected.

         Although the introduction of new gTLDs was initially anticipated to occur by the first or second quarter of 2001, intervening factors including longer than expected contract negotiations, changes to terms of the registry's product offering and litigation have resulted in delays in the launches for these new gTLDs. In the third quarter the .info and .biz gTLDs launched certain services to address landrush and intellectual property concerns, .info began offering real-time registration services on October 1, 2001 and .biz began offering real-time registration services on November 7, 2001. The launch of the
 .name gTLD is anticipated to occur in second quarter of 2002. In addition, the .pro registry is still finalizing its agreement with ICANN, prior to which it is not authorized to begin processing registrations. We cannot assure you that the
 .pro or .name gTLDs or any additional names will be finally approved and introduced in our expected time frame, or at all. Furthermore, we cannot assure you that we will successfully market our capabilities with respect to new gTLDs, manage the launch of multiple services in a short time frame well or that customers will rely on us to provide registration services within these domains. Our business, financial condition and results of operations could be materially adversely affected if the remaining new top level domains are not introduced in a timely manner or if substantial numbers of our customers turn to other registrars for their new gTLD registration needs.

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

         o accreditation criteria could change in ways that are disadvantageous to us; and

         o we may not be selected as a registrar for additional top-level domains (particularly sponsored new gTLDs) as they become approved.


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

The introduction of new generic top level domains may cause significant fluctuations in our results of operations, thereby making our future operating performance difficult to predict.

         We anticipate that with the introduction of each new gTLD, our number of new registrations will initially increase and then level off, which will have a corresponding affect on our net revenues. As a result, our operating results may fluctuate significantly in the future. If our expenses precede increases in our revenues, or if we have a shortfall in revenues in relation to our expenses, our business, financial condition and results of operations could be materially adversely affected.

We cannot assure you that the RegistryPro and Afilias ventures will be successful. In addition, we may incur additional capital expenditures to establish and develop their products and services. Such expenditures would reduce the financial resources we could use for our primary business.

         In November 2000, Afilias, LLC, a consortium of 18 ICANN-accredited registrars including us, was selected to operate a registry for the .info, domain and RegistryPro, a joint venture between Virtual Internet plc, a European provider of Internet hosting, naming and online brand management services, and us, was selected to operate a registry for the generic top level domain .pro which will be exclusively for accredited professionals. While Afilias launched real time .info registrations in October 2001, RegistryPro is still finalizing its contract with ICANN. In their early stages, these ventures will likely require additional infusions of capital as they establish themselves as registries of new top level domains. In the event that they do require further funding it may be difficult to obtain financing from outside sources and we may have to invest our own capital to build systems to support each of Afilias and RegistryPro and to market their services. A lack of adequate funding could impact the registries' ability to launch their services or to promote the new top level domains in the marketplace once launched. We cannot accurately predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias and RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand that is lower than anticipated, for these new generic top level domains, or if the returns on our capital expenditures are lower than expected or take longer to materialize, our primary business, financial condition and results of operation could be materially adversely affected.

Our revenues from advertising may continue to be adversely affected by perceived weakness of Internet advertising and the continued weakness in the Internet advertising market.

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

         For the quarter ended September 30, 2001 our advertising revenues were down 53.1% from the previous quarter and constituted 5% of our net revenues. During the second quarter of 2001, our advertising revenues were down 22% from the first quarter and constituted 10% of our net revenues. The price we are able to charge for advertisements has been negatively impacted by the overall Internet advertising market, which negatively impacts our business. Given the current market conditions, our customers that are Internet-related companies may be anticipating or experiencing difficulty raising capital and therefore may elect to scale back the resources they devote to advertising. The softness in the market for Internet advertising coupled with the actual or perceived ineffectiveness of Internet advertising in general could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

         Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services related to domain name usage, such as website applications, to our customers. We expect to incur significant costs in acquiring, developing and marketing these new products and services. We cannot assure you that we will be able to develop new products and services outside of our primary business and if we are able to develop such products and services, that we will succeed in attaining the market's confidence in us as a reliable provider of these products and services. Our primary business, domain name registration services, generated 84% of our net revenues during the quarter ended September 30, 2001. If we fail to offer products and services that meet our customers' needs, or we do not provide products and services which are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset these related costs and we will remain dependent on domain name registrations as a primary source of revenue. Although our decision to acquire Afternic.com was based on our belief that its products and services would complement our own, we cannot assure you that we will succeed in developing and integrating these new products and services or that they will generate substantial revenues. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to provide our customer service staff with training and staffing sufficient to support our new products and services, we may lose customers who feel that their inquiries have not been adequately addressed. Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

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

         Acquisitions, including our acquisitions of Inabox and Afternic.com, involve a number of risks and present financial, managerial and operational challenges, including:

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

         Our expanded operations have placed a significant strain on our resources. In order to maintain our growth strategy, we have had to and will continue to expand all aspects of our business, including our computer systems, telecommunications systems and related infrastructure, customer service capabilities and sales and marketing efforts. The demands on our network infrastructure, technical staff and technical resources have grown rapidly with our expanding customer base and the increasing complexity of our product and service offerings. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate these changes. Additionally, and as a result of this growth, we need to improve our financial and managerial controls, billing systems, reporting systems and procedures, and we need to, and will continue to, expand, train and manage our workforce. If we fail to manage our growth effectively, our business, financial condition and results of operation could be materially adversely affected.

If we are unable to attract and retain highly qualified management and technical personnel, our business may be harmed.

         Our success depends in large part on the contributions of our senior management team and technology personnel and in particular Richard D. Forman, our President and Chief Executive Officer. We compete with other technology and Internet companies in hiring and retaining qualified personnel. As a result, we may be unable to retain our employees or attract, integrate, train and retain other highly qualified employees in the future. During the third quarter of 2000, we experienced a significant turnover of senior management. Although we have subsequently added new members to our management team, these individuals have not worked with one another before and may not be able to develop an effective working relationship. Moreover, our new managers are still learning about our company and our industry while working to expand our business into new areas. If our senior management team cannot work together effectively and cannot master the details of our business and our market, then our business will be harmed and we will incur additional costs in seeking and retaining new management personnel. The loss of services of these or any other executive officers or the loss of the services of other key employees could harm our business. In addition, if we fail to attract and successfully integrate new personnel, or retain and motivate our current personnel, our business, financial condition and results of operations could be materially adversely affected.

We cannot assure you that we will be able to generate revenues or profits from operations in the secondary market for domain names or that ICANN will not impose restrictions on the ability of accredited registrars to conduct business in this sector.

         The secondary market for domain names is still in its nascent stages of development. In September 2000, we acquired Afternic.com, Inc. a business which has only been in operation since September 1999. Through Afternic, we provide a secondary market for companies and individuals to buy and sell domain names, as well as appraisal and escrow services for these names. Because the industry is still in development, the growth of the secondary market did not meet our expectations and we did not generate the anticipated level of revenues. As a result, and because market conditions and attendant multiples used to estimate terminal values have become and remain significantly depressed since our acquisition of Afternic, our third quarter results include a one-time $32.5 million write down of intangible assets associated with the acquisition of Afternic.

         We cannot be certain that ICANN will not impose certain terms and conditions on us relating to the integration of Afternic's secondary market operations with our current operations. If we cannot fully integrate Afternic's operations with our own, we may not be able to achieve the anticipated benefits of the merger and our business, financial condition and results of operations may be materially adversely affected.

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

If we fail to comply with the regulations of the country code registries or are unable to register domain names with those registries, our business could be materially adversely affected.

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

         Country code registries may be administered by the host country, entrepreneurs or other third parties. If these registry businesses cease operations or otherwise fail to process domain name registrations or the related information in country code domains, we would be unable to honor the subscriptions of registrants who have registered, or are in the process of registering, domain names in the applicable country code domain. If we are unable to honor a substantial number of subscriptions for our customers for any reason or if the country code registries fail to process our customers' registrations in a timely and accurate fashion, our business, financial condition and results of operations could be materially adversely affected.

If we continue to incur expenses related to credit card chargebacks and refunds, our business, financial condition and results of operations could be materially adversely affected.

         If a significant percentage of customers request refunds or chargebacks to their credit cards based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. Although we have implemented procedures to reduce fraudulent credit card transactions, we have a high rate of chargebacks or refunds. If we cannot decrease the rate of chargebacks or refunds to credit cards we experience, we may continue to experience a decrease of our net revenues, damage our relationship with customers, credit card issuers and processors, and our own creditors and in turn lose our ability to process certain credit card transactions.

We cannot assure you that our standard agreements will be enforceable.

         We rely on several agreements that govern the terms of the services we provide to our users, including, but not limited to, domain name registration and secondary market services. These agreements contain a number of provisions intended to limit our potential liability arising from our providing services for our customers including liability resulting from our failure to register or maintain domain names. As most of our customers use our services online, execution of our agreements by customers occurs electronically or, in the case of our terms of use, is deemed to occur because of a user's continued use of the website following notice of those terms. We believe that our reliance on these agreements is consistent with the practices in our industry, but if a court were to find that either one of these methods of execution is invalid or that key provisions of our services agreements are unenforceable, we could be subject to liability that could have a materially adverse effect on our business, financial condition or results of operations.

Our failure to register or maintain or renew the domain names that we process on behalf of our customers, may subject us to negative publicity or claims of loss, which could have a material adverse effect on our business.

         Clerical errors or systems failures have resulted in our failure to properly register or to maintain or renew the registration of domain names that we process on behalf of our customers. Our failure to properly register or to maintain or renew the registration of our customers' domain names, even if we are not at fault, may subject us to negative publicity or claims of loss, which could have a material adverse effect on our business.

General economic trends and the events of September 11, 2001 may reduce our sales.

         Our sales are subject to risks arising from adverse changes in domestic and global economic conditions and fluctuations in consumer confidence and spending. As such, our sales may decline as a result of factors outside of our control, such as acts of war and terrorism. Although there was a general economic slowdown prior to the events of September 11, 2001, this slowdown was more pronounced thereafter and may worsen depending upon future events occurring in response to September 11, 2001. These events include, without limitation, global perception of the United States response to the events of September 11, 2001, continued involvement of the United States in armed conflicts and retaliatory terrorist attacks against United States targets. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. If the current economic slowdown continues, or worsens or if any of these events occur our sales may decline and our business, financial condition and results of operations may be adversely affected.

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

         In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of personal information. The federal government recently enacted legislation protecting the privacy of consumers' nonpublic personal information. We cannot assure you that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Our failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could make it cost-prohibitive to operate our business and prevent us from pursuing our business strategies.

We may incur significant expenses related to the security of personal information online.

         The need to physically secure and securely transmit confidential information online has been a significant barrier to electronic commerce and online communications. Any well-publicized compromise of security could deter people from using online services such as the ones we offer, or from using them to conduct transactions that involve transmitting confidential information. Because our success depends on the general acceptance of online services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

We may not be able to protect and enforce our intellectual property rights or protect ourselves from the intellectual property claims of third parties.

We may be unable to protect and enforce our intellectual property rights from infringement.

         We rely upon copyright, trade secret and trademark law, invention assignment agreements and confidentiality agreements to protect our proprietary technology and other assets, including software and applications and trademarks, and other intellectual property to the extent that protection is sought or secured at all. We do not currently have patents on any of our technologies or processes. While we typically enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information, we cannot ensure that our efforts to protect our proprietary information will be adequate against infringement or misappropriation of our intellectual property by third parties, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

         We have received initial rejections from the U.S. Patent and Trademark Office on our trademark applications for "register" and "register.com" based on descriptiveness. We have responded to these initial rejections arguing that these brands have become widely known through extensive use in commerce and are valid trademarks. While we will be taking all reasonable measures to secure federal trademark registrations for the "register" and "register.com" marks, we cannot assure you that we will be able to obtain these registrations. Our inability to obtain these trademark registrations could materially harm our business.

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

The nature of our services may subject us to alleged infringement and other claims.

         As a registrar of domain names, a provider of web-hosting and electronic mail services, and a participant in the secondary market for domain names, we may be subject to various claims, including claims from third parties asserting trademark infringement, unfair competition and violations of publicity and privacy rights, to the extent that such parties consider their rights to be violated by the registration of particular domain names by other parties or our hosting of third-party websites or electronic mail accounts or secondary market activities.

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

Our customers, advertisers and business alliances may become dissatisfied with our products and services due to interruptions in our access to the registration systems of generic top level domain or country code registries.

         We depend on the registration systems of generic top level domain and country code registries to register domain names on behalf of our customers. We have in the past experienced problems with the registration systems of these top level domain registries, including outages, particularly during their implementation phase. As of November 1, 2001, VeriSign and 85 other registrars, not including us, were registering domains through these systems. The 70 other accredited registrars that have qualified for accreditation but not yet signed the requisite agreements may begin using these systems at any time. Because the registration systems are relatively new, we cannot assure you that they will be able to handle the growing traffic generated by large numbers of registrars or registrations. Any significant outages in the registration systems of these registries would prevent us from delivering or delay our delivery of our services to our customers. Prolonged or repeated interruptions in our access to the registries could cause our customers, advertisers and business alliances to switch to another domain name registration service provider.

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

         Our network and communications systems are located at hosting facilities in New Jersey and New York. We are continually building out our systems located at these facilities and may in the future add additional facilities to make our systems geographically redundant. We cannot assure you that our systems are, or ever will be geographically redundant, particularly because of the proximity of our current facilities to one another and in light of the increased threat of terrorism following the recent events of September 11, 2001. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error or other similar disruptive problems could also adversely affect our systems.

         Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using, without adequate notice for financial reasons or other unanticipated problems at any of our facilities including our hosting facilities, could result in lengthy interruptions in our services. This risk has increased since our New Jersey hosting facility, owned by Exodus Communications, Inc, filed for Chapter 11 protection under the federal bankruptcy laws in September 2001. In addition, the failure by Exodus or our other hosting facilities to provide our required data communications or any damage to or failure of our systems could result in interruptions in our service. Such interruptions would reduce our revenues and profits, and our future revenues and profits would be harmed if our users believe that our system is unreliable. In addition, our business interruption insurance may not be adequate to compensate us for losses that may occur. Accordingly, any significant damage to our systems or disruption in our ability to provide our services would have a material adverse effect on our business, financial condition and results of operations.

Our ability to deliver our products and services and our financial condition depend on our ability to license third-party software, systems and related services on reasonable terms from reliable parties.

         We depend upon various third parties for software, systems and related services, including access to the various registration systems of domain name registries. Many of these parties have a limited operating history or may depend on reliable delivery of services from others. If these parties fail to provide reliable software, systems and related services on agreeable license terms, we may be unable to deliver our products and services.

Failure by our third-party service providers to deliver such services will have a negative effect on our business.

         We have engaged Cybersource to process credit card payments for our individual customers. Therefore, if Cybersource or its system fails for any reason to process credit card payments in a timely fashion, the domain name reservation process will be delayed and customers may be unable to obtain their desired domain name.

         In addition, we offer services to our users, including electronic mail and digital certificates, through various third party service providers engaged to perform on our behalf. In the event that these service providers fail to maintain adequate levels of support or otherwise discontinue such lines of business, we may experience a negative impact to our customer relations and may have to pursue replacement third party relationships.

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

         o        security;

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

         Legislation limiting the ability of the states to impose taxes on Internet-based transactions was enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposed only a three-year moratorium, which commenced October 1, 1998 and expired on October 21, 2001. Recently, the U.S. House of Representatives approved the Internet Non-Discrimination Act which would extend the current Internet tax moratorium through November 1, 2003. The Internet Non-Discrimination Act has not, however, been enacted into law. Failure to enact this new legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could materially adversely affect our business, financial condition and results of operations.



                                Investment Risks

Our stock price, like that of many Internet companies, is highly volatile.

         The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by a number of factors, including:

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

         As of September 30, 2001, our directors, executive officers and principal stockholders beneficially owned approximately 29% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

         Currently 81,672 shares of common stock held by the former stockholders of Inabox are subject to lock-up agreements with us pursuant to which 11,667 unregistered shares will be released from the lock-up on a monthly basis until the expiration of the lock-up agreement on September 4, 2002. In addition, as of October 31, 2001, 1,133,714 shares of common stock held by the former stockholders of Afternic.com are also subject to lock-up agreements with us pursuant to which 2,796 registered shares and 29,596 unregistered shares will be released on a monthly basis until the expiration of the lock-up agreement on September 15, 2004. Additionally, a number of holders of our common stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to any material interest rate risk because all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years with a majority having a maturity of under one year. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. We did not have any foreign currency hedging or derivative instruments at September 30, 2001.

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

PART II. other information

Item 5.       Other Information

         Peter A. Forman, one of our directors and our co-founder, has advised us that, on August 31, 2001, he established a written plan to sell shares of Register.com common stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Mr. Forman established the plan to diversify his holdings while avoiding conflicts of interest or the appearance of any such conflict that might arise from his position with us. Specifically, subject to certain contingencies, the plan provides for the sale of up to 300,000 shares between December 3, 2001 and March 1, 2002, but no more than 100,000 shares may be sold in any one week period. Excluding the 300,000 shares covered by the plan, Mr. Forman beneficially owns approximately 9.7% of the company's common stock as of October 31, 2001 (as determined in accordance with Securities and Exchange Commission Rule 13d-3, which includes shares underlying his warrants and other options that are exercisable within the next 60 days).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGISTER.COM, INC.




Date:  November 14, 2001           By:  /s/  Rene M. Mathis
                                        -------------------
                                   Name: Rene M. Mathis
                                   (Principal Financial and Accounting
                                   Officer and Duly Authorized Officer)
                                   Title:  Chief Financial Officer and Treasurer