Form 10-K
period 2001-12-31
REGISTER COM INC
filed 2002-03-25
CIK 1091284

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-29739

                             ----------------------

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

                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock $0.0001 par value

                             ----------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $281,845,812 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant's common stock as of March 1, 2002 was 39,364,969.

                             ----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

================================================================================

                               REGISTER.COM, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1

         Item 1.  Business.....................................................1

         Item 2.  Properties..................................................39

         Item 3.  Legal Proceedings...........................................39

         Item 4.  Submission of Matters to a Vote of Security Holders.........39

PART II.......................................................................40

         Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................40

         Item 6.  Selected Financial Data.....................................41

         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................42

         Item 7A. Quantitative and Qualitative Disclosures About Market
                    Risk.....................................................56

         Item 8.  Financial Statements and Supplementary Data.................58

         Item 9.  Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure......................87

PART III......................................................................87

         Item 10.  Directors and Executive Officers of the Registrant.........87

         Item 11.  Executive Compensation.....................................87

         Item 12.  Security Ownership of Certain Beneficial Owners and
                      Management..............................................87

         Item 13.  Certain Relationships and Related Transactions.............87

PART IV.......................................................................87

         Item 14.  Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K.............................................87

      This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, assumptions, estimates, projections, beliefs, intentions or future strategies about our business and our industry that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We caution that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, Investors and prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

                                     PART I

Item 1. Business.

Overview

      We are a provider of global domain name registration and Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as part of the infrastructure for Internet communications, including websites, email, audio, video and telephony.

      We began processing registrations in the generic top level domains (gTLD) ..com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.3 million domain name registrations under management as of December 31, 2001. Currently, we register, renew and transfer domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 250 country code top level domains (ccTLDs), such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan.

      We believe that we offer a quick and user-friendly registration process as well as responsive and reliable customer support. We also offer a suite of value-added products and services targeted to assist our customers in developing and maintaining their online identities, including:

           Products and Services                     Products and Services
              Provided by Us                              Resold By Us

o     website-creation tools under      o     email
      the names FirstStepSite(R)and
      WebSiteNow!(TM)

o     intellectual property and         o     search engine submission
      brand protection services               services
      related to domain names

o     domain name re-sale services,     o     digital certificates
      such as auctions, appraisals
      and escrow services, offered
      through our subsidiary
      Afternic.com

      Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brand and identity across the world and other online activities. Our mission is to become the preferred partner for customers who seek to create, enhance and manage their Internet presence.

      Our retail customers are typically small to medium-size businesses as well as small office/home office and individuals. Generally, these customers purchase domain name registration services directly from our website at www.register.com. Our Corporate Services division provides domain name registration and related products and services to large and sophisticated enterprises with specialized registration needs including global registration and management services, brand and trademark protection and enhanced security.

      In order to extend our distribution we maintain a Global Partner Network of Internet Service Providers (ISPs), web-hosting companies, telecom carriers, web portals and other e-businesses. Using our flexible software solutions, these companies resell our domain name registration services and related products and services to their customers.

      Recently we launched Registry Advantage(TM), a domain registry solution, to enable registries of all sizes to take advantage of our systems on an outsourced basis.

      Through our RegistryPro subsidiary, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. RegistryPro is still finalizing contract negotiations with ICANN on which its launch is dependent. We also have a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new gTLD .info which went live in October 2001.

      We are the successor by merger to Forman Interactive Corp. Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began offering web-hosting and related products and services in 1997. In February 1998, we began to distribute domain names for free and, to a lesser extent, on a commission basis when we distributed domain names for international registrars and registries. In April 1999, we commenced offering registration services for ccTLDs. On June 23, 1999, Forman Interactive merged with and into Register.com, Inc. and we began operating as a paid registrar in the .com, .net and .org domains. In June 2000, we acquired Inabox, Inc. and we used Inabox's software to develop our FirstStepSite(R), WebsiteNOW!(TM) products and My.register.com, one of the reseller solutions offered to our Global Partner Network. In September 2000, we acquired Afternic.com, Inc., a leading secondary market exchange for domain names.

Recent Event - Acquisition of Virtual Internet plc

      On February 1, 2002, through one of our newly established subsidiaries, Register.com (U.K.) Limited, we announced a recommended cash offer for all outstanding shares of Virtual Internet plc. The offer valued Virtual Internet at approximately (pound)11.99 million (approximately $16.9 million). Our offer was declared unconditional on February 22, 2002 and we have purchased all shares tendered prior to that date. Together with shares we had acquired in the market directly, we currently own approximately 97% of Virtual Internet's shares. Our offer for the remaining shares will close on March 27, 2002. To the extent any shares are not tendered by March 27, 2002, we expect to acquire such shares through the compulsory acquisition procedure pursuant to the U.K. Companies Act.

      Virtual Internet's principal activities are online intellectual property protection and web-hosting services. Its Net Searchers division, similar to our Corporate Services division, is a provider of domain name registration and intellectual property monitoring services to corporations and intellectual property professionals. The Virtual Internet web-hosting business services customers throughout Europe from a centralized multilingual operations center in London. In addition to these activities, Virtual Internet founded RegistryPro with us.

Domain Name Registration System

      The Internet domain name registration system consists of two principal functions: registry and registrar. A registry maintains a master database of domain names, and their corresponding Internet Protocol (IP) addresses, registered in a particular top level domain. Some registries outsource the technical function associated with this task. A registrar acts as an intermediary between the registry and the businesses and consumers, referred to as registrants, seeking to register domain names. Registrars typically handle billing, customer services and the technical management of a domain name registration.

      The domain name system is organized according to industry custom by levels, so that, for example, in the domain name mybrand.com, .com is the top level domain and mybrand is the second level domain. Top level domains are classified as either gTLDs or ccTLDs. Although the most common gTLDs continue to be .com, .net and .org, in November 2000, ICANN approved bids for seven new gTLD registries: .biz, .info, .pro, .name, .museum, .coop and .aero. The .biz, .info and .name registries are operational.

      Also in November 2000, the .com, .net and .org registry launched a testbed through which it began to accept multilingual domain name registrations (domain names using non-Roman character sets). While the testbed accepts registrations in 39 character sets for over 350 languages, including languages such as Chinese, Japanese and Russian, these multilingual domain names do not have the same level of functionality as Roman character set ones.

      There are currently over 325 different ccTLDs available for commercial use, such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan representing over 240 countries. Each registry for ccTLDs is responsible for maintaining and operating its own database of registered domain names. Some ccTLDs are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis. Others require that prospective registrants have a local presence in the country. While there have been movements directed at creating uniform domain name registration rules and registrar administration guidelines, to date there has been no international consensus.

      From January 1993 until April 1999, Network Solutions, Inc., now a part of VeriSign, Inc., was the sole entity authorized by the U.S. government to act as registrar and registry for domain names in the .com, .net and .org top level domains. In November 1998, ICANN was selected by the U.S. Department of Commerce to oversee the management of the .com, .net and .org domains. In April 1999, as a preliminary step to introducing competition into the domain name registration system for .com, .net and .org domains, ICANN selected us as one of five competitive registrars to participate in a testbed to evaluate whether the Shared Registration System could accommodate multiple registrars. Registrars other than the VeriSign registrar are known in the industry as "competitive registrars." On June 2, 1999, we were the first of these five competitive registrars to launch our registration services. On November 30, 1999, the testbed was completed, and all registrars meeting ICANN's standards for accreditation were permitted to register domain names in the .com, .net and .org domains. As of February 25, 2002, there were 149 registrars accredited by ICANN to accept registration in one or more of the gTLDs, however not all of these accredited registrars are operational.

      For a more detailed discussion of the regulatory background of the domain name registration system, see "Administration of the Internet; Government Regulation and Legal Uncertainties." For risks associated with the domain name system generally and new gTLDs and multilingual domain names specifically, see "Risk Factors."

The Register.com Strategy

      Our objective is to develop a long-term relationship with our customers by helping them utilize the Internet to communicate and conduct commerce simply and effectively. Domain names serve as the cornerstone for establishing an online presence and we believe customers will increasingly use additional products and services related to their domain names in order to achieve their online goals. We recognize that our customers have diverse needs relating to the registration, management and use of their domain names. Therefore we have implemented a customer segmented approach to our business. Through this approach, we target different segments of domain name users through the distribution channels most appropriate for them, we strive to achieve a better understanding of each segment's online needs and we tailor the products and services we offer to meet these particular needs.

      We focus our marketing efforts on attracting and retaining customers who use their domain names and are more likely to renew them and to take advantage of our additional products and services. By focusing on the quality of our customer base, as opposed to the volume of domain name registrations, we believe we will succeed in increasing our revenue per customer and improve our profitability.

      We believe that through enhancements to our current product and service offerings, we can strengthen customer loyalty, increase the lifetime value of our customers and position Register.com as a preferred registrar for partners whose products and services may appeal to our target customers. We try to anticipate and meet our customers' needs by entering into new business alliances, developing new applications and website features and improving our technologies. We intend also to continue to selectively pursue acquisitions of, and investments in, companies, including other domain name registrars and developers of web-based applications and services that can expand our business into the products and services that will fill our customers' needs.

Distribution Channels

      We believe that our multiple distribution channels enable us to reach a broad range of potential customers with products and services targeted to their needs and to increase our exposure across the market. We believe that we provide our customers with quick, easy-to-use, value-added and flexible solutions across all of our distribution channels.

      Retail. Through our www.register.com website, our customers can quickly and easily register a domain name and access the value-added products and services we offer to establish, maintain and enhance their Internet presence. Our retail marketing efforts focus on maximizing our return on investment by improving customer retention and lowering acquisition costs. We have used a combination of direct response and targeted mass vehicles, including email, direct mail, online and direct response television and radio tactics to reach our target customers efficiently. We also maintain an affiliate program through which we pay a commission for customer referrals that result in domain name registrations to encourage others to provide links to our register.com website.

      Corporate Services. Our Corporate Services division is dedicated to meeting the needs of larger, global and brand-intensive companies. Many companies currently rely on internal personnel to register and manage domain names related to their trademarks and brand names and to manage, secure and protect these marks and brands online. We believe that we can provide these services more efficiently through our dedicated team of account executives and managers. We reach these customers principally through our direct sales force supported by our marketing efforts.

      Global Partner Network. We offer our products and services indirectly through our Global Partner Network (GPN) of companies, which include ISPs, web-hosting companies, telecom carriers, web portals and other e-businesses whose customers may be interested in our service offerings. In addition to providing our global partners with flexible software solutions to enable them to resell our domain name registration and related products and services, we provide them with real-time domain management tools that allow these companies to control aspects of domain name registrations for their customers directly and to monitor their customers' domain name registration activity.

      We offer potential GPN partners a choice between flexible software solutions that are distinguishable primarily based upon the ease of implementation and the degree of integration they provide. The alternatives we offer include:

            o My.register.com(TM). This turn-key, web-based application is easy to install and can be quickly customized to match the design of a partner's website.

            o TPP. For more technically sophisticated partners, TPP, our application protocol interface (API), provides a high level of control over integration of our registration services into the partner's service offerings and databases.

      Using My.register.com(TM), or our legacy co-brand program, partners outsource to us the domain name support services (notification, billing, customer service and collections); using TPP, partners manage the domain name support services themselves.

      Secondary Market. Through our subsidiary Afternic.com, we offer a comprehensive suite of products and services for the secondary market for domain name registrations including auctions, appraisals and escrow services. We see demand for these secondary market services among our retail and corporate customers as well as our global partners. Afternic also manages our NameBargain.com website through which we offer registrations at a substantial discount to our standard registration fees, targeted to bulk customers. Domain names registered through this service come with limited services and customer support.

      Registry Advantage(TM). In August 2001, we introduced Registry Advantage(TM), an outsourced domain name registry service that can support large scale Domain Name Server (DNS) and registration operations. A ccTLD, for example, would outsource the technological aspect of its registration system, relying on the infrastructure of Registry Advantage(TM) to support its registration services, while still maintaining its local policies. This offering, though new and therefore not a revenue contributor in 2001, has signed 6 registries as customers and 11 registrar distribution partners to date.

Products and Services

      We are committed to introducing new "best of breed" products and services in order to empower our customers to manage and enhance their online presence. We offer the following key products and services:

      Registration Services. Our core expertise is providing domain name registration and management services. We register, renew and transfer domain names in the .com, .net and .org gTLDs, register domain names in the .biz, .info and .name new gTLDs and are able to register domain names in over 250 ccTLDs, of which 33 may currently be registered through our www.register.com website. We offer .com, .net and .org multilingual registrations in different character sets including Chinese, Japanese and Russian. We offer one-, two-, five- and ten-year registration periods for the initial domain name registration and one to nine year terms for renewals. We provide the following basic products and services, for no additional fee, together with our registration services:

      o FirstStepSite(R). We provide our retail customers who have registered domain names through us the ability to create a three-page website and post it on the Internet. Customers can select from a multitude of layouts, themes and colors and also upload images to customize their FirstStepSites.

      o Domain Name Forwarding. We allow customers to forward any domain name to any website page they choose. Our basic service adds a small navigation bar with advertising in a frame at the bottom of the website's screen.

      o Domain Manager(TM). This easy-to-use service enables our customers to view and modify important account information online, on a real-time basis, including their email address, the location of the server that hosts their website and all billing information, as well as enable customers to renew their registrations.

      o DNS Services. We are one of the largest authoritative Domain Name Server (DNS) providers in the world. DNS provides the Internet and Internet users with authoritative routing information for domain names.

      Renewal Services. Encouraging our customers to renew their domain name registrations with us is of great importance, as their renewals will allow us to increase profitability by lowering overall marketing costs. We are committed to making our renewal services more efficient and easier to use. In addition, to strengthen our renewal efforts, and to help our customers protect their domain name registrations from inadvertent lapse and deletion, we are developing retention-based programs and have launched services such as QuickRenew(TM), a one-step renewal process, SafeRenew(TM), our automatic renewal service, and Renewal Manager(TM), an easy way to renew multiple domain name registrations at one time. Over time, we believe that our customer segmented approach and our focus on customer service will have a positive impact on renewals, particularly if we succeed in our efforts to increase the adoption by our customers of our additional products and services.

      Domain Name Registrant and Registrar Transfers. We facilitate the processing of domain name transfers between registrants. Also, if we were not the original registrar for a customer's domain names, we facilitate our designation as the new registrar for those domain names through an automated process.

      Online Products and Services. Promoting usage of domain names is important to improving our renewal stream and increasing our customers' lifetime value. To achieve this, we offer value-added products and services, some of which we provide directly and some of which are provided by third parties contracted by us, including advertisers. These paid products and services include:

            o Branded Email. We resell comprehensive email services to our customers. These email services enable our customers to use their unique domain names to create branded email addresses, such as myname@mybrand.com.

            o WebSiteNow!(TM). We offer our customers the ability to create, host and track traffic on easy to build, template driven, professional-looking websites.

            o Web hosting. We offer complete web hosting services to our customers primarily by referring them to the offerings of our advertisers.

            o Digital Certificates. We offer digital certificates to our customers under the name CommerceLock(TM) to provide the security connection necessary to conduct e-commerce with confidence.

            o Platinum FirstStepPortal(TM). Our premium domain name forwarding service allows customers to point their domain names to existing sites on the Internet with no navigation bar or advertising appearing on the screen.

            o Search Engine Submission. Our SiteSubmit(TM) service facilitates the submission of domain names to up to 400 search engines so that our customers' domains will be recognized by these search engines upon a user's relevant search.

      In addition, we pursue advertisers for our websites to offer additional products and services that are complementary to our own offerings and appeal to our customers. These include:

            o     trademark protection services;

            o     incorporation services;

            o     online marketing;

            o     site monitoring statistics; and

            o virtual intranet applications for the small office and home office market.

      Corporate Services. Through our Corporate Services division, we offer an array of products and services to assist our global and brand-intensive customers with high volume domain name registration and management and online brand protection needs including:

            o Multiple Domain Registrations and Transfers. We make it easy for customers to register and transfer large numbers of domain names. For those customers who consolidate their domain names under our management, we can administer the renewal process with greater ease.

            o Corporate Registration Portal(TM). We provide a web-based application which allows corporate clients to provide their employees with managed registration capability, including bulk registration gTLDs and ccTLDs online responding capabilities and user permission levels through a customized password protected interface.

            o International Brand Protection. We are able to register domain names in over 250 ccTLDs in 240 countries, thereby assisting customers in protecting and marketing their brands worldwide.

            o New gTLD Intellectual Property Protection Services. In connection with the launch of the various new gTLDs, we offer different services designed to help companies protect their intellectual property and brands from infringement in the new gTLD.

            o Billing Consolidation. We provide customers a single consolidated billing statement for all of their domain name services.

            o Domain Round-Up(TM). We assist customers in searching for the domain names affiliated with their company and brands. Once they maintain a single portfolio of domain names with us as the registrar, we can assist customers in managing these names more efficiently.

            o Account Masking. We enable corporate customers to register domain names with anonymity so that they can confidentially secure a name for a product, service or idea before it comes to market.

            o Trademark Guardian(TM). We provide brand-holders with monthly alerts of potentially conflicting trademark and domain name activity from relevant online sources.

            o Domain Lock Down(TM). We offer domain name security services that "lock" names at the registry level, which significantly reduces the risk of unauthorized alterations to key registrar information.

            o DNS Outsourcing. We offer our corporate customers use of premium Domain Name Servers (DNS) to help them improve the speed of resolution of their names across the Internet.

      Secondary Market Services. Through our subsidiary Afternic.com we offer a comprehensive suite of products and services for the secondary market for domain name registrations including auctions, appraisals, and escrow services. We have integrated Afternic.com services with our registration services so that our retail customers searching for domain names can seamlessly get access to the names available for auction on the Afternic.com website. In addition, our Afternic Virtual Broker(TM) automated service, which is made available through our different distribution channels, makes it possible to bid on any domain name already registered while searching for a name through the standard register.com process.

      Registry Advantage(TM). We offer an outsourced domain name registry service that can support large scale DNS and registration operations. Registry Advantage(TM) enables registry operators to offer their clients near real-time domain name resolutions, advanced Whois capabilities, responsive customer support and online client management applications by outsourcing the technological aspect of their registration systems. We receive a fee for every domain name registered through the Registry Advantage(TM) system, regardless of the registrar.

Customer Service

      We believe that our ability to establish and maintain long-term relationships with our customers and differentiate ourselves from the competition depends significantly on the strength of our customer support operations and staff. Furthermore, we value frequent communication with and feedback from our customers in order to continually improve the quality of care provided by our customer service representatives. Our customer support group seeks to provide dependable and timely resolution of customer inquiries, 24 hours per day, seven days per week. Our customer service representatives handle general inquiries, investigate the status of orders and payments and answer technical questions about the Internet and domain name management.

      In September 2001, we opened a new customer care center in a state-of-the-art facility located in Nova Scotia, Canada. Our customer care center provides enhanced customer service and technical support, including a complementary online and telephone ticketing system, a toll-free call-in number, and a large staff, to provide faster and more specialized attention to customer inquiries. As a result of our ongoing training, we have teams of customer service representatives who specialize in key aspects of our business, and who are skilled in assisting our customers with our products, services and technology.

Advertising Sales

      We believe that our user base provides advertisers and merchants with an attractive platform from which to reach their respective target audiences, particularly for advertisers who are interested in reaching potential customers at the time they are establishing a web presence. During the year ended December 31, 2001, our advertising revenues decreased by 22.5% over the year ended December 31, 2000, reflecting a more challenging advertising market. In addition to our Register.com, Afternic.com and NameBargain.com websites, we sell advertising space on FirstStepSite(R) pages and on web pages to which we point our customers' domain names following their registration until they launch their own website or otherwise change their DNS.

Technology

      Our technology infrastructure for the provision of our products and services is built and maintained for reliability, scalability, flexibility and security and is administered by our skilled technical staff. Our selection by ICANN as a testbed registrar and the selection of our RegistryPro joint venture to administer the .pro new gTLD registry, were, we believe, based in significant part on our technological plans.

      Facilities. Our principal online systems are located at hosting facilities in New York and New Jersey. We are continually building out our systems located at these facilities to increase redundancy and capacity. We believe each facility has ample power redundancy, fire suppression, peering to other ISPs, bandwidth and backbone redundancy to support the current and anticipated growth of our business. We have additional systems at co-located hosting facilities for our Registry Advantage(TM) service in California and London.

      Reliability. Our technology platform is designed for reliability. Hardware components are redundant to provide high availability. We provide software and data reliability through a variety of processes and quality-assurance procedures. Our standard procedures include daily database backups, offsite storage of critical information and incremental backups of ongoing database modifications.

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

      Security. Our technology incorporates a variety of security techniques to protect domain name registration data, including limiting access to users through a strict rule base implemented on the network's router and encrypting user passwords at the time of account creation. We have initiated processes to maintain internal server passwords and to ensure limited accessibility to critical components on the network.

      Ongoing Improvements. We are in the process of adding new equipment to one of our hosting facilities to help protect our network and further improve scalability and reliability. Over time, we expect to add network operation centers in other locations, which will help add redundancy and intelligent load balancing to our systems. We believe that introducing geographic redundancy will enable us to maintain systems that are less susceptible to regional Internet outages.

      Technology Staff. Our technology team is skilled in developing scalable, reliable and critical applications and solutions. Many of our technologies, including our web-based customer care tracking system, were developed in-house. Our team of engineers monitors our systems 24 hours per day, seven days per week.

      In 1999, 2000 and 2001 we spent $1.8 million, $5.6 million and $7.7 million, respectively, on our research and development activities.

Administration of the Internet; Government Regulation and Legal Uncertainties

      Under a 1993 cooperative agreement with the U.S. Department of Commerce, Network Solutions (now a VeriSign company) was authorized to act as the sole registry and sole registrar for domain names in the .com, .net and .org top level domains. On July 1, 1997, President Clinton approved and released a report entitled A Framework for Global Electronic Commerce, in which he authorized the creation of an inter-agency working group under the leadership of the Department of Commerce to study domain name system registration and administration issues, specifically the issue of privatizing the management of the domain name system. In October 1998, per this report, the Department of Commerce amended the Network Solutions cooperative agreement to call for the formation of a not-for-profit corporation to oversee the management of, and create policies regarding, domain names in the .com, .net and .org top level domains. The Department of Commerce also proposed that additional registrars be authorized to register domain names in these domains based upon the idea that competitive registrars would benefit consumers and businesses. ICANN was recognized as this not-for-profit corporation by the Department of Commerce in November 1998.

      ICANN's authority is based upon contracts with member entities such as registrars and registries and compliance with its consensus policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the operation and future of the domain name registration system.

      In April 1999, ICANN selected five testbed companies, including us, to act as registrars to register domain names in the .com, .net and .org domains and compete with Network Solutions. On June 2, 1999, we became the first of the testbed companies to begin directly registering domain names. The testbed period ended on November 30, 1999. As of February 25, 2002, 149 companies were accredited by ICANN to act as registrars in one or more gTLD. Not all of these accredited registrars are operational.

      In November 2000, ICANN approved bids for the following seven new gTLDs operated by new registries: .biz, .info, .name and .pro, which are referred to as unsponsored new gTLDs, and .museum, .coop and .aero, which are referred to as sponsored new gTLDs. The .biz, .info and .name registries are operational.

      On May 25, 2001, ICANN finalized agreements with VeriSign that supercede the original agreements between the parties and enable VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005, even as it retained ownership and control over its registrar business. The agreements also provide that under certain conditions, VeriSign may continue to operate both registries beyond these dates. VeriSign would be permitted to continue to operate its domain name registrar business for ..com, .net and .org domains subject to the existing structural separation between VeriSign's registry and registrar business. VeriSign would also continue to operate the .org registry through December 2002 at which point that registry would return to its status for use by non-profit organizations around the world. ICANN intends to request proposals for a new operator of the .org registry before expiration of that agreement.

      On December 1, 1999, ICANN's first consensus policy, the Uniform Dispute Resolution Policy (UDRP), became effective. This dispute resolution mechanism was created to address the problem of cybersquatting, or registering the trademark of another as a domain name with the intent to wrongfully profit from the goodwill in that name created by the trademark holder. ICANN may create additional policies governing the domain name registration system if they pass through a consensus of the Domain Name Supporting Organization, and its constituencies, and the other Supporting Organizations, and adopted by the ICANN Board. We would be affected by such policies, but none have been adopted since the UDRP. We played a leading role in the drafting and implementation of the UDRP, and we intend to continue to play an active role in the development of future ICANN policies.

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

      o     the creation of additional gTLDs and ccTLDs;

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

Competition

      We believe that our industry experience, product and service offerings, customer service focus and broad and efficient distribution channels enable us to compete favorably in providing domain name registration services and ancillary products and services and in attracting advertisers. However, some of our competitors have greater name recognition, particularly in international markets, longer operational histories and greater financial, technical and managerial resources. Others may undertake extensive marketing campaigns for their brands and services, adopt aggressive pricing policies and/or make more attractive offers to potential distribution partners, advertisers and customers.

      Competition in the Domain Name Registration Industry. Our principal competitor in the market for domain name registration services is the VeriSign registrar. The VeriSign registrar has significant competitive advantages over all competitive registrars stemming from its legacy as the sole registrar for domain names in the .com, .net and .org domains prior to June 1999 and from VeriSign's continuing exclusive control over the .com, .net and .org registry. The barriers for other competitors seeking to enter the market as domain name registrars include developing the requisite technological infrastructure and meeting ICANN's accreditation requirements. As of February 25, 2002, 149 companies were accredited by ICANN to act as registrars in one or more gTLD. Not all of these accredited registrars are operational. Our competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars.

      The growth of the competitive registrars who have entered the industry and the continued introduction of competitive registrars into the domain name registration industry have made it difficult for us to maintain unit market share and, together with a reduction in the growth rate for the overall market for domain names, has contributed to a sequential quarterly decline in the number of paid registrations, transfers and renewals we performed from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. Many entrants into the domain name registration industry since we began operating as a paid registrar in June 1999 are offering domain name registration at prices lower than our own with minimal or no value-added products and services. These include competitors who offer domain name registration through bulk registrations, such as BulkRegister.com, a subsidiary of Alabanza, Inc., and registrars, such as Tucows, Inc. and Melbourne IT, that compete principally with our Global Partner Network by targeting indirect and wholesale distribution partners. In addition to other registrars, we face competition from such distribution partners who align themselves with accredited registrars to offer domain name registration services, including, among others, ISPs, web-hosting companies, telecommunications firms and Internet professional service firms.

      Competition with Respect to Our Online Products and Services. An important component of our business strategy is to offer value-added products and services that encourage customers to use our website for the development and maintenance of their online presence. The markets for our products and services are highly competitive. Other registrars have developed or entered into strategic relationships to offer products and services similar to those that we now provide, including our email, domain name forwarding, website hosting and domain name auctioning features, or products and services that we anticipate offering in the future. The acquisition by VeriSign of Network Solutions in June of 2000 has strengthened their competitive advantage by facilitating cross-marketing between the two companies and enabling the merged entity to couple its registration services with an expanded range of products and services that includes those offered by VeriSign. In addition to competing with other registrars, we also compete with many other providers of these products and services, including application service providers, Internet professional services firms and domain name resellers.

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

Intellectual Property and Proprietary Rights

      We believe that we are well positioned in the market for domain name registration and related products and services in part due to our highly recognized brand, register.com. We regard our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, third parties could obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States. We have several registered trademarks including Afternic(R) and FirstStepSite(R), and many other trademark registration applications pending, including for The First Step on the Web(TM) and WebSiteNow!(TM). All other trademarks and service marks used in this annual report are the property of their respective owners.

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

Employees

      As of December 31, 2001, we had approximately 360 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

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

      The domain name registration industry is young and rapidly evolving. Our role in this industry dates back only to February 1998, when we began providing a consumer interface for registering domain names by forwarding the information we gathered from the consumer to Network Solutions or the applicable country code registries. In June 1999, we began to compete directly with Network Solutions for registrations in the .com, .net and .org domains. More recently, we have started registering domain names in other gTLDs. Accordingly, we have only a limited operating history as a domain name registrar upon which our current business and prospects can be evaluated, and our operating results, since June 1999, are not comparable to our results for prior periods. In addition, the newly competitive and rapidly evolving nature of the domain name registration industry presents other risks and uncertainties that may affect our ability to implement our business plan successfully. We cannot assure you that we will adequately address these risks and uncertainties or that our business plan will be successful.

We have a history of losses and although we were profitable for the year ended December 31, 2000 and for the first half of 2001, we cannot assure you that we will achieve profitability again or sustain or increase positive cash flow in the future.

      Although we achieved profitability for the quarters ended December 31, 2000, March 31, 2001, June 30, 2001 and December 31, 2001, and for the year ended December 31, 2000, we were not profitable for the quarter ended September 30, 2001 or the year ended December 31, 2001. In addition, our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. We incurred losses from operations of approximately $9.7 million for the year ended December 31, 1999, $9.7 million for the year ended December 31, 2000 and $19.9 million for the year ended December 31, 2001. As of December 31, 2001 our accumulated deficit totaled $33.5 million. We anticipate that our operating expenses will increase in the foreseeable future as we explore strategic opportunities, develop new products and services, expand internationally, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. In addition, we anticipate that losses at RegistryPro and Virtual Internet will reduce our profitability in 2002. Accordingly, we cannot assure you that we will be able to achieve profitability again or sustain or increase our positive cash flow in the future.

We may not be able to maintain or improve our competitive position because of strong competition from VeriSign, Inc.

Network Solutions' authorization by the U.S. government to act as the sole domain name registrar prior to April 1999 in the .com, .net and .org domains gives VeriSign a significant competitive advantage in the domain name registration industry.

      Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com, .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, Network Solutions was acquired by VeriSign, Inc., a provider of Internet trust services. We face significant competition from VeriSign as we seek to increase our revenue from domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. The acquisition of Network Solutions by VeriSign has not only facilitated cross-marketing between the two companies, but it has also strengthened VeriSign's competitive advantage by enabling it to bundle registration services with an expanded range of products and services. As of December 31, 2001, the VeriSign registrar managed approximately 13.6 million domain name registrations, compared to approximately 3.3 million domain name registrations that we managed as of December 31, 2001. This leadership position together with VeriSign's broader array of products and service offerings and strong financial position, enable it to compete more effectively than most registrars in the formation of strategic partnerships, and the pursuit of acquisition targets. We cannot assure you that we will be able to overcome VeriSign's advantages and may therefore lose certain partnership and acquisition opportunities to VeriSign.

VeriSign's exclusive control over the registry for the .com, .net and .org domains has given it an advantage over all competitive registrars.

      On May 25, 2001, ICANN finalized agreements with VeriSign that supercede the original agreements between the parties and enable VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005 while retaining ownership and control over its registrar business. The agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates. VeriSign will also continue to operate the .org registry through December 2002 at which point that registry is intended to return to its status for use by non-profit organizations around the world.

      As the exclusive registry for these domains, VeriSign receives from us, and from every other competitive registrar, $6 per domain name per year. The substantial net revenues from these registry fees, and the certainty of receiving them, provide VeriSign significant advantages over any competitive registrar. The most recent ICANN-VeriSign agreements strengthen VeriSign's competitive advantage over us and other competitive registrars by securing VeriSign's ability to act as a registrar while it is the sole registry for the ..com, .net and .org domains and earns revenues from the fees competitive registrars pay. We cannot assure you that developments under these ICANN-VeriSign agreements, or any future amendments to them will not materially harm our business, financial condition and results of operation.

We also face competition from other competitive registrars and others in the domain name registration industry and expect this competition to continue to intensify.

Competition in the domain name registration services industry continues to intensify among the market participants.

      When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for .com, .net and .org domain names. Since the end of the testbed period on November 30, 1999, ICANN has continued to accredit new registrars. As of February 25, 2002, ICANN had accredited 149 competitive registrars, including us, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. We also face substantial competition from many resellers that are not accredited registrars but offer domain name registrations through a competing accredited registrar's system. The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry have made it difficult for us to maintain our unit market share during 2000 and 2001 and, together with a decline in the growth rate of the domain name registration market, contributed to a sequential quarterly decline in the number of paid domain name registrations, transfers and renewals we performed from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. If we begin again to experience a decline in paid domain name registrations, transfers and renewals our business, financial condition and results of operations could be materially adversely affected.

We face competition from competitive registrars and others in the domain name registration industry that may have longer operating histories, greater name recognition, particularly in international markets or greater resources.

      Our competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars. Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management and have a broad array of value-added products and services which they can bundle with domain name registrations. Our market position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition, particularly in international markets, and greater financial, technical, marketing, distribution and other resources than we do.

Increasing competition in the domain name registration industry could force us to reduce our prices for our core products and services, which would negatively impact our results of operations.

      In response to increasing competition in the domain name registration industry, we may be required, by market factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services. Some of our competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee for .com, .net and .org domains. During the year 2001, other competitors, including VeriSign, have reduced and may continue to reduce their pricing for domain name registrations both for short-term promotions and on a permanent basis. Further, some of our competitors have offered domain name registrations for free, deriving their revenues from other sources. Reducing the prices we charge for domain name registration services through our core register.com branded offerings in order to remain competitive could materially adversely affect our results of operations.

If the growth rate of the market for domain names continues to fall, our net revenues from domain name registrations may fall below anticipated levels.

      The domain name market is still in its early stages of development and we do not expect that it will experience the same high level of growth it has experienced in the past. As the market began to absorb the slow down in the growth and expansion of the Internet and Internet-related business and the decrease of speculative domain names discussed in the following risk factor, based on VeriSign press releases, the total number of .com, .net and .org domains in the registry increased only slightly from 28.2 million as of December 31, 2000 to 28.8 million as of December 31, 2001. The number of new .com, .net and .org domain names registered declined from 3.1 million in the first quarter of 2001 to 2.8 million in the second quarter of 2001 to 2.6 million in the third quarter of 2001 to 2.3 million in the fourth quarter of 2001. In addition, we expect the overall number of registrations in each new gTLD, such as .biz and ..info, will be significantly lower than that for .com registrations. The slow down in the overall market growth, together with increased competition, contributed to a sequential quarterly decline in the number of our paid domain name registrations, transfers and renewals from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. A resumption of this decline could materially adversely affect our business, results of operations and financial condition.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

      The growth of our business depends in great part on our customers' renewal of their domain name registrations through us. Our first expirations for .com, ..net and .org domain names occurred in January 2001. As such, we have only limited experience to date with registration renewals. Our renewal rate for paid registrations for the year ended December 31, 2001 was less than 50%. We believe that our renewal rates have been depressed by the high number of speculative registrations that occurred during the initial growth stage of the domain name registration industry in 1999 and 2000. During the third and fourth quarters of 2000 we offered one-year registrations at no charge or at significant discounts to our standard registration fees. We have experienced and anticipate very low renewal rates for these registrations and our total domain name registrations under management declined from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of December 31, 2001. We cannot predict the volume of registration renewals we should expect or assure you that those customers who will renew their registrations will do so through us. If we are unable to increase our overall renewal rate or number of new registrations, the combination of our customers deciding not to renew their registrations through us and the increase we have experienced in the transfers of registrations to other registrars will continue to have the cumulative effect of decreasing the number of domain name registrations under our management. This could cause our revenues from domain name registrations to decrease and could materially adversely affect our business, financial condition and results of operations.

If the introduction of new generic top level domains experience additional delays or if our customers turn to other registrars for their registration needs for new gTLDs, our business, financial condition and results of operations could be materially adversely affected.

      Intervening factors, including longer than expected contract negotiations, changes to terms of the registry's product offering and litigation, resulted in delays in the launches for the new gTLDs. The .biz, .info and .name registries have launched their registration services, however, the .pro registry is still finalizing its agreement with ICANN, prior to which it is not authorized to begin processing registrations. We cannot assure you that the .pro gTLD or any additional names will be finally approved and introduced in our expected time frame, or at all. Furthermore, we expect the overall number of registrations in each new gTLDs will be significantly lower than that for .com registrations and we cannot assure you that we will successfully market our capabilities with respect to new gTLDs or that customers will rely on us to provide registration services within these domains. Our business, financial condition and results of operations could be materially adversely affected if the new gTLDs are not successful, additional new top level domains are not introduced in a timely manner, or if substantial numbers of our customers turn to other registrars for their new gTLD registration needs.

The introduction of new generic top level domains may cause significant fluctuations in our results of operations, thereby making our future operating performance difficult to predict.

      We anticipate that with the introduction of each new gTLD, our number of new registrations will initially increase and then level off, which will have a corresponding affect on our net revenues and our cost of revenues. As a result, our operating results may fluctuate significantly in the future. If our expenses associated with their launch exceed the revenues we recognize from these opportunities, or if we have a shortfall in revenues in relation to our expenses, our business, financial condition and results of operations could be materially adversely affected.

We cannot assure you that the RegistryPro and Afilias ventures will be successful. In addition, we may incur additional capital expenditures to establish and develop their products and services. Such expenditures would reduce the financial resources we could use for our primary business.

      In November 2000, Afilias, LLC, a consortium of 18 ICANN-accredited registrars including us, was selected to operate a registry for the .info gTLD and RegistryPro, initially a joint venture between Virtual Internet plc and us, was selected to operate a registry for the .pro gTLD which will be exclusively for accredited professionals. In February 2002, we announced a recommended cash offer for all outstanding shares of Virtual Internet and we have since acquired approximately 97% of Virtual Internet's shares. While Afilias launched real time ..info registrations in October 2001, RegistryPro is still finalizing its contract with ICANN. In their early stages, these ventures will likely require additional infusions of capital as they establish themselves as registries of new top level domains. As they require further funding it may be difficult to obtain financing from outside sources, and we may have to invest our own capital to build systems to support each of Afilias and RegistryPro and to market their services. A lack of adequate funding could impact the registries' ability to launch their services or to promote the new top level domains in the marketplace once launched. We cannot accurately predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias and RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand is lower than anticipated, for these new gTLDs, or if the returns on our capital expenditures are lower than expected or take longer to materialize, our primary business, financial condition and results of operation could be materially adversely affected.

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

      Our revenues from advertising depend on the use of the Internet as an advertising and marketing medium. The Internet advertising market is relatively new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising are uncertain. If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive our websites to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our websites. Many of our current and potential customers have little experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing.

      We compete with websites and traditional advertising media for a share of advertisers' total advertising budgets. In recent quarters, the overall market for Internet advertising has been characterized by continuing and significant reduction in demand, a reduction or cancellation of advertising contracts, a significant increase in uncorrectable receivables from advertisers, and a significant reduction of Internet advertising budgets, especially by Internet-related companies. In addition, an increasing number of Internet-related companies have experienced deteriorating financial results and liquidity positions, and/or ceased operations or filed for bankruptcy protection, or may be expected to do so.

      For the year ended 2001, our advertising revenues were down 22.5% compared to the year ended December 31, 2000, and constituted 8.2% of our net revenues. The price we are able to charge for advertisements has been negatively impacted by the overall Internet advertising market, which negatively impacts our business. Given the current market conditions, our customers that are Internet-related companies may be anticipating or experiencing difficulty raising capital and therefore may elect to scale back the resources they devote to advertising. The softness in the market for Internet advertising coupled with the actual or perceived ineffectiveness of Internet advertising in general could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

      Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services related to domain name usage. We expect to incur significant costs in acquiring, developing and marketing these new products and services. We cannot assure you that we will be able to develop new products and services outside of our primary business and, if we are able to develop such products and services, that we will succeed in attaining the market's confidence in us as a reliable provider of these products and services. Our primary business, domain name registration services, generated 87% of our net revenues during the quarter ended December 31, 2001. If we fail to offer products and services that meet our customers' needs, or we do not provide products and services which are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset these related costs and we will remain dependent on domain name registrations as our primary source of revenue. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to provide our customer service staff with training and staffing sufficient to support our new products and services, we may lose customers who feel that their inquiries have not been adequately addressed. Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

Our acquisition strategy, and our recent acquisition of Virtual Internet plc, subjects us to significant risks, any of which could harm our business.

      Acquisitions, including our recent acquisition of Virtual Internet plc, involve a number of risks and present financial, managerial and operational challenges, including:

      o diversion of management attention from running our existing business;

      o increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees;

      o increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

      o adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions; and

      o potential disputes with the sellers of acquired businesses, technologies, services or products.

      We acquired Virtual Internet in March 2002 and are just commencing the integration process. We may not be successful in integrating the business, technology, operations and personnel of Virtual Internet or any other acquired company. Moreover, performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.

      Our recent acquisition of Virtual Internet presents a number of challenges, including:

      o We may not be able to increase revenues and/or cut expenses sufficiently to turn Virtual Internet profitable.

      o We face increased managerial and operational challenges due to the European location of Virtual Internet's operations.

      o Virtual Internet's web hosting business is not core to our operations, we have very limited experience with the web hosting industry and we may not achieve our objectives with respect to this business.

      For all these reasons, our pursuit of an overall acquisition and investment strategy or any individual acquisition or investment, including our recent acquisition of Virtual Internet, could have a material adverse effect on our business, financial condition and results of operations.

We recently expanded our business internationally. This expansion could expose us to business risks that could limit the effectiveness of our growth strategy and cause our results of operation to suffer.

      We recently expanded our business into international markets, through our acquisition of Virtual Internet which is based in the United Kingdom and has offices in France and Italy. Prior to this acquisition, our customer service operation in Nova Scotia was our only experience with operations outside of New York or the United States. Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing Virtual Internet's foreign personnel and operations will require significant management attention and financial resources. There are a number of risks associated with conducting our business internationally that could negatively impact our results of operation, including:

      o management and integration problems resulting from cultural differences;

      o     political and economic instability in some international markets;

      o     competition with foreign companies;

      o legal uncertainty regarding liability and compliance with foreign laws;

      o     currency fluctuations and exchange rates;

      o     potentially adverse taxes;

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

      Our expanded operations have placed a significant strain on our resources. In order to maintain our growth strategy, we have had to and will continue to expand all aspects of our business, including our computer systems, telecommunications systems and related infrastructure, customer service capabilities and sales and marketing efforts. The demands on our network infrastructure, technical staff and technical resources have grown rapidly with our expanding customer base, our expansion of operations to Canada, our acquisitions and the increasing complexity of our product and service offerings. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate these changes. Additionally, and as a result of this growth, we need to improve our financial and managerial controls, billing systems, reporting systems and procedures, and we need to, and will continue to, expand, train and manage our workforce. If we fail to manage our growth effectively, our business, financial condition and results of operation could be materially adversely affected.

If we are unable to attract and retain highly qualified management and technical personnel, our business may be harmed.

      Our success depends in large part on the contributions of our senior management team and technology personnel and in particular Richard D. Forman, our President and Chief Executive Officer. We compete with other technology and Internet companies in hiring and retaining qualified personnel. As a result, we may be unable to retain our employees or attract, integrate, train and retain other highly qualified employees in the future. Over the past years, we experienced high turnover among our employees and have added a significant number of new members to our management team. These individuals have not worked with one another before and may not be able to develop an effective working relationship. Moreover, our new managers are still learning about our company and our industry while working to expand our business into new areas. If our management team cannot work together effectively and cannot master the details of our business and our market, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel. The loss of services of these or any other executive officers or the loss of the services of other key employees could harm our business. In addition, if we fail to attract and successfully integrate new personnel, or retain and motivate our current personnel, our business, financial condition and results of operations could be materially adversely affected.

We cannot assure you that we will be able to generate revenues or profits from operations in the secondary market for domain names or that ICANN will not impose restrictions on the ability of accredited registrars to conduct business in this sector.

      The secondary market for domain names is still in its nascent stages of development. In September 2000, we acquired Afternic.com, Inc., a business which has only been in operation since September 1999. Through Afternic, we provide a secondary market for companies and individuals to buy and sell domain names, as well as appraisal and escrow services for these names. The growth of the secondary market did not meet our expectations and we did not generate the anticipated level of revenues. As a result, and because market conditions and attendant multiples used to estimate terminal values have become and remain significantly depressed since our acquisition of Afternic, our results for the quarter ended September 30, 2001 included a one-time $32.5 million write down of intangible assets associated with the acquisition of Afternic.

      In addition, we cannot be certain that ICANN will not impose certain terms and conditions on us relating to the integration of Afternic's secondary market operations with our current operations.

If we continue to incur expenses related to credit card chargebacks and refunds, our business, financial condition and results of operations could be materially adversely affected.

      A substantial majority of our revenues are obtained through online credit card transactions. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. If a significant percentage of our customers request refunds or chargebacks to their credit cards based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. Although we have implemented procedures to reduce fraudulent credit card transactions, we have a high rate of chargebacks or refunds. If we cannot decrease our rate of chargebacks or credit card refunds we experience, we may continue to experience a decrease of our net revenues, damage our relationship with customers, credit card issuers and processors, and our own creditors and in turn lose our ability to process certain credit card transactions.

If we fail to comply with the regulations of the country code registries or are unable to register domain names with those registries, our business could be materially adversely affected.

      Each of the country code registries requires registrars to comply with specific regulations. Many of these regulations vary from country code to country code. If we fail to comply with the regulations imposed by country code registries, these registries will likely prohibit us from registering or continuing to register domain names in their country codes. Further, in most cases, our rights to provide country code domain name registration services are not governed by written contract. In the case of our existing written contracts, there is uncertainty as to which country's law may govern. As a result, we cannot be certain that we will continue to be able to register domain names in the ccTLDs we currently offer. Any restrictions on our ability to offer domain name registrations in a significant number of country codes, or in a significant country, could materially adversely affect our business, financial condition and results of operations.

If country code registries cease operations or otherwise fail to process registrations or related information accurately, we would be unable to honor our subscriptions relating to those country codes.

      Country code registries may be administered by the host country, entrepreneurs or other third parties. If these registry businesses cease operations or otherwise fail to process domain name registrations or the related information in ccTLDs, we would be unable to honor the subscriptions of registrants who have registered, or are in the process of registering, domain names in the applicable ccTLD. If we are unable to honor a substantial number of subscriptions for our customers for any reason or if the country code registries fail to process our customers' registrations in a timely and accurate fashion, our business, financial condition and results of operations could be materially adversely affected.

We cannot assure you that our standard agreements will be enforceable.

      We rely on several agreements that govern the terms of the services we provide to our users, including, but not limited to, domain name registration and secondary market services. These agreements contain a number of provisions intended to limit our potential liability arising from our providing services for our customers including liability resulting from our failure to register or maintain domain names. As most of our customers use our services online, execution of our agreements by customers occurs electronically or, in the case of our terms of use, is deemed to occur because of a user's continued use of the website following notice of those terms. We believe that our reliance on these agreements is consistent with the practices in our industry, but if a court were to find that either one of these methods of execution is invalid or that key provisions of our services agreements are unenforceable, we could be subject to liability that could have a materially adverse effect on our business, financial condition and results of operations.

Our failure to register or maintain or renew the domain names that we process on behalf of our customers, may subject us to negative publicity or claims of loss, which could have a material adverse effect on our business.

      Clerical errors or systems failures have resulted in our failure to properly register or to maintain or renew the registration of domain names that we process on behalf of our customers. Our failure to properly register or to maintain or renew the registration of our customers' domain names, even if we are not at fault, may subject us to negative publicity or claims of loss, which, together with the costs associated with defending such claims, could have a material adverse effect on our business, financial condition and results of operations.

We may be held liable if third parties misappropriate our users' personal information.

      A fundamental requirement for online communications is the secure transmission of confidential information over public networks. If third parties succeed in penetrating our network security or otherwise misappropriate our customers' personal or credit card information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity, which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation.

      In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of personal information. The federal government has enacted legislation protecting the privacy of consumers' nonpublic personal information. We cannot assure you that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Our failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could make it cost-prohibitive to operate our business and prevent us from pursuing our business strategies.

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

We may not be able to protect and enforce our intellectual property rights or protect ourselves from the claims of third parties.

We may be unable to protect and enforce our intellectual property rights from infringement.

      We rely upon copyright, trade secret and trademark law, invention assignment agreements and confidentiality agreements to protect our proprietary technology and other assets, including software, applications and trademarks, and other intellectual property to the extent that protection is sought or secured at all. We do not currently have patents on any of our technologies or processes. While we typically enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution and use of our proprietary information, we cannot ensure that our efforts to protect our proprietary information will be adequate against infringement or misappropriation of our intellectual property by third parties, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

      We do not conduct comprehensive patent searches to determine whether our technology infringes patents held by others. In addition, technology development in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. There may be numerous patent applications pending, many of which are confidential when filed, with regard to technologies similar to our own. To date, we have not been notified that our technologies infringe the proprietary rights of any third parties. However, third parties may assert infringement claims against us with respect to past, current or future technologies, and these claims and any resultant litigation, should it occur, could subject us to significant liability for damages. Even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, if at all. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

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

      As a registrar of domain names, a provider of web-hosting services, and a participant in the secondary market for domain names, we may be subject to various claims, including claims from third parties asserting trademark infringement or dilution, unfair competition and violations of publicity and privacy rights, to the extent that such parties consider their rights to be violated by the registration of particular domain names by our users or our hosting of our users' websites or secondary market activities.

      For example, we provide an automated service enabling users to register domain names and do not monitor or review the content of such domain names. Users might register a domain names which, based on the nature and content of such domain names, could be considered obscene, hateful or defamatory, or which could infringe or dilute a third party's intellectual property. The law relating to the liability of registrars stemming from the activities of registrants in this regard is currently unsettled both within the United States and abroad, and the actions of our users may therefore expose us to significant liability. Even if we were to prevail in a dispute concerning such actions, litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention.

      In addition, the Anticybersquatting Consumer Protection Act was enacted in November 1999 to curtail a practice commonly known in the industry as "cybersquatting." A cybersquatter is generally defined in this Act as one who registers a domain name that is identical or similar to another party's trademark or the name of a living person, in each case with the bad faith intent to profit from use of the domain name. Cybersquatting is a problem that could be exacerbated with any additional top level domain names that may be established by ICANN. Although the Act states that registrars may not be held liable for registering or maintaining a domain name for another person absent a showing of the registrar's bad faith intent to profit from the use of the domain name, registrars may be held liable if they fail to comply promptly with procedural provisions under the Act. If we are held liable under this law, any liability could have a material adverse effect on our business, financial condition and results of operations.

      Although established case law and statutory law have, to date, shielded us from liability relating to cybersquatting registrations on our site in the primary registration market, this law remains new and unsettled in many jurisdictions and the application of these laws and precedent to the secondary market or other domain name registration related services is still undeveloped. Therefore, we cannot predict what our potential liabilities may be with respect to allegations that our participation in the secondary market facilitates cybersquatting. Any determination that our secondary market activities or other domain name registration related services facilitate cybersquatting could have a material adverse effect on our business, financial condition and results of operations.

General economic trends and the events of September 11, 2001 may reduce our sales.

      Our sales are subject to risks arising from adverse changes in domestic and global economic conditions and fluctuations in consumer confidence and spending. As such, our sales may decline as a result of factors outside of our control, such as acts of war and terrorism. Although there was a general economic slowdown prior to the events of September 11, 2001, this slowdown was more pronounced thereafter and may worsen depending upon future events occurring in response to September 11, 2001. These events include, without limitation, global perception of the United States' response to the events of September 11, 2001, continued involvement of the United States in armed conflicts and retaliatory terrorist attacks against United States targets. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. If the current economic slowdown continues, or worsens or if any of these events occur our sales may decline and our business, financial condition and results of operations may be adversely affected.

                Risks Related to Our Technology and the Internet

Systems disruptions and failures could cause our customers and advertisers to become dissatisfied with us and may impair our business.

Our customers, advertisers and business alliances may become dissatisfied with our products and services due to interruptions in access to our website.

      Our ability to maintain our computer and telecommunications equipment in working order and to reasonably protect them from interruption is critical to our success. Our website must accommodate a high volume of traffic and deliver frequently updated information. Our website has in the past experienced slower response times as a result of increased traffic. We have conducted planned site outages and experienced unplanned site outages with minimal impact on our business. If we were to experience a substantial increase in traffic and fail to increase our capacity, our customers would experience slower response times or disruptions in service. Our customers, advertisers and business partners may become dissatisfied by any systems failure that interrupts our ability to provide our products and services to them. Substantial or repeated system failures would significantly reduce the attractiveness of our website and could cause our customers, advertisers and business partners to switch to another domain name registration service provider.

Our customers, advertisers and business partners may become dissatisfied with our products and services due to interruptions in our access to the registration systems of generic top level domain or country code registries.

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

      Our customers depend on ISPs, online service providers and others to access our websites. Many of these parties have experienced outages and could in the future experience outages, delays and other difficulties due to systems failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied customers, advertisers or parties to our strategic alliances, or may be inadequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Our business could be materially harmed by any system failure, security breach or other damage that interrupts or delays our operations.

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

      Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at any of our facilities including our hosting facilities, could result in lengthy interruptions in our services. This risk has increased since Exodus Communications, Inc., which operates our New Jersey hosting facility, filed for Chapter 11 protection under the federal bankruptcy laws in September 2001. In addition, the failure by Exodus or our other hosting facilities to provide our required data communications or any damage to or failure of our systems could result in interruptions in our service. Such interruptions would reduce our revenues and profits, and our future revenues and profits would be harmed if our users were to believe that our systems are unreliable. In addition, our business interruption insurance may not be adequate to compensate us for losses that may occur. Accordingly, any significant damage to our systems or disruption in our ability to provide our services would have a material adverse effect on our business, financial condition and results of operations.

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

      Our success depends upon the continued development and acceptance of the Internet as a widely used medium for commerce and communication. Rapid growth in the uses of and interest in the Internet is a relatively recent phenomenon, and we cannot assure you that use of the Internet will continue to grow at its current pace. A number of factors could prevent continued growth, development and acceptance, including:

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

      On November 28, 2001, President Bush signed the Internet Tax Nondiscrimination Act, which limits the ability of the states to impose taxes on Internet-based transactions. While this legislation provides significant benefits to Internet-based businesses, it will expire on November 1, 2003 and if not renewed, would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could materially adversely affect our business, financial condition and results of operations.

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

      As of March 1, 2002, our directors, executive officers and principal stockholders beneficially owned approximately 25% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

      Currently 35,002 shares of common stock held by the former stockholders of Inabox are subject to lock-up agreements with us pursuant to which 11,667 unregistered shares will be released from the lock-up on a monthly basis until the expiration of the lock-up agreement on June 4, 2002. In addition, as of February 15, 2002, 1,004,147 shares of common stock held by the former stockholders of Afternic.com are also subject to lock-up agreements and will be released on a monthly basis until the expiration of the lock-up agreements on September 15, 2004. Of the 1,004,147 shares, 2,796 shares are covered by a registration statement and 29,596 are not covered by a registration statement. Additionally, a number of holders of our common stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Item 2. Properties.

      We currently lease approximately 31,000 square feet of space in one location in New York City, New York under a contract that expires in 2009. We recently entered into a lease for approximately 10,000 additional square feet in the same location under a contract that expires in 2003. We have also entered into a three year lease for 6,500 square feet of space in Maryland under a contract that expires in 2004. In addition, we have entered into a five year lease, renewable for up to an additional ten years, for 20,000 square feet of space in Nova Scotia, Canada. Virtual Internet, our newly acquired subsidiary, owns approximately 2,000 square feet of space in London, England. In addition, Virtual Internet leases approximately 12,000 square feet of space in London under contracts that expire on dates ranging from 2002 through 2006. We believe that this space will meet our needs for at least twelve months.

Item 3. Legal Proceedings.

      In November 2001, the Company, its Chairman, President, Chief Executive Officer Richard D. Forman, former Vice President of Finance and Accounting Alan
G. Breitman, Goldman Sachs & Co. and Lehman Brothers, Inc, two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the IPO. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We intend vigorously to defend the action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint.

      Although there are other various claims, lawsuits and pending actions against us incidental to the operation of our business, we do not believe they are material legal proceedings and we are not aware of any other pending or threatened litigation that we would reasonably expect to affect our business materially and adversely.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the fourth quarter of 2001.

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

                                                           High           Low
                                                           ----           ---
            Year Ending December 31, 2001:
                Fourth Quarter                          $  12.00       $   7.27
                Third Quarter                              14.77           8.30
                Second Quarter                             15.50           5.16
                First Quarter                               8.25           5.00

            Year Ending December 31, 2000:
                Fourth Quarter                          $   9.47       $   5.00
                Third Quarter                              38.75           6.56
                Second Quarter                             69.63          18.86
                First Quarter (since March 3)             116.00          24.00

On March 21, 2002, the last sale price of our common stock reported by the Nasdaq National Market was $8.77 per share. As of March 5, 2002, we had approximately 109 holders of record of our common stock.

                                DIVIDEND POLICY

      We have never declared or paid any cash dividends on our common stock. We currently anticipate retaining any future earnings for the development and operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

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

                                                                    Year Ended December 31,
                                            -----------------------------------------------------------------------------
                                                 2001            2000             1999            1998            1997
                                            -------------    -------------    ------------    ------------    -----------
Statement of Operations Data:
  Net revenues ..........................   $ 116,280,759    $  86,109,514    $  9,644,552    $  1,319,359    $   713,263
  Cost of revenues ......................      34,790,136       23,868,757       3,082,499         461,152        191,539
                                            -------------    -------------    ------------    ------------    -----------
  Gross profit ..........................      81,490,623       62,240,757       6,562,053         858,207        521,724
                                            -------------    -------------    ------------    ------------    -----------
  Operating expenses:
       Sales and marketing ..............      33,531,706       47,311,275       7,149,693         863,720        366,975
       Research and development .........       7,740,645        5,580,131       1,767,158         276,687         71,471
    General and administrative
      (including non-cash compensation of
      $1,771,104, $2,173,422, $4,929,200,
      $149,682, and $0, respectively) ...      14,769,678       13,433,737       7,309,390         945,107        263,017
  Amortization of goodwill and
     other intangibles ..................      45,298,619        5,582,202              --              --             --
                                            -------------    -------------    ------------    ------------    -----------
  Total operating expenses ..............     101,340,648       71,907,345      16,226,241       2,085,514        701,463
                                            -------------    -------------    ------------    ------------    -----------
Loss from operations ....................     (19,850,025)      (9,666,588)     (9,664,188)     (1,227,307)      (179,739)
Other income (expenses), net ............       8,663,665        9,519,597         887,270          66,559        (25,787)
Gain on sale of investment ..............              --        4,603,457              --              --             --
Income tax expense ......................     (10,400,302)      (4,186,658)             --              --             --
                                            -------------    -------------    ------------    ------------    -----------
Net (loss) income .......................   $ (21,586,662)   $     269,808    $ (8,776,918)   $ (1,160,748)   $  (205,526)
                                            =============    =============    ============    ============    ===========
Basic (loss) earnings per share .........   $       (0.58)   $        0.01    $      (0.46)   $      (0.07)   $     (0.02)
                                            =============    =============    ============    ============    ===========
Weighted average shares used in
   basic (loss) earnings per share ......      37,424,379       31,393,613      19,117,027      15,697,013      8,884,709
                                            =============    =============    ============    ============    ===========
Diluted (loss) earnings per share .......   $       (0.58)   $        0.01    $      (0.46)   $      (0.07)   $     (0.02)
                                            =============    =============    ============    ============    ===========
Weighted average shares used in
   diluted (loss) earnings per share ....      37,424,379       39,183,902      19,117,027      15,697,013      8,884,709
                                            =============    =============    ============    ============    ===========

                                                                              December 31,
                                            -----------------------------------------------------------------------------
                                                 2001            2000             1999            1998            1997
                                            -------------    -------------    ------------    ------------    -----------
Balance Sheet Data:
   Cash and cash equivalents ............   $  61,932,096    $  60,155,747    $ 40,944,122    $  1,284,684    $    60,845
   Short-term investments ...............      78,185,921       65,283,178       4,723,050              --             --
   Working capital (deficiency) .........     120,591,414       92,159,845      29,813,357         569,616     (1,131,173)
   Available-for-sale securities ........      57,651,023       47,980,150              --              --             --
   Total assets .........................     268,788,653      292,616,635      68,336,046       1,611,025        180,786
   Total deferred revenues ..............      77,378,268       88,516,215      32,101,232         113,527         32,038
   Total liabilities ....................      93,195,676      103,722,134      46,423,191         788,245      1,243,457
   Stockholders' equity (deficit) .......   $ 175,592,977    $ 188,894,501    $ 21,912,855    $    822,780    $(1,062,671)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Significant Accounting Policies

      We are a provider of global domain name registration and Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as part of the infrastructure for Internet communications, including websites, email, audio, video and telephony.

      We began processing registrations in the generic top level domains (gTLD) ..com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.3 million domain name registrations under management as of December 31, 2001. Currently, we register, renew and transfer domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 250 country code top level domains (ccTLDs), such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan.

      We believe that we offer a quick and user-friendly registration process as well as responsive and reliable customer support. We also offer a suite of value-added products and services targeted to assist our customers in developing and maintaining their online identities, including:

          Products and Services                   Products and Services
             Provided by Us                            Resold By Us

o     website-creation tools under      o     email
      the names FirstStepSite(R)and
      WebSiteNow!(TM)

o     intellectual property and         o     search engine submission
      brand protection services               services
      related to domain names

o     domain name re-sale services,     o     digital certificates
      such as auctions, appraisals
      and escrow services, offered
      through our subsidiary
      Afternic.com

      Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brand and identity across the world and other online activities. Our mission is to become the preferred partner for customers who seek to create, enhance and manage their Internet presence.

      Our retail customers are typically small to medium-size businesses as well as small office/home office and individuals. Generally, these customers purchase domain name registration services directly from our website at www.register.com. Our Corporate Services division provides domain name registration and related products and services to large corporations enterprises with specialized registration needs including global registration and management services, brand and trademark protection and enhanced security.

      In order to extend our distribution we maintain a Global Partner Network of Internet Service Providers (ISPs), web-hosting companies, telecom carriers, web portals and other e-businesses. Using our flexible software solutions, these companies are authorized to resell our domain name registration services and related products and services to their customers.

      Recently we launched Registry Advantage(TM), a domain registry solution, to enable registries of all sizes to take advantage of our systems on an outsourced basis, and offering them a full domain registry solution.

      Through our RegistryPro subsidiary, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. RegistryPro is still finalizing contract negotiations with ICANN on which its launch is dependent. We also have a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new gTLD .info which went live in October 2001.

      We are the successor by merger to Forman Interactive Corp. Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began offering web-hosting and related products and services in 1997. In February 1998, we began to distribute domain names for free and, to a lesser extent, on a commission basis when we distributed domain names for international registrars and registries. In April 1999, we commenced offering registration services for ccTLDs. On June 23, 1999, Forman Interactive merged with and into Register.com, Inc. and we began operating as a paid registrar in the .com, .net and .org domains. In June 2000, we acquired Inabox, Inc. and we used Inabox's software to develop our FirstStepSite(R), WebsiteNOW!(TM) products and My.register.com, one of the reseller solutions offered to our Global Partner Network. We acquired Inabox, Inc. for approximately $1.0 million in cash and 280,019 shares of our common stock. In September 2000, we acquired Afternic.com, Inc., a leading secondary market exchange for domain names, for approximately $10.0 million cash and 4,378,289 shares of our common stock. Each of these transactions was accounted for using the purchase method of accounting. As a result, the financial results of Inabox and Afternic.com are consolidated with our financial results from the dates of their respective acquisitions.

Recent Event - Acquisition of Virtual Internet plc

      On February 1, 2002, through one of our newly established subsidiaries, Register.com (U.K.) Limited, we announced a recommended cash offer for all outstanding shares of Virtual Internet plc. The offer valued Virtual Internet at approximately (pound)11.99 million (approximately $16.9 million). Our offer was declared unconditional on February 22, 2002 and we have purchased all shares tendered prior to that date. Together with shares we had acquired in the market directly, we currently own approximately 97% of Virtual Internet's shares. Our offer for the remaining shares will close on March 27, 2002. To the extent any shares are not tendered by March 27, 2002, we expect to acquire such shares through the compulsory acquisition procedure pursuant to the U.K. Companies Act. Virtual Internet shareholders, other than shareholders in certain jurisdictions outside of the U.K., were given the opportunity to elect to receive loan notes to be issued by Register.com (U.K.) Limited in exchange for their Virtual Internet shares. For the year ended October 31, 2001 under U.K. generally accepted accounting principles, Virtual Internet's turnover and gross profit amounted to (pound)9.3 million and (pound)6.5 million (approximately $13.1 and $9.2 million), respectively, and it reported loss for the same period of (pound)19.7 million (approximately $27.8 million).

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

      Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. If a significant percentage of customers request refunds or chargebacks to their credit cards based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. As a result, we must estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period. In determining our estimate, we review historical rates of credit card chargebacks, current economic trends and changes in acceptance of our products and services on a monthly basis. Deferred revenues and net revenues are presented net of provisions recorded for potential chargebacks.

      In addition to our standard registration fees published on our www.register.com website, we have a number of different fee structures for our domain name registration services. Our Corporate Services division delivers a diversified range of higher-priced services for our corporate customers and extends volume-based discounts for domain name registrations and transfers. We pay referral commissions based on a percentage of the net registration revenues derived from registrations processed through certain participants in our Global Partner Network and those we process through our www.register.com website referred to us by participants in our affiliate network. Other participants in our Global Partner Network (those who use our My.register.com(TM) and TPP interfaces) pay us a fee per registration, discounted off of our standard registration fee.

      Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue when we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment via credit card for all online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period while recognizing the revenues over the registration period. For some of our customers who register domain names through our Corporate Services division and for some participants in our Global Partner Network, we establish lines of credit based on credit worthiness.

      We believe that the high growth rate experienced in the domain name registration market in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the recognition by businesses that they needed to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them rather than putting them to use; and (iii) extremely strong growth in new business start-ups in the Internet sector. In late 2000, the domain name registration market's growth rate began to decrease; and in the fourth quarter of 2001, the overall number of .com, .net and .org gTLDs in the registry decreased from 32 million as of September 30, 2001 to 28.8 million as of December 31, 2001. This is due, in large part, to the large number of names which were registered in 1999 and 2000, by domain name speculators who register names with the intention of reselling them rather than putting them to use. Because we had a significant number of such speculative names registered through various aggressive promotions on our NameDemo.com services, which we discontinued in February 2001, in the fourth quarter of 2001 a significant percentage of the domain name registrations managed by us were not renewed and lapsed. This resulted in a decrease of our total names under management from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of December 31, 2001.

      Our number of paid domain name registrations, renewals and transfers, decreased sequentially each quarter from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. Looking forward, we believe that the introduction of new gTLDs will be an important driver of the future growth of the domain name registration market. We believe that there will be a natural absorption of the new gTLDs and that anything in excess of this absorption will be primarily a function of the success of our marketing efforts. Consequently, we anticipate that as each new gTLD is introduced, there will be an initial increase in new registrations, which will level off over time. Registration renewals contribute to our revenues from domain name registrations as our customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations. Over time, as the percentage of names held by speculators decreases, we expect to see an increase in renewal rates across the industry. Taking into account all of these dynamics, we anticipate that revenues from domain name registrations will remain relatively flat for the short term, but will increase over time if our marketing efforts are successful. We also anticipate that revenue from domain names will continue to be the largest component of our revenues.

      Online products and services, which primarily consist of intellectual property services related to the introduction of new gTLDs, applications for new gTLDs, email, domain name forwarding, web-hosting, site submission to search engines and software, are sold either as one time offerings or annual or monthly subscriptions, depending on the product or service offering. These revenues are recognized ratably over the period in which we provide our services. Our software revenues consist solely of software sales by our Inabox subsidiary. To date, these software revenues have not been material and we do not expect these revenues to be material for the foreseeable future. We offer web-hosting through our own servers and through web-hosting services provided by third parties. In 1999, we shifted our business model and have chosen to direct our resources toward our domain name registration business and not toward our own web-hosting business. As such, while we continue to offer our own legacy web-hosting services, we do not actively promote this service and, therefore, do not anticipate significant revenue growth from our own web-hosting service in future periods. We intend, however, to continue actively promoting web-hosting services provided by third parties.

      From May 2001 through September 2001, we offered Brand Protection Plans for .biz and domain name applications for .biz and .info. The .info registry began offering real-time registration services on October 1, 2001 and .biz began offering real-time registration services on November 7, 2001. The Brand Protection Plan included IP (Intellectual Property) claim filing and notification services, domain name application submissions and the registration of the .biz domain name should the customer obtain it. Revenues from domain name applications, which may or may not result in domain registrations, and related services for both .biz and .info were recognized upon the sale of the applications and related services. In the fourth quarter 2001, we decided to refund approximately $700,000 of .biz applications sold in the third quarter due to the registry's decision, announced in the fourth quarter, to cancel these applications and to establish a new process to register the affected names. Revenue opportunities from other products and services may arise from time to time in connection with the sale of intellectual property related services associated with the introduction of new top level domain names. To date, these products and services have been designed by the different new gTLD registries and, as such, we cannot be certain as to which opportunities will arise nor the success we will meet in selling these products and services.

      Advertising revenues are derived from the sale of sponsorships and banner advertisements under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

      Our cost of revenues consists of the costs associated with providing domain name registrations and online products and services. Cost of revenues for domain name registrations primarily consists of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz and .info domain name registration to $6 per year for each .com, .net and .org domain name registration and registry fees of approximately $5 to $160 for one- or two-year country code domain name registrations. The largest component of our cost of revenues is the registry fees which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

      Cost of revenues for our online products and services consists of fees paid to third-party service providers, depreciation on the equipment used to deliver the services, fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. The cost of revenues for online products and services are recognized ratably over the periods in which the services are provided.

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

Operating Expenses

      Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization of goodwill and other intangible assets. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, registry fees associated with the domain names registered through NameDemo.com (discontinued in February 2002) or as part of our promotional campaigns which offered free registrations and, to a lesser extent, commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services and quality assurance. General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees and bad debt accruals. Non-cash compensation expenses are related to grants of stock options and warrants made to employees, directors, consultants and vendors. Facilities expenses are allocated across our different operating expense categories. In addition to the $1.8 million, $2.2 million and $4.9 million of non-cash compensation expenses recorded in 2001, 2000 and 1999, respectively, we will record approximately $2.9 million in additional non-cash compensation charges through 2005 as follows: $1.8 million in 2002, $830,000 in 2003, $100,000 in 2004 and $164,000 in 2005 and thereafter. These charges primarily relate to the issuance of employee stock options having exercise prices below fair market value on the date of grant. The non-cash compensation charges will reduce our earnings or increase our losses, as applicable, in future periods.

      We review our goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important in reviewing our goodwill and other intangible assets for impairment include significant changes in historical or projected operating results, significant changes in the manner of use of acquired assets or the strategy for our business, and significant negative industry or economic trends. When we determine that the carrying amount of our goodwill and other intangible assets may not be recoverable, we measure any impairment based upon the estimated future discounted cash flows, using a discount rate commensurate with current industry trends.

      Due to a significantly lower than expected demand for Afternic's services experienced in the first year following the acquisition, as well as the fact that market conditions and attendant multiples used to estimate terminal values have become and remain significantly depressed since our acquisition of Afternic, we concluded that an other than temporary impairment of goodwill had occurred. As a result, we recorded an impairment charge in the quarter ended September 30, 2001, in the approximate amount of $32.5 million.

Income Taxes

      In preparing our financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes, the most significant of which is deferred revenue. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Losses)

      We incurred net losses of $21.6 million and $8.8 million for the years ended December 31, 2001 and 1999, respectively. We had net income of $270,000 for the year ended December 31, 2000. Our net loss for 2001 included a one-time write down of approximately $32.5 million of intangible assets associated with the acquisition of Afternic and the reversal of a tax valuation allowance of $2.5 million. Although we achieved profitability for the year ended December 31, 2000, this profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company combined with interest income. We anticipate that our operating expenses will increase in the foreseeable future as we explore strategic opportunities, develop new products and services, expand internationally, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. Furthermore, we anticipate that losses at RegistryPro and Virtual Internet plc will reduce our profitability in 2002.

Results of Operations

Years Ended December 31, 2001 and 2000

Net Revenues

      Total net revenues increased from $86.1 million for 2000 to $116.3 million for 2001.

      Domain name registrations. Revenues from domain name registrations increased 42.8% from the $70.8 million for 2000 to $101.4 million for 2001. Revenues from sales of new renewed and transferred domain name registrations in the current period were lower. This decrease was offset by the recognition of a greater amount of deferred revenue during 2001 as compared to the amount recognized during 2000. We had a net decrease in deferred revenue during 2001 of $11.1 million as compared to a $56.4 million increase in deferred revenue for 2000. The decrease was primarily the result of the decrease in paid new domain registrations since March 31, 2000 as compared to the increase in paid new domain registrations for the periods prior to March 31, 2000, as well as lower average registration term in the current period. We had $77.4 million of deferred revenue at December 31, 2001, decreasing from $88.5 million at December 31, 2000.

      Online Products and Services. Revenues from online products and services increased 87.4% from $3.0 million for 2000 to $5.5 million for 2001. The increase resulted primarily from sales of Brand Protection Plans and .biz and ..info domain name applications.

      Advertising. Revenues from advertising decreased 22.5% from $12.3 million for 2000 to $9.4 million for 2001, primarily from the decreased rates and volume of advertising and sponsorships sold on our www.register.com, FirstStepSite(R) and other web pages. We anticipate that revenues from advertising in future periods will remain stable as we continue to face increasing challenges in the Internet advertising market.

Cost of Revenues

      Total cost of revenues increased from $23.9 million for 2000 to $34.8 million for 2001.

      Cost of Domain Name Registrations. Cost of domain name registrations increased 40.5% from $23.5 million for 2000 to $33.0 million for 2001. The dollar amounts of registry fees paid were lower in the current period. This decrease was offset by the recognition of a significantly greater amount of prepaid registry fees during 2001 as compared to the amounts recognized during 2000. We anticipate that the cost of revenues for domain name registrations will track our revenue from domain name registrations and continue to be the largest component of our cost of revenues.

      Cost of Online Products and Services. Cost of online products and services increased 362.5% from $390,000 for 2000 to $1.8 million for 2001 primarily due to fees paid to the .biz registry in connection with sales of our Brand Protection Plans and .biz domain name applications.

Operating Expenses

      Total operating expenses increased from $71.9 million for 2000 to $101.3 million for 2001.

      Sales and Marketing. Sales and marketing expenses decreased 29.1% from $47.3 million for 2000 to $33.5 million for 2001. The decrease was primarily due to a decrease in media advertising. In addition, sales and marketing expenses for 2000 included registry fees associated with free registrations effected through promotional campaigns run principally in September 2000 and registrations effected through NameDemo.com, which we stopped accepting in February 2001. We anticipate that sales and marketing expenses for 2002 will show an increase as compared to 2001 as we market new products and services in accordance with our customer segmentation strategy and expand into new markets.

      Research and Development. Research and development expenses increased 38.7% from $5.6 million for 2000 to $7.7 million for 2001. The increase resulted primarily from salaries associated with new personnel in technology to support our growth. We anticipate that research and development expenses will continue to increase as we develop and modify our systems to accommodate growth in our business.

      General and Administrative. General and administrative expenses increased 9.9% from $13.4 million for 2000 to $14.8 million for 2001. The increase was primarily due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. We expect that our general and administrative expenses will increase as appropriate to support our overall growth. Non-cash compensation expenses, included herein, decreased from $2.2 million for 2000 to $1.8 million for 2001. The non-cash compensation expenses were primarily attributable to the amortization of deferred compensation related to employee stock options. Based principally on grants of stock options and warrants made to date, we will record approximately $2.9 million of non-cash compensation charges in future periods as follows: $1.8 million in 2002, $830,000 in 2003, $100,000 in 2004 and $164,000 in 2005 and
thereafter.

      Amortization and write-down of Goodwill and Other Intangibles. Amortization and write-down of goodwill and other intangibles increased from $5.6 million for 2000 to $45.3 million for 2001. The amortization and write-down of goodwill and other intangibles are related to the acquisitions of Inabox in June 2000 and Afternic in September 2000, and includes an impairment charge recorded in the quarter ended September 30, 2001 in the approximate amount of $32.5 million. In addition to the impairment charge, amortization of goodwill was higher in 2001 as compared to 2000 because the current period includes a full year of amortization for both acquisitions. In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we ceased amortization of goodwill effective January 1, 2002.

Other Income, Net

      Other Income (expenses), net. Other income, net, which consisted primarily of interest income, net of interest expense, decreased from $9.5 million for 2000 to $8.7 million for 2001. The decrease was primarily due to a shift in our portfolio from higher rate taxable securities to lower rate tax exempt securities and lower interest rates in the current period.

      Gain on Sale of Investment. Gain on sale of investment of $4.6 million for 2000 was the result of the gain on sale of shares of a private company after that company was acquired by a public company. We had no gain on sale of investment in 2001.

Income Tax Expense

      The provision for income taxes was $10.4 million for 2001, which includes the reversal of $2.6 million in valuation reserves previously recorded as a deferred tax asset. Amortization and write-down of goodwill and other intangibles is not deductible for income tax purposes. Income tax expense for 2000 was $4.2 million.

Net Income (loss)

      Net loss for 2001 was $21.6 million compared to a net income of $270,000 for 2000.

Years Ended December 31, 2000 and 1999

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

      Domain name registrations. Revenues from domain name registrations increased from $4.5 million for 1999 to $70.8 million for 2000. This increase was primarily due to the shift in our business from serving as a distributor of domain names to serving as a registrar for generic top-level domain names in June 1999. Additionally, we had $32.1 million of deferred revenue at December 31, 1999, increasing to $88.5 million at December 31, 2000.

      Online Products and Services. Revenues from online products and services increased 42.9% from $2.1 million for 1999 to $3.0 million for 2000. The increase resulted primarily from increased sales of email and domain name forwarding services.

      Advertising. Revenues from advertising increased from $3.1 million for 1999 to $12.3 million for 2000, primarily from the increased number of page views and the volume of advertising and sponsorships sold on our www.register.com, FirstStepSite(R) and other web pages.

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

      Sales and Marketing. Sales and marketing expenses increased from $7.1 million for 1999 to $47.3 million for 2000. The increase was primarily due to the costs associated with our radio, print media and television advertising campaigns. The radio and print campaign was launched in September 1999, while the television campaign began in May 2000. The increase is also due to (i) salaries associated with newly hired sales, marketing and customer service professionals and (ii) the registry fees associated with (a) registrations affected through NameDemo.com (which was launched in August 2000) and (b) free registrations offered through promotional campaigns run principally in September 2000.

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

Quarterly Results of Operations

      The following table sets forth selected unaudited quarterly statements of operations data, in dollar amounts and as percentages of net revenue, for the four quarters ended December 31, 2001 and for the four quarters ended December 31, 2000. In our opinion this information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this annual statement, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The quarterly data should be read with our financial statements and the notes to those statements appearing elsewhere in this annual statement and in our prospectus. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                          Three Months Ended
                             ----------------------------------------------------------------------------
                               December        September       June 30,        March 31,       December
                               31, 2001        30, 2001          2001            2001          31, 2000
                             ------------    ------------    ------------    ------------    ------------
                                                            (in thousands)
Net revenues .............   $     26,103    $     29,532    $     29,987    $     30,660    $     28,870
Cost of revenues .........          7,377          10,323           8,640           8,451           7,935
                             ------------    ------------    ------------    ------------    ------------
Gross profit .............         18,726          19,209          21,347          22,209          20,935
                             ------------    ------------    ------------    ------------    ------------
Operating costs and
   expenses
   Sales and marketing ...         10,254           6,549           8,500           8,210          10,849
   Research and
     development .........          2,028           1,684           2,043           1,986           2,272
   General and
     administrative
     (including non-cash
     compensation of
     $453, $452, $441,
     $424, $438, $445,
     $458, and $832,
     respectively) .......          3,037           3,945           3,463           4,343           4,738
   Amortization of
     goodwill and other
     intangibles .........          1,140          36,402           3,874           3,882           3,894
                             ------------    ------------    ------------    ------------    ------------
Total operating costs and
   expenses ..............         16,459          48,580          17,880          18,421          21,753
                             ------------    ------------    ------------    ------------    ------------
Income (loss) from
   operations ............          2,267         (29,371)          3,467           3,788            (818)
Other income (expenses),
   net ...................          2,002           1,899           2,288           2,475           2,799
Gain on sale of investment             --              --              --              --           4,603

Income tax expense .......         (1,026)         (1,318)         (3,745)         (4,312)         (4,187)
                             ------------    ------------    ------------    ------------    ------------
Net income (loss) ........   $      3,243    $    (28,790)   $      2,010    $      1,951    $      2,397
                             ============    ============    ============    ============    ============
  Basic (loss) earnings
     per share ...........   $       0.09    $      (0.77)   $       0.05    $       0.05    $       0.07
                             ============    ============    ============    ============    ============
  Weighted average shares
     used in basic (loss)
     earnings per share ..     38,088,771      37,603,345      37,086,091      36,896,280      36,775,701
                             ============    ============    ============    ============    ============
  Diluted (loss) earnings
     per share ...........   $       0.07    $      (0.77)   $       0.05    $       0.04    $       0.06
                             ============    ============    ============    ============    ============

                                           Three Months Ended
                             --------------------------------------------
                               September         June          March 31,
                               30, 2000        30, 2000          2000
                             ------------    ------------    ------------
                                            (in thousands)
Net revenues .............   $     24,572    $     20,250    $     12,418
Cost of revenues .........          6,546           5,287           4,101
                             ------------    ------------    ------------
Gross profit .............         18,026          14,963           8,317
                             ------------    ------------    ------------
Operating costs and
   expenses
   Sales and marketing ...         14,309          14,980           7,173
   Research and
     development .........          1,354           1,236             718
   General and
     administrative
     (including non-cash
     compensation of
     $453, $452, $441,
     $424, $438, $445,
     $458, and $832,
     respectively) .......          4,064           2,102           2,530
   Amortization of
     goodwill and other
     intangibles .........          1,390             299              --
                             ------------    ------------    ------------
Total operating costs and
   expenses ..............         21,117          18,617          10,421
                             ------------    ------------    ------------
Income (loss) from
   operations ............         (3,091)         (3,654)         (2,104)
Other income (expenses),
   net ...................          2,946           2,662           1,113
Gain on sale of investment             --              --              --

Income tax expense .......             --              --              --
                             ------------    ------------    ------------
Net income (loss) ........   $       (145)   $       (992)   $       (991)
                             ============    ============    ============
  Basic (loss) earnings
     per share ...........   $      (0.00)   $      (0.03)   $      (0.04)
                             ============    ============    ============
  Weighted average shares
     used in basic (loss)
     earnings per share ..     32,810,931      31,623,494      24,180,105
                             ============    ============    ============
  Diluted (loss) earnings
     per share ...........   $      (0.00)   $      (0.03)   $      (0.04)
                             ============    ============    ============

                                                          Three Months Ended
                             ----------------------------------------------------------------------------
                               December        September       June 30,       March 31,        December
                               31, 2001        30, 2001          2001           2001           31, 2000
                             ------------    ------------    ------------    ------------    ------------
                                                             (in thousands)
  Weighted average shares
     used in diluted
     (loss) earnings per
     share ...............     45,019,140      37,603,345      43,919,019      43,466,795      42,763,561
                             ============    ============    ============    ============    ============

                                           Three Months Ended
                             --------------------------------------------
                               September         June          March 31,
                               30, 2000        30, 2000          2000
                             ------------    ------------    ------------
                                            (in thousands)
  Weighted average shares
     used in diluted
     (loss) earnings per
     share ...............     32,810,931      31,623,494      24,180,105
                             ============    ============    ============

                                                                           Three Months Ended
                                  -------------------------------------------------------------------------------------------------
                                  December    September     June 30,     March 31,    December    September    June 30,   March 31,
                                  31, 2001    30, 2001        2001         2001       31, 2000    30, 2000       2000       2000
                                  --------    ---------     --------     ---------    --------    ---------    --------   ---------
Net revenues ................        100%         100%         100%         100%         100%         100%        100%       100%
Cost of revenues ............         28           35           29           28           27           27          26         33
                                    ----         ----         ----         ----         ----         ----        ----       ----
Gross profit ................         72           65           71           72           73           73          74         67
                                    ----         ----         ----         ----         ----         ----        ----       ----
Operating costs and expenses
   Sales and marketing ......         39           22           28           27           38           58          82         58
   Research and development .          8            6            7            6            8            6           6          6
   General and
     administrative
     (including non-cash
     compensation) ..........         12           13           12           14           17           17          10         20
   Amortization of goodwill
     and other intangibles ..          4          123           13           13           13            5           1         --
                                    ----         ----         ----         ----         ----         ----        ----       ----
Total operating costs and
   expenses .................         63          164           60           60           76           86          99         84
                                    ----         ----         ----         ----         ----         ----        ----       ----
Income (loss) from operations          9          (99)          11           12           (3)         (13)        (25)       (17)
Other income (expenses), net           8            6            8            8           10           12          13          9
Gain on sale of investment ..         --           --           --           --           16           --          --         --
Income tax expense ..........         (4)          (4)         (12)         (14)         (15)          --          --         --
                                    ----         ----         ----         ----         ----         ----        ----       ----
Net income (loss) ...........         13%         (97)%          7%           6%           8%          (1)%       (12)%       (8)%
                                    ====         ====         ====         ====         ====         ====        ====       ====

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

      At December 31, 2001, the combined total of our (i) cash and cash equivalents, (ii) short-term investments and (iii) marketable securities totaled $197.8 million. This is compared to $173.4 million at December 31, 2000.

      On February 1, 2002, through one of our newly established subsidiaries, Register.com (U.K.) Limited, we announced a recommended cash offer for all outstanding shares of Virtual Internet plc for (pound).468 per share (approximately $.66 per share). The offer valued Virtual Internet at approximately (pound)11.99 million (approximately $16.9 million). Our offer was declared unconditional on February 22, 2002 and we have purchased all shares tendered prior to that date. Together with shares we had acquired in the market directly, we currently own approximately 97% of Virtual Internet's shares. Our offer for the remaining shares will close on March 27, 2002. To the extent any shares are not tendered by March 27, 2002, we expect to acquire such shares through the compulsory acquisition procedure pursuant to the U.K. Companies Act. Virtual Internet shareholders, other than shareholders in certain jurisdictions outside of the U.K., were given the opportunity to elect to receive loan notes to be issued by Register.com (U.K.) Limited in exchange for their Virtual Internet shares. These loan notes bear interest at a floating rate of LIBOR minus 1% and may be redeemed at the request of the holder at any time between six months after the date of issue and June 30, 2003, at which time they mature. We issued approximately (pound)6.0 million (approximately $8.4 million) in loan notes and the remainder of the purchase price has been paid in cash. The loan notes are guaranteed as to principal only by

Barclays Bank plc, which guarantee is currently supported by a cash deposit of (pound)6.0 million (approximately $8.4) by us. This deposit guarantees the payment of the loan notes and the cash portion of the Virtual Internet acquisition is being funded with our available cash resources.

      Our business generated $24.3 million of cash from operations in 2001 compared to $31.9 million in 2000. The decrease in cash generated from operations was primarily due to a decrease in domain name registrations.

      Net cash used for investing activities was $23.6 million in 2001 compared to $129.2 million in 2000. Approximately 91% and 84% of the cash used for investing activities related to our purchase of short-term investments and marketable securities in 2001 and 2000, respectively. In 2000, the balance related primarily to our acquisitions of Inabox and Afternic.com, an investment in a privately held company, the purchase of property and equipment and investment in our systems infrastructure.

      Net cash provided by financing activities totaled $1.1 million in 2001 compared to $116.5 million in 2000. In 2001 all of our financing activities were attributable to the issuance of common stock upon the exercise of warrants. In 2000 substantially all of the financing activities were attributable to the initial public offering of our common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to any material interest rate risk because all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years with a majority having a maturity of under one year. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. We did not have any foreign currency hedging or derivative instruments at December 31, 2001.

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

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of PricewaterhouseCoopers LLP, Independent Accountants..............   59
Consolidated Balance Sheets as of December 31, 2001 and 2000...............   60
Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999......................................   61
Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2001, 2000 and 1999..................   62
Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999......................................   63
Notes to Consolidated Financial Statements.................................   64

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Register.com, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Register.com, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
January 28, 2002, except as to Note 15, which is as of February 22, 2002

                               REGISTER.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                            2001             2000
                                                                       -------------    -------------
Assets
Current Assets
   Cash and cash equivalents .......................................   $  61,932,096    $  60,155,747
   Short-term investments ..........................................      78,185,921       65,283,178
   Accounts receivable, less allowance of $2,178,582 and
     $1,748,824, respectively ......................................      11,875,899        6,596,089
   Prepaid domain name registry fees ...............................      13,844,918       16,855,163
   Deferred tax asset, net .........................................      18,415,311       20,754,301
   Prepaid income taxes ............................................              --        3,774,077
   Other current assets ............................................       5,183,609        2,974,136
                                                                       -------------    -------------
                                                Total current assets     189,437,754      176,392,691
Fixed assets, net ..................................................       8,035,792        9,371,754
Prepaid domain name registry fees, net of current portion ..........       4,718,324        4,423,227
Other investments ..................................................         395,566          600,000
Marketable securities ..............................................      57,651,023       47,980,150
Goodwill and other intangibles, net ................................       8,550,194       53,848,813
                                                                       -------------    -------------
                                                        Total assets   $ 268,788,653    $ 292,616,635
                                                                       =============    =============
Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses ...........................   $  12,365,186    $  13,502,152
   Deferred revenue, net ...........................................      53,028,932       69,026,927
   Other current liabilities .......................................       3,452,222        1,703,767
                                                                       -------------    -------------
                                           Total current liabilities      68,846,340       84,232,846
Deferred revenue, net of current portion ...........................      24,349,336       19,489,288
                                                                       -------------    -------------
                                                   Total liabilities      93,195,676      103,722,134
                                                                       -------------    -------------
Commitments and contingencies

Stockholders' equity
   Preferred stock--$.0001 par value, 5,000,000 shares authorized;
     none issued and outstanding at December 31, 2001 and 2000 .....              --               --
   Common stock--$.0001 par value, 200,000,000 shares authorized;
     38,296,581 issued and outstanding at December 31, 2001 and
     36,823,281 issued and outstanding at December 31, 2000 ........           3,830            3,682
   Additional paid-in capital ......................................     210,678,973      204,676,750
   Unearned compensation ...........................................      (3,006,867)      (4,287,988)
   Accumulated other comprehensive income ..........................       1,385,666          384,020
   Accumulated deficit .............................................     (33,468,625)     (11,881,963)
                                                                       -------------    -------------
                                          Total stockholders' equity     175,592,977      188,894,501
                                                                       -------------    -------------
                          Total liabilities and stockholders' equity   $ 268,788,653    $ 292,616,635
                                                                       =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year ended December 31,
                                                           2001            2000            1999
                                                      -------------    ------------    ------------
Net revenues ......................................   $ 116,280,759    $ 86,109,514    $  9,644,552
Cost of revenues ..................................      34,790,136      23,868,757       3,082,499
                                                      -------------    ------------    ------------
   Gross profit ...................................      81,490,623      62,240,757       6,562,053
                                                      -------------    ------------    ------------
Operating costs and expenses
   Sales and marketing ............................      33,531,706      47,311,275       7,149,693
   Research & development .........................       7,740,645       5,580,131       1,767,158
   General & administrative (including non-cash
     compensation of $1,771,104, $2,173,421 and
     $4,929,200, respectively) ....................      14,769,678      13,433,737       7,309,390
   Amortization of goodwill and other intangibles .      45,298,619       5,582,202              --
                                                      -------------    ------------    ------------
     Total operating costs and expenses ...........     101,340,648      71,907,345      16,226,241
                                                      -------------    ------------    ------------
Loss from operations ..............................     (19,850,025)     (9,666,588)     (9,664,188)
Other income (expenses), net ......................       8,663,665       9,519,597         887,270
Gain on sale of investment ........................              --       4,603,457              --
                                                      -------------    ------------    ------------
(Loss) income before provision for income taxes ...     (11,186,360)      4,456,466      (8,776,918)
Provision for income taxes ........................     (10,400,302)     (4,186,658)             --
                                                      -------------    ------------    ------------
     Net (loss) income ............................     (21,586,662)        269,808      (8,776,918)
Other comprehensive (loss) income
     Unrealized gain on marketable securities .....       1,001,646         384,020              --
                                                      -------------    ------------    ------------
     Comprehensive (loss) income ..................   $ (20,585,016)   $    653,828    $ (8,776,918)
                                                      =============    ============    ============
     Basic (loss) earnings per share ..............   $       (0.58)   $       0.01    $      (0.46)
                                                      =============    ============    ============
     Weighted average shares used in basic (loss)
       earnings per share .........................      37,424,379      31,393,613      19,117,027
                                                      =============    ============    ============
     Diluted (loss) earnings per share ............   $       (0.58)   $       0.01    $      (0.46)
                                                      =============    ============    ============
     Weighted average shares used in diluted (loss)
       earnings per share .........................      37,424,379      39,183,902      19,117,027
                                                      =============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               Series A
                                              Convertible
                                            Preferred Stock           Common Stock           Additional
                                          -------------------    ----------------------        Paid-in
                                          Shares       Amount    Shares          Amount        Capital
                                          ------       ------    ------          ------      -----------
Balance at January 1, 1999 ..........           --       --     17,295,882         1,729       4,301,871
Sale of exchangeable preferred stock            --       --             --            --       2,840,625
Sale and issuance of common stock
  and warrants ......................           --       --      2,041,666           204       6,693,293
Sale and issuance of Series A
  convertible preferred stock and
  warrants ..........................    4,694,333      469             --            --      15,289,552
Conversion of exchangeable preferred
  stock to common stock .............           --       --      1,499,999           150              --
Issuance of common stock and
  warrants for services .............           --       --             --            --         721,858
Issuance of compensatory stock
  options ...........................           --       --             --            --       2,871,145
Amortization of unearned compensation           --       --             --            --              --
Modification of common stock and
  warrants ..........................           --       --             --            --       3,878,000
Exercise of employee stock options ..           --       --        175,000            18          62,482
Exercise of warrants ................           --       --         52,500             5          50,995
Net loss ............................           --       --             --            --              --
                                       -----------    -----     ----------   -----------   -------------

Balance at December 31, 1999 ........    4,694,333    $ 469     21,065,047   $     2,106   $  36,709,821
Sale and issuance of common stock ...           --       --      5,222,279           522     115,292,625
Issuance of common stock for
  acquisitions ......................                            4,658,308           466      47,427,925
Conversion of exchangeable preferred
  stock to common stock .............   (4,694,333)    (469)     4,694,333           469              --
Issuance of compensatory stock
  options ...........................           --       --             --            --       3,894,547
Issuance of shares for the Employee
  Stock Purchase Plan ...............           --       --         33,619             3         200,030
Amortization of unearned compensation           --       --             --            --         (80,908)
Exercise of stock options, inclusive
  of related tax benefit ............           --       --        427,457            43         893,222
Exercise of warrants ................           --       --        722,238            73         339,488
Net unrealized holding gain in
  marketable securities .............           --       --             --            --              --
Net income ..........................           --       --             --            --              --
                                       -----------    -----     ----------   -----------   -------------

Balance at December 31, 2000 ........           --       --     36,823,281         3,682     204,676,750
Issuance of shares for the Employee
  Stock Purchase Plan ...............           --       --         66,774             7         399,167
Amortization of unearned compensation           --       --             --            --         (10,010)
Exercise of stock options, inclusive
  of related tax benefit ............           --       --        794,011            79       4,905,264
Exercise of warrants ................           --       --        570,428            57         207,810
Issuance of restricted stock ........           --       --         42,087             5         499,992
Net unrealized holding gain in
  marketable securities .............           --       --             --            --              --
Net income (loss) ...................           --       --             --            --              --
                                       -----------    -----     ----------   -----------   -------------
Balance at December 31, 2001 ........           --    $  --     38,296,581   $     3,830   $ 210,678,973
                                       ===========    =====     ==========   ===========   =============


                                                       Accumulated
                                                         other
                                          Unearned    comprehensive   Accumulated
                                        Compensation     income          Deficit          Total
                                        ------------  ------------    ------------    -------------
Balance at January 1, 1999 ..........      (105,967)                    (3,374,853)         822,780
Sale of exchangeable preferred stock             --             --              --        2,840,625
Sale and issuance of common stock
  and warrants ......................            --             --              --        6,693,497
Sale and issuance of Series A
  convertible preferred stock and
  warrants ..........................            --             --              --       15,290,021
Conversion of exchangeable preferred
  stock to common stock .............            --             --              --              150
Issuance of common stock and
  warrants for services .............            --             --              --          721,858
Issuance of compensatory stock
  options ...........................    (2,871,145)            --              --               --
Amortization of unearned compensation       329,342             --              --          329,342
Modification of common stock and
  warrants ..........................            --             --              --        3,878,000
Exercise of employee stock options ..            --             --              --           62,500
Exercise of warrants ................            --             --              --           51,000
Net loss ............................            --             --      (8,776,918)      (8,776,918)
                                        -----------    -----------    ------------    -------------

Balance at December 31, 1999 ........   $(2,647,770)            --    $(12,151,771)   $  21,912,855
Sale and issuance of common stock ...            --             --              --      115,293,147
Issuance of common stock for
  acquisitions ......................                                                     47,428,391
Conversion of exchangeable preferred
  stock to common stock .............            --             --              --               --
Issuance of compensatory stock
  options ...........................    (3,894,547)            --              --               --
Issuance of shares for the Employee
  Stock Purchase Plan ...............            --             --              --          200,033
Amortization of unearned compensation     2,254,329             --              --        2,173,421
Exercise of stock options, inclusive
  of related tax benefit ............            --             --              --          893,265
Exercise of warrants ................            --             --              --          339,561
Net unrealized holding gain in
  marketable securities .............            --        384,020              --          384,020
Net income ..........................            --             --         269,808          269,808
                                        -----------    -----------    ------------    -------------

Balance at December 31, 2000 ........    (4,287,988)       384,020     (11,881,963)     188,894,501
Issuance of shares for the Employee
  Stock Purchase Plan ...............            --             --              --          399,174
Amortization of unearned compensation     1,771,104             --              --        1,761,094
Exercise of stock options, inclusive
  of related tax benefit ............            --             --              --        4,905,343
Exercise of warrants ................            --             --              --          207,867
Issuance of restricted stock ........      (489,983)            --              --           10,014
Net unrealized holding gain in
  marketable securities .............            --      1,001,646              --        1,001,646
Net income (loss) ...................            --             --     (21,586,662)     (21,586,662)
                                        -----------    -----------    ------------    -------------
Balance at December 31, 2001 ........   $(3,006,867)   $ 1,385,666    $(33,468,625)   $ 175,592,977
                                        ===========    ===========    ============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year ended December 31,
                                                                 2001             2000            1999
                                                             -------------    -------------    ------------
Cash flows from operating activities
Net income (loss) ........................................   $ (21,586,662)   $     269,808    $ (8,776,918)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
   Deferred revenues .....................................     (11,137,947)      56,414,983      31,987,705
   Depreciation and amortization .........................      48,829,232        7,695,756         347,860
   Compensatory stock options and warrants expense .......       1,771,104        2,173,421       4,929,200
   Deferred income taxes .................................       2,338,990      (12,176,256)     (8,578,045)
   Tax benefit from exercise of employee stock options ...       4,423,929               --              --
Changes in assets and liabilities affecting operating
   cash flows
   Accounts receivable ...................................      (5,279,810)      (4,079,903)     (2,448,677)
   Prepaid domain name registry fees .....................       2,715,148      (12,747,329)     (8,531,061)
   Prepaid income taxes ..................................       3,774,077       (3,774,077)             --
   Other current assets ..................................      (2,209,473)      (2,778,940)       (191,271)
   Other assets ..........................................              --               --          30,643
   Accounts payable and accrued expenses .................      (1,057,961)       2,313,863       2,764,386
   Accrued registry fees .................................         163,032        1,133,432       3,175,982
   Accrued advertising ...................................        (242,037)       1,541,779       1,962,235
   Income taxes payable ..................................              --       (5,608,198)      5,608,198
   Other current liabilities .............................       1,748,455        1,536,910         166,857
                                                             -------------    -------------    ------------
     Net cash provided by operating activities ...........      24,250,077       31,915,249      22,447,094
                                                             -------------    -------------    ------------
Cash flows from investing activities
   Purchases of fixed assets .............................      (2,194,651)      (9,026,922)     (2,543,715)
   Deferred offering costs ...............................              --          390,000        (390,000)
   Purchases of investments ..............................    (139,830,313)    (128,363,188)     (4,723,050)
   Maturities of investments .............................     118,462,777       19,722,910              --
   Acquisitions, net .....................................              --      (11,942,927)             --
                                                             -------------    -------------    ------------
     Net cash used in investing activities ...............     (23,562,187)    (129,220,127)     (7,656,765)
                                                             -------------    -------------    ------------
Cash flows from financing activities
   Repayment of notes payable ............................              --               --         (52,040)
   Net proceeds from issuance of common stock and warrants       1,088,459      116,550,328       6,806,999
   Net proceeds from issuance of preferred stock and
     warrants ............................................              --               --      18,130,796
   Principal payments on capital lease obligations .......              --          (33,825)        (16,610)
                                                             -------------    -------------    ------------
     Net cash provided by financing activities ...........       1,088,459      116,516,503      24,869,145
                                                             -------------    -------------    ------------
Net increase in cash and cash equivalents ................       1,776,349       19,211,625      39,659,474
Cash and cash equivalents at beginning of period .........      60,155,747       40,944,122       1,284,648
                                                             -------------    -------------    ------------
Cash and cash equivalents at end of period ...............   $  61,932,096    $  60,155,747    $ 40,944,122
                                                             =============    =============    ============
Supplemental disclosure of cash flow information:
Cash paid for interest ...................................   $          --    $      15,493    $      6,008
Cash paid for income taxes ...............................   $          --    $  25,261,509    $  2,969,847

  The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                          Notes to Financial Statements

1. Nature of Business And Organization

Nature of Business

      Register.com, Inc. (the "Company" or "Register.com") provides Internet domain name registration and other online products and services such as web hosting, email, domain name forwarding and advertising. The Company also markets software for creation of Internet websites.

      In April 1999, the Company was selected as one of the initial five-testbed registrars by the ICANN, an independent non-profit organization selected by the Department of Commerce to manage and oversee the system for generic top-level domain name registration. In June 1999, the Company commenced online registration as an ICANN-accredited registrar of .com, .net and .org domains.

      In June 2000, the Company acquired Inabox, Inc., developers of website creation software (Note 13). In September 2000, the Company acquired Afternic.com, Inc., a secondary market exchange for domain names (Note 13). In September 2000, the Company made an investment in RegistryPro, a joint venture that has obtained preliminary approval from ICANN to act as the registry for the ..pro generic top level domain, which will be dedicated to certified professionals (Note 5).

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated.

Cash equivalents

      The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged approximately $7,425,000 and $3,591,000 of its cash equivalents and short-term investments as collateral against outstanding letters of credit as of December 31, 2001 and 2000, respectively.

Investments

      The Company classifies the debt securities it has purchased as marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

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

Long-lived assets

      The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. To date, the Company has identified no such impairment losses.

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

Advertising

      Advertising revenues are derived principally from short-term advertising contracts in which the Company typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

Deferred revenue

      Deferred revenue primarily relates to the unearned portion of revenues related to the unexpired term of registration fees, net of an estimate for credit card chargebacks and external commissions, deferred advertising revenue and online products and services revenue.

Prepaid domain name registry fees

      Prepaid domain name registry fees represent amounts paid to registries for ..com, .net, .org and country code domains for updating and maintaining the registries. Domain name registry fees are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals.

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

Advertising costs

      The Company expenses the costs of advertising in the period in which the costs are incurred. Advertising expenses were approximately $15,531,000, $36,674,000 and $4,089,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Concentration of credit risk

      Concentration of credit risks associated with registration receivables is limited due to the wide variety and number of customers, as well as their dispersion across geographic areas. Additionally, the majority of the Company's net receivables at December 31, 2001 and 2000 are comprised of amounts due from credit card carriers. The Company has no derivative financial instruments.

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

      Diluted earnings (loss) per share for the year ended December 31, 2001 excludes 2,292,169 stock options outstanding with exercise prices ranging from $0.00 to $58.06 per share, and 4,791,233 of common shares issuable upon the exercise of outstanding warrants, with exercise prices ranging from $.01 to $4.08 per share because their effects are anti-dilutive. Diluted earnings (loss) per share for the year ended December 31, 2000 excludes 147,119 stock options outstanding with exercise prices ranging from $26.40 to $58.06 per share, because their effects are anti-dilutive. Diluted earnings (loss) per share for the year ended December 31, 1999 does not include the effect of 4,694,333 shares of Series A Convertible Preferred Stock outstanding because its effect is anti-dilutive. Diluted earnings (loss) per share for the years ended December 31, 1999 does not include 3,277,435 of stock options outstanding with exercise prices ranging from $.17 to $1.71 per share because their effects are anti-dilutive. Additionally, diluted earnings (loss) per share for the years ended December 31, 1999 excludes 6,155,675 of common shares issuable upon the exercise of outstanding warrants, with exercise prices ranging from $.01 to $4.08 per share because their effects are anti-dilutive.

The following is reconciliation from Basic EPS to Diluted EPS for each of the last three years:

                                                        Weighted Average
                                        Net Income      Shares Outstanding        EPS
-------------------------------------------------------------------------------------------
2001
         Basic                         $(21,586,662)         38,424,379        $   (0.58)
         Effect of dilution:
         Stock Options                           --                  --            --
         Warrants                                --                  --            --
-------------------------------------------------------------------------------------------
         Diluted                       $(21,586,662)         38,424,379        $   (0.58)
-------------------------------------------------------------------------------------------
2000
         Basic                         $    269,808          31,393,613        $    0.01
         Effect of dilution:
         Stock Options                           --           2,428,628            --
         Warrants                                --           5,361,661            --
-------------------------------------------------------------------------------------------
         Diluted                       $    269,808          39,183,902        $    0.01
-------------------------------------------------------------------------------------------
1999
         Basic                         $ (8,776,918)         19,117,027        $   (0.46)
         Effect of dilution:
         Stock Options                           --                  --            --
         Warrants                                --                  --            --
-------------------------------------------------------------------------------------------
         Diluted                       $ (8,776,918)         19,117,027        $   (0.46)
-------------------------------------------------------------------------------------------

Comprehensive income

      The Company follows SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The difference between net income and comprehensive income was $1,001,646 and $384,020, the net unrealized gain in marketable securities, for the years ended December 31, 2001 and 2000, respectively.

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

      SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted the Statement and ceased amortization of goodwill effective January 1, 2002.

      In August 2001, FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. FAS No. 144 is effective January 1, 2002 for the Company. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial condition or results of operations.

3. Fixed Assets

Fixed assets consist of the following:

                                                           December 31,
                                                           ------------
                                                       2001            2000
                                                       ----            ----
Computer equipment .............................   $ 11,011,221    $  9,254,881
Furniture and fixtures .........................        305,987         215,740
Office equipment ...............................        416,555         430,029
Leasehold improvements .........................      2,482,554       2,121,015
                                                   ------------    ------------

                                                     14,216,317      12,021,665
Less: accumulated depreciation and amortization      (6,180,525)     (2,649,911)
                                                   ------------    ------------
Total fixed assets .............................   $  8,035,792    $  9,371,754
                                                   ============    ============

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                            December 31,
                                                            ------------
                                                      2001              2000
                                                      ----              ----
Trade accounts payable .....................       $ 3,973,684       $ 3,025,609
Accrued compensation and benefits ..........         2,593,856         1,767,612
Accrued registry fees ......................         2,205,582         2,042,550
Provision for chargebacks ..................           772,214         3,258,542
Accrued advertising ........................           178,419           420,456
Accrued professional fees ..................         1,028,454         1,019,210
Other ......................................         1,612,977         1,968,173
                                                   -----------       -----------

                                                   $12,365,186       $13,502,152
                                                   ===========       ===========

5. Investments

As of December 31, 2001 and 2000, short-term investments and marketable securities consisted of the following:

                                                                                         Gross             Gross
                                                                                       Unrealized       unrealized
2001                                               Fair Value      Amortized Cost    Holding Gains    Holding Losses
----------------------------------------           ----------      --------------    -------------    --------------
Short-term investments:
   Municipal debt obligations                      $38,913,261      $39,287,933       $   374,672       $        --
   Corporate debt securities                        34,265,746       34,970,697           704,951                --
   International debt obligations                    5,006,914        5,123,450           116,536                --
                                                   -----------      -----------       -----------       -----------
         Total short-term investments              $78,185,921      $79,382,080       $ 1,196,159       $        --

Marketable securities
   Municipal debt obligations                      $57,651,023      $57,788,392       $   206,390       $   (69,021)

                                                                                         Gross             Gross
                                                                                       Unrealized       unrealized
2000                                               Fair Value      Amortized Cost    Holding Gains    Holding Losses
----------------------------------------           ----------      --------------    -------------    --------------
Short-term investments:
   Certificates of deposit                         $15,748,468      $15,748,468       $        --       $        --
   Corporate debt securities                        40,151,217       40,245,387            96,961            (2,791)
   U.S. government obligations                       9,383,493        9,379,508             2,280            (6,265)
                                                   -----------      -----------       -----------       -----------
         Total short-term investments              $65,283,178      $65,373,363       $    99,241       $    (9,056)

Marketable securities
   Corporate debt securities                       $31,835,286      $32,078,446       $   249,309       $    (6,149)
   U.S. government obligations                      11,075,464       11,073,553             4,615            (6,526)
   Foreign government obligations                    5,069,400        5,121,986            52,586                --
                                                   -----------      -----------       -----------       -----------
         Total marketable securities               $47,980,150      $48,273,985       $   306,510       $   (12,675)

      The Company classifies its existing debt securities as marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for

Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. The net unrealized holding gains of $1,385,666 and $384,020 on these securities are included in the accumulated comprehensive income at December 31, 2001 and 2000, respectively.

      Securities with maturities of less than one year are classified as short-term investments, and securities with maturities of greater than a year are non-current and are classified as marketable securities, within the consolidated balance sheet.

      Other investments, for the year ended December 31, 2001 consist of a $395,566 investment in Affilias USA, Inc., a registry for the .info generic top-level-domain.

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

      In May 1999, the Company completed a private placement of 2,041,666 shares of its common stock and a warrant to acquire 700,000 shares of its common stock at an exercise price of $.01 per share (Note 7), providing gross proceeds of $7,000,000 and proceeds, net of offering expenses, of $6,693,497. In addition, the Company and the investor entered into a two-year marketing agreement that allows for cross marketing among each of the parties websites (Note 10). In addition, the Company issued the placement agent in the offering warrants to acquire 308,959 shares of common stock at an exercise price of $4.08 per share (Note 7).

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

      During 2001, the Company issued 56,377 of restricted stock to various employees at exercise prices ranging from $0.00 to $11.49 per share. The Company has recorded the fair value of the restricted stock, in the amount of $499,997, at the time of issuance as deferred compensation, which is being amortized as non-cash compensation expense over the three year vesting period of the grants.

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

      The following table is a summary of the common shares issuable upon exercise of warrants outstanding at December 31, 2001:

                                                Shares Issuable  Exercise Price
Issuance Date                  Expiration Date   Upon Exercise     Per Share
                               ---------------   -------------   --------------

January 1998                   January 2003          135,625          $0.36
January 1998                   January 2003          135,625          $0.86
January 1998                   June 2005           2,304,813          $0.97
April 1998                     May 2003              102,085          $0.36
April 1998                     May 2003               74,085          $0.86
September 1998                 September 2008          1,500          $0.43
March 1999                     March 2009              5,250          $0.57
March 1999                     February 2004         420,000          $2.14
March 1999                     March 2004            185,490          $4.08
May 1999                       May 2002              700,000          $0.01
May 1999                       May 2009                5,250          $1.43
May 1999                       May 2004              308,959          $4.08
June 1999                      June 2009               5,250          $1.57
June 1999                      June 2004             281,819          $3.43
November 1999                  November 2009          12,250          $2.86
                                                   ---------          -----
Total shares and average exercise price            4,678,001          $1.38
                                                   =========          =====

8. Stock Option Plans

Amended and Restated 2000 Stock Incentive Plan

      The Company's Amended and Restated 2000 Stock Incentive Plan (the "2000 Plan") supercedes the 1997 and 1999 Stock Option Plans. The 1997 and 1999 Stock Option Plans have been incorporated into the 2000 Plan, and no further grants will be under those predecessor plans. The 2000 Plan permits the grant of both incentive stock options and non-qualified stock options and other equity based awards. Incentive stock options and certain other awards may only be granted to employees of the Company whereas non-qualified stock options and certain other awards may be granted to employees, non-employee directors and consultants. The maximum aggregate number of shares reserved for issuance under the 2000 Plan is 8,851,340. The share reserve is automatically increased on the first trading day of each calendar year by a number of shares equal to 2% of the total number of shares of common stock outstanding on the last trading day of the prior calendar year, up to a maximum annual increase of 1,750,000 shares. On January 2, 2002 and 2001, respectively, the share reserve increased by 765,932 and 735,408. The Compensation Committee determines the exercise price and other terms of options and other awards (except automatic option grants to non-employee directors) under the 2000 Plan. All non-employee Board members, other than 3% Stockholders, are automatically granted an option to acquire 25,000 shares of common stock on the date of initial election or appointment to the Board, which option exercise price will equal the fair market value of the Company's common stock on the date of grant, and which vests in annual installments over two years. In addition, each non-employee Board member, other than 3% Stockholders, who continues to serve as a director on the date of each regularly scheduled quarterly meeting of the Board will receive an option grant to purchase 2,500 shares of common stock on each such meeting date at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each 2,500-share option grant will vest upon the optionee's completion of one year of board service measured from the grant date. 3% Stockholder means a non-employee Board member who, as of March 3, 2000, directly or indirectly, owned stock possessing at least 3% of the total combined voting power of the outstanding securities of the Company (or any Parent or Subsidiary) or was affiliated with or was a representative of such a 3% or greater stockholder and is compensated for his/her membership on the Board of Directors by any such 3% or greater stockholder.

Stock option activity under the 2000 Plan is summarized as follows:

                                                                Weighted Average
                                            Number of shares     Exercise Price
                                            ----------------     --------------

Outstanding at January 1, 1999                      745,850       $     0.42
Granted..................................         1,063,510             1.28
Exercised................................          (175,000)            0.36
Forfeited................................          (141,925)            1.12

Outstanding at December 31, 1999                  1,492,435             1.01
Granted..................................         3,501,674            23.81
Exercised................................          (420,590)            0.84
Forfeited................................          (999,087)           15.44

Outstanding at December 31, 2000                  3,574,432            19.00
Granted..................................         2,674,088             8.92
Exercised................................          (356,550)            1.07

Forfeited................................          (1,079,895)         18.57
                                                   ----------     ----------

Outstanding at December 31, 2001                    4,812,075     $    14.56
                                                   ----------     ----------

Options available for future grant                  2,321,193
                                                   ----------     ----------

The following table summarizes information about options outstanding under the 2000 Plan at December 31, 2001:

                                         Options Outstanding                          Options Exercisable
                             Number       Weighted-Average                            -------------------
                         Outstanding at       Remaining          Weighted                                 Weighted
                          December 31,    Contractual Life       Average       Number Exercisable at      Average
  Exercise Price              2001             (Years)        Exercise Price     December 31, 2001     Exercise Price
------------------       --------------   -----------------   --------------   ---------------------   --------------
$ 0.00 - $ 5.20              481,440           7.57             $ 1.24             285,795             $ 1.21
$ 5.63 - $ 6.13              175,059           9.18             $ 5.67              17,867             $ 5.70
$ 6.28 - $ 6.28              626,673           9.18             $ 6.28              78,867             $ 6.28
$ 6.38 - $ 8.56              515,783           9.03             $ 7.33              76,685             $ 7.23
$ 8.72 - $11.45              674,097           9.73             $10.36              22,875             $10.03
$11.50 - $11.50               10,000           9.96             $11.50                   0             $ 0.00
$12.86 - $12.86              497,522           8.07             $12.86             270,172             $12.86
$12.96 - $12.97              568,770           9.51             $12.97              13,716             $12.97
$14.31 - $26.40              544,709           8.20             $23.88             386,131             $24.55
$30.00 - $58.06              718,022           8.30             $37.43             221,661             $36.29
                           ---------           ----             ------           ---------             ------
$ 0.00 - $58.06            4,812,075           8.76             $14.56           1,373,769             $16.68
                           =========           ====             ======           =========             ======

      As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the minimum value method to determine fair value. Based on the fair value of the stock options at the grant date the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                             December 31,
                                                             ------------
                                             2001                2000                1999
                                             ----                ----                ----
Net income (loss)
As reported ........................    $(21,586,662)        $   269,808         $(8,776,918)
Pro forma ..........................    $(24,972,686)        $(6,772,394)        $(8,828,475)
Net earnings (loss) per share
As reported-basic ..................          $(0.58)              $0.01              $(0.46)
As reported-diluted ................          $(0.58)              $0.01              $(0.46)
As reported-diluted ................          $(0.67)             $(0.21)             $(0.46)

Pro forma diluted ..................          $(0.67)             $(0.21)             $(0.46)

      Prior to completion of the Company's initial public offering in March 2000, the fair value of each option grant to employees was estimated using the minimum value method of the Black-Scholes option-pricing model, which assumes no volatility. The values were obtained using assumptions, which were arrived using information provided by management of the Company. Changes in the information would affect the assumptions and the option prices derived from the assumptions. The weighted average assumptions used for grants made in 2001, 2000 and 1999 were as follows:

                                               2001          2000          1999
                                               ----          ----          ----

Risk free interest rate ..............          4.5%          6.2%          5.5%
Expected lives (years) ...............          5.0           5.0           5.0
Expected dividends ...................          0.0%          0.0%          0.0%
Volatility ...........................         80.1%       0% to 100%        --

      The fair value of options and warrants (Note 7) granted to non-employees is estimated using the Black-Scholes option-pricing model. The values were obtained using assumptions, which were arrived using information provided by management of the Company. Changes in the information would affect the assumptions and the option prices derived from the assumptions. The weighted average assumptions used for grants to non-employees made in 2001, 2000 and 1999 were as follows: risk free interest rate of 4.5%, 6.2% and 5.5%, respectively; expected lives of 5 to 10 years based upon the term of the option or warrant; expected dividends of 0% for each year; and a volatility of 80.1%, 100% and 0%, respectively.

      The following table is a summary of the weighted average exercise price and grant date fair values of options and warrants granted to employees and consultants during the years ended December 31, 2001, 2000 and 1999:

                                                                 2001                 2000                  1999
                                                                 ----                 ----                  ----

                                                          Exercise   Fair       Exercise  Fair       Exercise   Fair
                                                           Price     Value       Price    Value       Price     Value
                                                           -----     -----       -----    -----       -----     -----
Options granted to employees and consultants:
Exercise price less than fair value of stock on date
  of grant                                                 $0.01     $9.19     $ 12.86   $ 6.57      $ 1.28     $ 3.10
Exercise price equal to fair value of stock on date
  of grant                                                 $8.92     $8.92       26.82    16.86          --         --
Exercise price greater than fair value of stock on
  date of grant                                               --        --       24.17     2.10          --         --
Warrant grants to employees and consultants for
  services:
Exercise price less than fair value of stock on date
  of grant                                                    --        --          --       --        1.22       3.93
Exercise price equal to fair value of stock on date
  of grant                                                    --        --          --       --          --         --
Exercise price greater than fair value of stock on
  date of grant                                               --        --          --       --       $2.14      $1.17

9. Employee Stock Purchase Plan

      The Company's Employee Stock Purchase Plan (the "Plan") was adopted by the board and approved by the stockholders on January 26, 2000 and became effective on March 3, 2000, the date of the Company's initial public offering. The Plan qualifies under
Section 423 of the Code and provides substantially all full time employees an opportunity to purchase shares of the Company's Common Stock through payroll deductions of up to 10% of eligible compensation. Semiannually, on May 1 and November 1, participant account balances are used to purchase stock at the lesser of 85 percent of the fair market value of the Company's common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date. A total of 350,000 shares were initially reserved for purchase under the Plan. The share reserve is automatically increased on the first trading day of January of each year beginning in January 2001, by 0.25% of the total shares of common stock outstanding on the last trading day of the prior calendar year. On January 1, 2001 and January 1, 2002, respectively, the share reserve increased by 91,926 and 95,741 shares. Shares purchased under the Plan were 66,774 and 33,619 for the years ended December 31, 2001 and 2000, respectively.

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

Staples

      In May 1999, the Company entered into a cooperative marketing agreement with Staples. The initial term of the agreement ends on May 31, 2002, but automatically renews for consecutive one-year terms unless terminated by either party upon 60 days' written notice. No cash payments are required to be paid by either Staples or us under this cooperative marketing agreement. In May 1999, we sold 2,041,666 shares of our common stock to Staples, Inc. at a price of $3.43 per share. In connection with the transaction, we issued to Staples warrants to purchase up to 700,000 shares of our common stock at an exercise price of $0.0029.

Booz Allen & Hamilton Inc.

      In October 2000, the Company entered into a consulting arrangement with Booz Allen & Hamilton Inc. ("Booz Allen"). Under the terms of this agreement, Booz Allen provided the Company with consulting services over a ten-week period for a fee of $570,000. Reginald Van Lee, a member of the Company's Board of Directors, is a Partner at Booz Allen.

11. Income Taxes

      Net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax asset of $18,415,311, $23,315,073 and $11,921,024 at December 31, 2001, 2000
and 1999, respectively. The Company has recorded a valuation allowance in the amount of, $0, $2,560,722 and $3,342,979 at December 31, 2001, 2000 and 1999,
respectively, to offset the deferred tax benefit amount.

The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                                    December 31,
                                                    ------------
                                        2001            2000            1999
                                        ----            ----            ----
Current:
Federal ........................    $ 5,634,363    $ 10,980,078     $ 5,210,244
State ..........................      2,251,716       3,670,304       3,367,801
                                    -----------    ------------     -----------
Total current ..................      7,886,079      14,650,382       8,578,045
                                    -----------    ------------     -----------
Deferred:
Federal ........................      1,511,998      (8,767,397)     (5,210,244)
State ..........................      1,002,225      (1,696,327)     (3,367,801)
                                    -----------    ------------     -----------
Total deferred .................      2,514,223     (10,463,724)     (8,578,045)
                                    -----------    ------------     -----------
Total provision for income taxes    $10,400,302    $  4,186,658     $        --
                                    ===========    ============     ===========

The components of the net deferred tax asset as of December 31, 2001, 2000 and 1999 consist of the following:

                                                   December 31,
                                                   ------------
                                        2001           2000             1999
                                        ----           ----             ----
Deferred tax assets:
Allowance for doubtful accounts .   $   810,687   $    769,482     $    144,070
Accrued expenses ................       168,892         65,895          472,264
Depreciation and amortization ...       288,977             --               --
Unrealized gain .................       202,400             --               --
Stock compensation ..............         6,479        439,308          547,551
Deferred revenue ................    23,034,300     29,589,348       14,704,541
                                    -----------    ------------     -----------
Total deferred tax asset ........    24,511,735     30,864,033       15,868,426
                                    -----------    ------------     -----------

Deferred tax liabilities:
Prepaid domain name registry fees     5,711,924      7,009,755        3,907,804
Allowance for returns ...........       384,500             --               --
Depreciation and amortization ...            --        370,236           39,598
Unrealized gain .................            --        168,969               --
                                    -----------    ------------     -----------

                                                   December 31,
                                                   ------------
                                        2001           2000             1999
                                        ----           ----             ----
Total deferred tax liabilities ..     6,096,424      7,548,960        3,947,402
                                    -----------    ------------     -----------
Net deferred tax asset ..........    18,415,311     23,315,073       11,921,024
Less: valuation allowance .......            --     (2,560,772)      (3,342,979)
                                    -----------    ------------     -----------
Deferred tax asset, net .........   $18,415,311   $ 20,754,301     $  8,578,045
                                    ===========   ============     ============

The financial statement income tax provision differs from income taxes determined by applying the statutory Federal income tax rate to the financial statement net loss for the years ended December 31, 2001, 2000 and 1999, as a result of the following:

                                                                   December 31,
                                                                   ------------
                                                           2001        2000        1999
                                                           ----        ----        ----
Tax benefit at Federal statutory rate .............       (35.0)%      35.0%      (35.0)%
State income tax benefit, net of Federal tax charge        (4.7)        4.0       (11.8)
Non-deductible compensation expenses ..............          --          --        15.5
Non-deductible goodwill amortization ..............       152.4        79.7          --
Valuation allowance ...............................       (19.8)      (24.8)       31.3
                                                          -----       -----       -----
                                                           92.9%       93.9%         --%
                                                          =====       =====       =====

12. Commitments

Operating leases

      The Company leases office facilities under operating leases expiring through 2009. Future minimum lease payments due under non-cancelable operating leases were as follows:

      Years ending December 31,
      2002.......................................     $  1,021,966
      2003.......................................          935,217
      2004.......................................          964,148
      2005.......................................          855,758
      2006.......................................          840,010
      Thereafter.................................        2,220,223
                                                     -------------

      Total minimum lease payments...............    $   6,837,322
                                                     =============

      Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $743,000, $433,000 and $220,000, respectively.

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

      At December 31, 2001, we had a remaining balance of $8.6 million of goodwill and other intangible assets related to our acquisitions of Inabox and Afternic.

      The following is a summary of all consideration paid for the acquisitions of Inabox, Inc. and Afternic.com, Inc. during the year ended December 31, 2000:

             Fair value of common stock issued               $47,621,031
             Cash paid                                        10,933,553
             Transaction costs                                 1,009,374
                                                             -----------
             Total purchase price                            $59,563,958
                                                             ===========

The assets and the liabilities of the acquired entities were recorded at their estimated fair market value at the date of acquisition. The allocations were as follows:

             Current assets, net                             $   132,943
             Goodwill and other intangibles, net              59,431,015
                                                             -----------
             Total purchase price                            $59,563,958
                                                             ===========

14. Contingencies

Litigation

      In November 2001, the Company, its Chairman, President, Chief Executive Officer Richard D. Forman, former Vice President of Finance and Accounting Alan
G. Breitman, Goldman Sachs & Co. and Lehman Brothers, Inc, two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the IPO. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We intend vigorously to defend the action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint.

      There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

15. Subsequent Events

      On February 1, 2002, the Company, through one of its newly established subsidiaries, Register.com (U.K.) Limited, announced a recommended cash offer for all outstanding shares of

Virtual Internet plc. The offer valued Virtual Internet at approximately (pound)11.99 million (approximately $16.9 million). The Company's offer was declared unconditional on February 22, 2002 and the Company has purchased all shares tendered prior to that date. The Company's offer for the remaining shares will close on March 27, 2002. To the extent any shares are not tendered by March 27, 2002, the Company expects to acquire such shares through the compulsory acquisition procedure pursuant to the U.K. Companies Act. For the year ended October 31, 2001 under U.K. generally accepted accounting principles, Virtual Internet's turnover and gross profit amounted to (pound)9.3 million and (pound)6.5 million (approximately $13.1 and $9.2 million) respectively and it reported a loss for the same period of (pound)19.7 million (approximately $27.8 million).

      Virtual Internet's principal activities are online intellectual property protection and web-hosting services. Its Net Searchers division, like our Corporate Services division, is a provider of domain name registration and intellectual property monitoring services to corporations and intellectual property professionals. The Virtual Internet web-hosting business services customers throughout Europe from a centralized multilingual operations center in London. In addition to these activities, Virtual Internet founded RegistryPro with the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Register.com, Inc.

In connection with our audits of the financial statements of Register.com, Inc. as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, which financial statements are included in the Form 10-K, we have also audited the financial statement schedule listed in Part II herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
January 28, 2002

                 Schedule II - Valuation and Qualifying Account

                                             Balance at      Charged to                     Balance at
                                            Beginning of      Costs and                       End of
                                               Period         Expenses       Deductions       Period
For the year ended December 31, 2001:
     Provision for doubtful accounts        $1,748,824       $  429,758       $     --       $2,178,582
                                            ===========================================================
For the year ended December 31, 2000:
     Provision for doubtful accounts        $  314,516       $1,434,308       $     --       $1,748,824
                                            ===========================================================
For the year ended December 31, 1999:
     Provision for doubtful accounts        $   65,947       $  536,585       $288,016       $  314,516
                                            ===========================================================

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

      Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions.

      Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

3.1(psi)    Amended and Restated Certificate of Incorporation.

3.2## Certificate of Correction of Amended and Restated Certificate of Incorporation

3.3(o)      Amended and Restated Bylaws

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

4.6.5*' Form of Amended and Restated Common Stock Purchase Warrant -- Series A issued to Richard D. Forman, Peter A. Forman, Dan Levine and Capital Express LLC.

4.6.6* Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated.

4.6.7*      Form of warrant to purchase common stock issued to consultants.

4.6.8*      Warrant to purchase common stock issued to Terrence Kaliner.

4.7.1*'     Employee Stock Option Certificate issued to Richard D. Forman.

4.7.2*      Stock Option Certificate issued to Pondfield Associates, Inc.

4.7.3^^'    Stock Issuance Agreement, dated May 11, 2001, with Rene Mathis.

4.8.1^^'    Stock Option Agreement, dated June 28, 2001, with Rajiv Samant.

4.8.2^^'    Stock Issuance Agreement, dated June 28, 2001, with Rajiv Samant.

4.9'        Stock Issuance Agreement, dated March 20, 2002, with Walt Meffert
            Jr.

10.1*       1997 Stock Option Plan.

10.2*       1999 Stock Option Plan.

10.3.1+++   Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and Register.com, Inc.

10.3.2+ Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com, Inc.

10.4* Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc. and Register.com, Inc.

10.5*       Lease between Pennbus Realties, Inc. and Forman Interactive Corp.

Exhibit
Number      Description

10.6*       2000 Stock Incentive Plan.

10.6.2 Amended and Restated 2000 Stock Incentive Plan (effective as of March 22, 2002).

10.7*       Employee Stock Purchase Plan.

10.8*'      Employment Agreement, dated November 15, 1995, with Richard D.
            Forman.

10.8.2*'    Employment Agreement, dated February 27, 2000, with Richard D.
            Forman.

10.9*'      Employment Agreement with Jack S. Levy.

10.10*      Marketing Agreement, dated as of May 21, 1999, with Staples, Inc.

10.11* Joint Marketing and Distribution Agreement, dated as of June 25, 1999, with Concentric Network Corporation.

10.11.2+ Amendment No. 1, dated as of June 30, 2000, with Concentric Network Corporation.

10.14^'     Offer Letter, dated March 12, 2001, with Rene M. Mathis.

10.15^^^'   Letter Agreement of Employment, dated June 11, 2001, with Rajiv
            Samant.

10.16^^^'   Promissory Note, dated July 24, 2001, with Rajiv Samant.

10.17^^^'   Promissory Note, dated August 7, 2001, with Rene M. Mathis.

10.18'      Offer Letter, dated October 8, 2001, with Walt Meffert Jr.

10.19'      Promissory Note, dated December 20, 2001, with Walt Meffert Jr.

10.20~      Lease between Yarmouth Area Industrial Commission and RCOM Canada,
            Corp.

21.1        Subsidiaries of Registrant.

23.1        Consent of PricewaterhouseCoopers LLP.

----------
* Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533.

(psi) Incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533.

(o) Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533.

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

+++ Incorporated by reference to Exhibit 10.3 of Registration Statement No. 333-93533.

^ Incorporated by reference to the identically numbered exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

^^ Incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001.

^^^ Incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

~ Incorporated by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001

' Indicates management contract or compensatory plan or arrangement of the Securities Exchange Act of 1934, as amended.

      (b) Reports on Form 8-K

      On November 7, 2001, we filed a Current Report on Form 8-K, Item 5 announcing a stock repurchase program. A copy of our press release issued on November 5, 2001 concerning the program was incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Register.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 22nd day of March, 2002.

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

         Signature                      Title                                             Date


/s/ Richard D. Forman
---------------------------
Richard D. Forman              President, Chief Executive Officer and Director       March 22, 2002
                               (Principal Executive Officer)


/s/ Rene M. Mathis
---------------------------
Rene M. Mathis                 Chief Financial Officer (Principal Accounting and     March 22, 2002
                               Financial Officer)


/s/ Peter A. Forman
---------------------------
Peter A. Forman                Director                                              March 22, 2002


/s/ Samantha McCuen
---------------------------
Samantha McCuen                Director                                              March 22, 2002


/s/ Mitchell I. Quain
---------------------------
Mitchell I. Quain              Director                                              March 22, 2002

/s/ Jim Rosenthal
---------------------------
Jim Rosenthal                  Director                                              March 22, 2002


/s/ Reginald Van Lee
---------------------------
Reginald Van Lee               Director                                              March 22, 2002

                                 EXHIBIT INDEX

Exhibit
Number      Description

2.1++ Agreement and Plan of Merger and Reorganization, dated as of September 15, 2000, by and among Register.com, Inc., RCOM Acquisition Corp. II, Afternic.com, Inc., eXtraActive Incorporated and the Stockholders of Afternic.com, Inc. identified on Schedule 1 thereto.

3.1(psi)    Amended and Restated Certificate of Incorporation.

3.2## Certificate of Correction of Amended and Restated Certificate of Incorporation

3.3(o)      Amended and Restated Bylaws

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

4.6.5*' Form of Amended and Restated Common Stock Purchase Warrant -- Series A issued to Richard D. Forman, Peter A. Forman, Dan Levine and Capital Express LLC.

4.6.6* Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated.

4.6.7*      Form of warrant to purchase common stock issued to consultants.

4.6.8*      Warrant to purchase common stock issued to Terrence Kaliner.

4.7.1*'     Employee Stock Option Certificate issued to Richard D. Forman.

4.7.2*      Stock Option Certificate issued to Pondfield Associates, Inc.

4.7.3^^'    Stock Issuance Agreement, dated May 11, 2001, with Rene Mathis.

4.8.1^^'    Stock Option Agreement, dated June 28, 2001, with Rajiv Samant.

4.8.2^^'    Stock Issuance Agreement, dated June 28, 2001, with Rajiv Samant.

4.9'        Stock Issuance Agreement, dated March 20, 2002, with Walt Meffert
            Jr.

10.1*       1997 Stock Option Plan.

10.2*       1999 Stock Option Plan.

10.3.1+++   Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and Register.com, Inc.

10.3.2+ Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com, Inc.

10.4* Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc. and Register.com, Inc.

10.5*       Lease between Pennbus Realties, Inc. and Forman Interactive Corp.

Exhibit
Number      Description

10.6*       2000 Stock Incentive Plan.

10.6.2 Amended and Restated 2000 Stock Incentive Plan (effective as of March 22, 2002).

10.7*       Employee Stock Purchase Plan.

10.8*'      Employment Agreement, dated November 15, 1995, with Richard D.
            Forman.

10.8.2*'    Employment Agreement, dated February 27, 2000, with Richard D.
            Forman.

10.9*'      Employment Agreement with Jack S. Levy.

10.10*      Marketing Agreement, dated as of May 21, 1999, with Staples, Inc.

10.11* Joint Marketing and Distribution Agreement, dated as of June 25, 1999, with Concentric Network Corporation.

10.11.2+ Amendment No. 1, dated as of June 30, 2000, with Concentric Network Corporation.

10.14^'     Offer Letter, dated March 12, 2001, with Rene M. Mathis.

10.15^^^'   Letter Agreement of Employment, dated June 11, 2001, with Rajiv
            Samant.

10.16^^^'   Promissory Note, dated July 24, 2001, with Rajiv Samant.

10.17^^^'   Promissory Note, dated August 7, 2001, with Rene M. Mathis.

10.18'      Offer Letter, dated October 8, 2001, with Walt Meffert Jr.

10.19'      Promissory Note, dated December 20, 2001, with Walt Meffert Jr.

10.20~      Lease between Yarmouth Area Industrial Commission and RCOM Canada,
            Corp.

21.1        Subsidiaries of Registrant.

23.1        Consent of PricewaterhouseCoopers LLP.

----------
* Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533.

(psi) Incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533.

(o) Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533.

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

+++ Incorporated by reference to Exhibit 10.3 of Registration Statement No. 333-93533.

^ Incorporated by reference to the identically numbered exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

^^ Incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001.

^^^ Incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

~ Incorporated by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001

' Indicates management contract or compensatory plan or arrangement of the Securities Exchange Act of 1934, as amended.