Form 10-Q
period 2002-03-31
REGISTER COM INC
filed 2002-05-15
CIK 1091284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-29739

                               REGISTER.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                11-3239091
----------------------------------------  --------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

       575 Eighth Avenue, 8th Floor,
           New York, New York                            10018
----------------------------------------  --------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

         As of May 1, 2002, there were 39,675,853 shares of the registrant's common stock outstanding.

                               REGISTER.COM, INC.
                                    FORM 10-Q

                                      INDEX

PART I.  CONSOLIDATED FINANCIAL INFORMATION..................................  2

   Item 1. Consolidated Financial Statements.................................  2

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 23

PART II. OTHER INFORMATION................................................... 46

   Item 6. Exhibits and Report on Form 8-K................................... 46

PART I.   CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               REGISTER.COM, INC.
                           CONSOLIDATED BALANCE SHEET

                      (In thousands, except share amounts)

                                                          March 31, 2002             December 31, 2001
                                                         ---------------             -----------------
                                                            (Unaudited)
Assets
Current assets
   Cash and cash equivalents.........................    $        66,262              $        61,932
   Short-term investments............................             77,856                       78,186
   Accounts receivable, less allowance of $1,815 and
   $2,179, respectively..............................             15,747                       11,876
   Prepaid domain name registry fees.................             15,228                       13,845
   Deferred tax assets, net..........................             19,522                       18,415
   Other current assets..............................              6,852                        5,184
                                                         ---------------              ---------------
         Total current assets........................            201,467                      189,438
Fixed assets, net....................................              9,077                        8,036
Prepaid domain name registry fees, net of current
   portion...........................................              7,124                        4,718
Other investments....................................                396                          396
Marketable securities................................             61,871                       57,651
Goodwill and other intangibles, net..................             18,521                        8,550
                                                         ---------------              ---------------
         Total assets................................    $       298,456              $       268,789
                                                         ===============              ===============

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued expenses.............    $        16,161              $        12,365
   Deferred revenue, net.............................             60,286                       53,029
   Acquisition notes payable                                       8,522                            -
   Other current liabilities.........................              5,106                        3,452
                                                         ---------------              ---------------
         Total current liabilities...................             90,075                       68,846
Deferred revenue, net of current portion.............             29,344                       24,350
Other long-term liabilities                                          175
                                                         ---------------              ---------------
         Total liabilities...........................            119,594                       93,196
                                                         ---------------              ---------------

Commitments and contingencies........................

Stockholders' equity
   Preferred stock -- $0.0001 par value, 5,000,000
     shares authorized; none issued and outstanding..                  -                            -
   Common stock -- $.0001 par value, 200,000,000
     shares authorized; 39,499,295 shares issued and
     outstanding at March 31, 2002, and 38,296,581
     shares issued and outstanding at December 31,
     2001............................................                  4                            4
   Additional paid-in capital........................            210,823                      210,679
   Unearned compensation.............................             (2,552)                      (3,007)
   Accumulated other comprehensive income............                402                        1,386
   Accumulated deficit...............................            (29,815)                     (33,469)
                                                         ---------------              ---------------
         Total stockholders' equity..................            178,862                      175,593
                                                         ---------------              ---------------
         Total liabilities and stockholders' equity..    $       298,456              $       268,789
                                                         ===============              ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                    (In thousands, except per share amounts)

                                                                    Three months ended March 31,
                                                                 -----------------------------------
                                                                      2002                2001
                                                                 ---------------     ---------------
Net revenues..............................................       $        27,300     $        30,660
Cost of revenues..........................................                 8,753               8,451
                                                                 ---------------     ---------------
         Gross Profit.....................................                18,547              22,209
                                                                 ---------------     ---------------
Operating costs and expenses
   Sales and marketing....................................                 8,234               8,210
   Research and development...............................                 2,318               1,986
   General and administrative (includes non-cash
     compensation of $455 and $424, respectively).........                 3,864               4,343
   Amortization of goodwill and other intangibles.........                    30               3,882
                                                                 ---------------     ---------------
         Total operating costs and expenses...............                14,446              18,421
                                                                 ---------------     ---------------
Income from operations....................................                 4,101               3,788
Other income, net.........................................                 1,590               2,475
                                                                 ---------------     ---------------
Income before provision for income taxes..................                 5,691               6,263
Provision for income taxes................................                (2,037)             (4,312)
                                                                 ---------------     ---------------
         Net income.......................................                 3,654               1,951

Other comprehensive income
   Unrealized gain on marketable securities ..............                   498                 769
   Unrealized loss on foreign currency translation........                   (96)                  -
                                                                 ---------------     ---------------
         Comprehensive income ............................       $         4,056     $         2,720
                                                                 ===============     ===============

         Basic earnings per share.........................       $          0.09     $          0.05
                                                                 ===============     ===============
         Weighted average shares used in basic earnings
           per share......................................                38,572              36,896
                                                                 ===============     ===============

         Diluted earnings per share.......................       $          0.08     $          0.04
                                                                 ===============     ===============
         Weighted average shares used in diluted earnings
           per share......................................                44,175              43,467
                                                                 ===============     ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                                 2002             2001
                                                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.............................................................    $    3,654       $    1,951
   Adjustments to reconcile net income to net cash provided by operating activities
       Deferred revenues..................................................         5,315           (3,068)
       Depreciation and amortization......................................         1,010            4,736
       Compensatory stock options and warrants expense....................           455              424
       Deferred income taxes, net.........................................        (1,107)             537
       Unrealized loss on foreign currency translation....................           (96)               -
Changes in assets and liabilities affecting operating cash flows
     Accounts receivable, net.............................................        (1,423)          (1,994)
     Prepaid domain name registry fees....................................          (766)             577
     Prepaid income taxes.................................................             -            3,774
     Other current assets.................................................          (852)          (1,968)
     Accounts payable and accrued expenses................................         2,203             (874)
     Income taxes payable.................................................             -                -
     Other current liabilities............................................         1,614              648
                                                                              ----------       ----------
         Net cash provided by operating activities........................        10,007            4,743
                                                                              ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets..............................................          (910)            (545)
   Purchases of investments...............................................       (60,693)         (37,499)
   Maturities of investments..............................................        55,899           19,565
   Acquisition, net.......................................................           (93)               -
                                                                              ----------       ----------
         Net cash used in investing activities............................        (5,797)         (18,479)
                                                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock and warrants................           144              104
   Repayment of notes payable.............................................           (24)               -
                                                                              ----------       ----------
         Net cash provided by financing activities........................           120              104
                                                                              ----------       ----------
Net increase (decrease) in cash and cash equivalents......................         4,330          (13,632)
Cash and cash equivalents at beginning of period..........................        61,932           60,156
                                                                              ----------       ----------
         Cash and cash equivalents at end of period.......................    $   66,262       $   46,524
                                                                              ==========       ==========

Supplemental disclosure of cash flow information
   Cash paid for interest.................................................    $        8       $        -
   Cash paid for income taxes.............................................    $    1,731       $        -

        The accompanying notes are an integral part of these consolidated financial statements.

                               REGISTER.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

NATURE OF BUSINESS

         Register.com, Inc. (the "Company" or "Register.com") provides Internet domain name registration and other online products and services such as website creation, web-hosting, email, domain name forwarding and advertising.

         Register.com began processing registrations in the generic top level domains (gTLD).com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. Currently, the Company registers, renews and transfers domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 250 country code top level domains (ccTLDs), such as .co.uk and .org.uk for the United Kingdom, .de for Germany and ..jp for Japan.

         In June 2000, the Company acquired Inabox, Inc., developers of website creation software. Through its RegistryPro subsidiary, the Company is establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. The Company also has a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new gTLD .info which went live in October 2001.

         In March 2002, the Company acquired Virtual Internet plc, a leading provider of online intellectual property protection services based in the United Kingdom.

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

INTERIM FINANCIAL STATEMENTS

         The interim financial statements have been prepared by Register.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Register.com considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of Register.com at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Register.com believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with Register.com's December 31, 2001 audited financial statements and notes thereto included in Register.com's Annual Report on Form 10-K.

CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged approximately $7,425,000 of its cash equivalents and short-term investments as collateral against outstanding letters of credit as of March 31, 2002.

INVESTMENTS

         The Company classifies the debt securities it has purchased as marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. Gains or losses on securities sold are based on the specific identification method.

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

DOMAIN NAME REGISTRATION FEES

         Registration fees charged to end-users for registration services are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals. Substantially all end-user subscribers pay for services with major credit cards for which the Company receives daily remittances from the credit card carriers. A provision for chargebacks from the credit card carriers is included in accounts payable and accrued expenses. Such amounts are separately recorded and deducted from gross registration fees in determining net revenues. Referral commissions earned by the Company's participants in the Company's global partner network are deducted from gross registration revenue in determining net revenues.

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

PREPAID DOMAIN NAME REGISTRY FEES

         Prepaid domain name registry fees represent amounts paid to registries for generic and country code domains for updating and maintaining the registries. Domain name registry fees are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires the management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's most significant estimates relate to credit card charge backs and refunds, the realizability of deferred tax assets and the amortization period of intangible assets. Actual results could differ from those estimates. The markets for the Company's products and services are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future realizability of the Company's assets.

EARNINGS PER SHARE

         The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

         Basic earnings per share ("Basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents.

COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The difference between net income and comprehensive income for the three months ended March 31, 2002 included $498,000 of net unrealized gains in marketable securities and $96,000 of unrealized losses for foreign currency translation. The difference between net income and comprehensive income for the three months ended March 31, 2001 included $769,000, the net unrealized gain in marketable securities.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial condition or results of operations.

         SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted the Statement and ceased amortization of goodwill effective January 1, 2002.

         In accordance with the adoption provisions of SFAS 142, the following is a reconciliation of net income, basic earnings per share and diluted earnings per share with the amounts reported by the Company for the three months ended March 31, 2001 as if SFAS 142 had been in effect for the stated period.

                                                                           March 31,
                 (In thousands, except per share amounts)                     2001
                                                                           ---------
          Net Income:
                 Reported net income                                       $   1,951
                 Amortization of goodwill and other intangibles                3,882
                                                                           ---------

                 Adjusted net income                                       $   5,833
                                                                           =========
          Basic earnings per Share:
                  Reported basic earnings per share                        $    0.05
                  Amortization of goodwill and other intangibles per share      0.11
                                                                           ---------

                  Adjusted basic earnings per share                        $    0.16
                                                                           =========
          Diluted Earnings Per Share:
                  Reported diluted earnings per share                      $    0.04
                  Amortization of goodwill and other intangibles per share      0.09
                                                                           ---------

                  Adjusted diluted earnings per share                      $    0.13
                                                                           =========

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), replacing SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective January 1, 2002 for the Company. The adoption of SFAS 144 did not have a material impact on the Company's financial condition or results of operations.

RECLASSIFICATION

         Certain amounts in the financial statements of the prior year have been reclassified to conform to the current year presentation for comparative purposes.

3. CONTINGENCIES

LITIGATION

         In November 2001, the Company, its Chairman, President, Chief Executive Officer Richard D. Forman, former Vice President of Finance and Accounting, Alan
G. Breitman, Goldman Sachs & Co. and Lehman Brothers, Inc. two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the IPO. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The Company intends to vigorously defend the action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint.

         There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

4. ACQUISITION OF VIRTUAL INTERNET PLC

         On February 1, 2002, through one of its newly established subsidiaries, Register.com (UK) Limited, the Company announced a recommended cash offer for all outstanding shares of Virtual Internet plc. The offer valued Virtual Internet plc at approximately $16.9 million. The offer was declared unconditional on February 22, 2002 and the Company purchased all shares tendered prior to that date on March 8, 2002. The offer for the remaining shares closed on March 27, 2002. Together with shares the Company had acquired in the market directly, it owned approximately 98% of Virtual Internet plc's shares as of March 31, 2002. The Company expects to acquire the shares that had not been tendered before March 27, 2002 through the compulsory acquisition procedure pursuant to the U.K. Companies Act.

         Virtual Internet plc shareholders, other than shareholders in certain jurisdictions outside of the UK, were given the opportunity to elect to receive loan notes to be issued by Register.com (UK) limited in exchange for their Virtual Internet plc shares. Register.com (UK) Limited issued approximately $8.5 million in loan notes. These loan notes bear interest at a floating rate of LIBOR minus 1% and may be redeemed at the request of the holder at any time between six months after the date of issue and June 30, 2003, at which time they mature. The loan notes are guaranteed as to principal by Barclays Bank plc, whose guarantee is currently supported by a cash deposit of approximately $8.5 million by the Company. This deposit guarantees the payment of the loan notes. The cash portion of the Virtual Internet acquisition was funded with the Company's available cash resources. The terms of the transaction were determined through arms'-length negotiations between Register.com and Virtual Internet plc.

         Virtual Internet plc is based in the U.K. and has operations in the United States and Europe operating through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides online intellectual property management and protection services under the NetSearchers brand. The Hosting division provides web-hosting services under the Virtual Internet brand. The Company sold the Hosting division on May 9, 2002.

         The results of operations for Virtual Internet plc's NetSearchers business have been included in the Company's consolidated financial results since March 8, 2002. The net realizable value of the net assets of the Hosting division have been classified as "Assets held for sale" included in Other Current Assets on the Company's Balance Sheet. The impact of Virtual Internet plc's business on net revenues and operating income in the quarter ended March 31, 2002 were $730,000 and $28,000, respectively.

         Presented below are the pro forma financial results of the Company prepared under the assumption that the acquisition of Virtual Internet plc had been completed as of January 1, 2001. These pro forma financial results include the following significant assumptions:

         - The acquisition has been accounted for under the provisions of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" as if adopted January 1, 2001. Intangibles of $2.2 million have been identified and these primarily consist of trademarks, customer relationships and software technology with a weighted average life of 5.4 years. Goodwill of $7.8 million has been recognized in connection with this transaction. The Goodwill and identified intangibles reflect the preliminary allocation of the excess of the acquisition cost over the fair value of the assets and liabilities acquired. The estimate of fair value and the identification of certain intangible assets is preliminary and subject to change. For purposes of preparing this pro forma statement in order to maintain comparability between the reported results for fiscal 2002 and 2001, all the intangible assets of Virtual Internet plc with an indefinite life and goodwill have not been amortized in the pro forma results.

         - The acquisition price of approximately $16.9 million was funded with the issuance of $8.5 million of floating rate notes and $8.4 million of cash. The floating rate notes had an interest rate during the first quarter of fiscal 2001 and 2002 of 4.75% and 0.90%, respectively. An increase of 0.25% in the average short-term interest rate would result in a change to interest expense of $21,000 on an annual basis.

         - The exchange rates used in the translation of the historical financial results of Virtual Internet from U.K. pounds to U.S. dollars for the three months ended March 31, 2001 and 2002 is US$1.458 and US$1.426 per U.K. pound, respectively.

                                                        PRO FORMA
                                               THREE MONTHS ENDED MARCH 31,
(In thousands)                            2002                       2001
                                     --------------             --------------
Net sales                              $   29,028                 $   31,463
Net Income                             $    2,981                 $      973

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

         We began processing registrations in the generic top level domains
(gTLD) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.4 million domain name registrations under management as of March 31, 2002. Currently, we register, renew and transfer domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 250 country code top level domains (ccTLDs), such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan.

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

            PRODUCTS AND SERVICES                         PRODUCTS AND SERVICES
               PROVIDED BY US                                 RESOLD BY US

-  website-creation tools under the names             -  email
   FirstStepSite(R)and WebSiteNow!(TM)

-  intellectual property and brand protection         -  search engine
   services related to domain names                      submission services

-  domain name re-sale services offered through our   -  digital certificates
   subsidiary Afternic.com

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

         Through our RegistryPro subsidiary, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. We also have a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new gTLD ..info which went live in October 2001.

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

RECENT EVENT - ACQUISITION OF VIRTUAL INTERNET PLC

         On February 1, 2002, through one of our newly established subsidiaries, Register.com (U.K.) Limited, we announced a recommended cash offer for all outstanding shares of Virtual Internet plc. Virtual Internet plc is based in the U.K. and has operations in the United States and Europe operating through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides online intellectual property management and protection services under the NetSearchers brand. The Hosting division provides web-hosting services under the Virtual Internet brand. The offer valued Virtual Internet plc at approximately L11.99 million (approximately US $16.9 million). We consummated our offer in March 2002 and we currently own approximately 98% of Virtual Internet plc's shares. We are in the process of acquiring the remaining shares through the compulsory acquisition procedure pursuant to the U.K. Companies Act. Virtual Internet plc shareholders, other than shareholders in certain jurisdictions outside of the U.K., were given the opportunity to elect to receive loan notes to be issued by Register.com (U.K.) Limited in exchange for their shares. Our results of operations for the three month period ended March 31, 2002, include those of Virtual Internet's NetSearchers business since March 8, 2002. On May 9, 2002, we sold Virtual Internet plc's Hosting division for $0.5 million. The net realizable value of this division is included on the Balance Sheet as of March 31, 2002 as "Assets held for Sale" within Other Current Assets.

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

         Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. If a significant percentage of customers request refunds or chargebacks to their credit cards based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. As a result, we must estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period. In determining our estimate, we review historical rates of credit card chargebacks, current economic trends and changes in acceptance of our products and services on a monthly basis. Deferred revenues and net revenues are presented net of provisions recorded for potential chargebacks.

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

         We believe that the high growth rate experienced in the domain name registration market in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the recognition by businesses that they needed to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them rather than putting them to use; and (iii) extremely strong growth in new business start-ups in the Internet sector. In late 2000, the domain name registration market's growth rate began to decrease. Since the end of the third quarter of 2001, the overall number of .com, .net and .org gTLDs in the registry decreased from 32 million as of September 30, 2001 to 28.8 million as of December 31, 2001 to 27.3 million as of March 31, 2002. This is due, in large part, to the large number of names, which were registered in 1999 and 2000, by domain name speculators. Because we had a significant number of such promotional names registered through various aggressive marketing efforts, including our NameDemo.com service which we discontinued in February 2001, a significant percentage of the domain name registrations managed by us were not renewed and lapsed in the fourth quarter of 2001. This resulted in a decrease of our total names under management from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of December 31, 2001. In the first quarter of 2002 our total names under management increased slightly to 3.4 million as of March 31, 2002. Our number of paid domain name registrations, renewals and transfers, decreased sequentially each quarter from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. Registration renewals contribute to our revenues from domain name registrations as our customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations. Over time, as the percentage of names held by speculators decreases, we expect to see an increase in renewal rates across the industry. Taking into account all of these dynamics, we anticipate that revenues from domain name registrations will remain relatively flat for the short term, but will increase over time if our renewal and other marketing efforts are successful. We also anticipate that revenue from domain names will continue to be the largest component of our revenues for the foreseeable future.

         Online products and services, which primarily consist of applications for new gTLDs, intellectual property protection services related to the introduction of new gTLDs, email, domain name forwarding, web-hosting, site submission to search engines and software, are sold either as one time offerings or annual or monthly subscriptions, depending on the product or service offering. Examples of the online products and services related to the introduction of new gTLDs have included domain name applications for .biz, .info and .name, Brand Protection Plans for .biz (each such Plan included IP (Intellectual Property) claim filing and notification services, domain name application submissions and the registration of the .biz domain name should the customer obtain it), and defensive registrations for .name. Revenues from domain name applications, which may or may not result in domain registrations, and these other related services for .biz, .info and .name were recognized upon the sale of the applications and related services. Revenues from our other online products and services, such as email and domain name forwarding, are recognized ratably over the period in which we provide such services. To date, online products and services related to the introduction of new gTLDs have been designed by the different new gTLD registries and, as such, we cannot be certain as to which, if any, opportunities will arise nor the success we will meet in selling these products and services. To date, our software revenues have not been material and we do not expect these revenues to be material for the foreseeable future.

         Advertising revenues are derived from the sale of sponsorships and banner advertisements under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

COST OF REVENUES

         Our cost of revenues consists of the costs associated with providing domain name registrations and online products and services. Cost of revenues for domain name registrations primarily consists of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz and .info domain name registration to $6 per year for each .com, .net and .org domain name registration and registry fees of approximately $5 to $160 for one- or two-year country code domain name registrations. The largest component of our cost of revenues is the registry fees, which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

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

OPERATING EXPENSES

         Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization of goodwill and other intangible assets. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, registry fees associated with the domain names registered through NameDemo.com (discontinued in February 2002) or as part of our promotional campaigns which offered free registrations and commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services and quality assurance. General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees and bad debt accruals. Non-cash compensation expenses are related to grants of stock options and warrants made to employees, directors, consultants and vendors. Facilities expenses are allocated across our different operating expense categories. In addition to the $1.8 million, $2.2 million and $4.9 million of non-cash compensation expenses recorded in 2001, 2000 and 1999, respectively, we estimate we will record approximately $3.0 million in additional non-cash compensation charges through 2005 as follows: $1.8 million in 2002, $883,000 in 2003, $143,000 in 2004 and $174,000 in 2005. These charges primarily relate to the issuance of employee stock options having exercise prices below fair market value on the date of grant. The non-cash compensation charges will reduce our earnings or increase our losses, as applicable, in future periods.

NET INCOME

         Although we achieved profitability for the quarter ended March 31, 2002 and for the year ended December 31, 2000, we were not profitable for the year ended December 31, 2001. Our net loss for 2001 included a one-time write down of approximately $32.5 million of intangible assets associated with the acquisition of Afternic and the reversal of a tax valuation allowance of $2.5 million. Our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. We anticipate that our operating expenses will increase in the foreseeable future as we explore strategic opportunities, develop new products and services, expand internationally, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. In addition, losses at RegistryPro and Virtual Internet may reduce our profitability in 2002.

RESULTS OF OPERATIONS

         The following tables set forth our selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three months ended March 31, 2002 and 2001. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2001, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2002           2001
                                                                   -------------   ------------
                                                                         (In thousands)
Net revenues......................................................  $   27,300     $   30,660
Cost of revenues..................................................       8,753          8,451
                                                                    ----------     ----------
         Gross Profit.............................................      18,547         22,209
                                                                    ----------     ----------
Operating costs and expenses
   Sales and marketing............................................       8,234          8,210
   Research and development.......................................       2,318          1,986
   General and administrative (includes non-cash compensation of
     $455 and $424, respectively).................................       3,864          4,343
   Amortization of goodwill and other intangibles.................          30          3,882
                                                                    ----------     ----------
     Total operating costs and expenses...........................      14,446         18,421
                                                                    ----------     ----------
Income from operations............................................       4,101          3,788
Other income, net.................................................       1,590          2,475
Income tax expense................................................      (2,037)        (4,312)
                                                                    ----------     ----------
         Net income...............................................  $    3,654     $    1,951
                                                                    ==========     ==========

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2002           2001
                                                                   ------------   ------------
Net revenues......................................................         100%           100%
Cost of revenues..................................................          32%            28%
                                                                    ----------     ----------
         Gross Profit.............................................          68%            72%
                                                                    ----------     ----------
Operating costs and expenses
   Sales and marketing............................................          30%            27%
   Research and development.......................................           9%             6%
   General and administrative (includes non-cash compensation of
     $455 and $424, respectively).................................          14%            14%
   Amortization of goodwill and other intangibles.................           -             13%
                                                                    ----------     ----------
     Total operating costs and expenses...........................          53%            60%
                                                                    ----------     ----------
Income from operations............................................          15%            12%
Other income, net.................................................           5%             8%
Income tax expense................................................          -7%           -14%
                                                                    ----------     ----------
         Net income...............................................          13%             6%
                                                                    ==========     ==========

THREE MONTHS ENDED  MARCH 31, 2001 AND 2002

NET REVENUES

         Total net revenues decreased from $30.7 million for the three months ended March 31, 2001 to $27.3 million for the three months ended March 31, 2002.

         DOMAIN NAME REGISTRATIONS. Revenues from domain name registrations decreased 4.6% to $24.9 million for the three months ended March 31, 2002 from $26.1 million for the three months ended March 31, 2001. This decrease was due primarily to lower preceding sales levels and the resulting recognition of a lower amount of deferred revenue during the three months ended March 31, 2002 as compared to the amount recognized during the three months ended March 31, 2001.

         At March 31, 2002, we had $89.6 million of deferred revenue compared to $77.4 million at December 31, 2001. This represents a net increase of $12.2 million for the three months ended March 31, 2002 as compared to a $3.1 million decrease in deferred revenue for the three months ended March 31, 2001. The increase was primarily the result of the acquisition of Virtual Internet, which contributed $7.1 million in deferred revenue, and increased sales from renewed and transferred domain registrations. During the last twelve months, the average term of our domain name registrations has remained relatively constant at 19 months.

         ONLINE PRODUCTS AND SERVICES. Revenues from online products and services increased 4.4% from $794,000 for the three months ended March 31, 2001 to $829,000 for the three months ended March 31, 2002. The increase resulted primarily from sales of .name defensive registrations.

         ADVERTISING. Revenues from advertising decreased 57.9% from $3.8 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002, primarily from the decrease in our rates and volume of advertising and sponsorships we sold on our www.register.com, FirstStepSite(R) and other web pages during the current period. We anticipate continuing to face increasing challenges in the Internet advertising market in future periods.

COST OF REVENUES

         Total cost of revenues increased from $8.5 million for the three months ended March 31, 2001 to $8.8 million for the three months ended March 31, 2002.

         COST OF DOMAIN NAME REGISTRATIONS. Costs of domain name registrations increased 2.4% to $8.7 million for the three months ended March 31, 2002 from $8.3 million for the three months ended March 31, 2001. This increase was due primarily to increased costs other than registration fees, such as fulfillment costs.

         COST OF ONLINE PRODUCTS AND SERVICES. Cost of online products and services increased from $173,000 for the three months ended March 31, 2001 to $700,000 for the three months ended March 31, 2002 primarily due to fees paid to the .name registry in connection with sales of .name defensive registrations.

OPERATING EXPENSES

         Total operating expenses decreased from $18.4 million for the three months ended March 31, 2001 to $14.4 million for the three months ended March 31, 2002.

         SALES AND MARKETING. Sales and marketing expenses remained relatively constant, at $8.2 million for the three months ended March 31, 2001 and March 31, 2002 We anticipate that sales and marketing expenses for 2002 will show an increase as compared to 2001 as we market new products and services in accordance with our customer segmentation strategy and expand into new markets.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 16.7% from $2.0 million for the three months ended March 31, 2001 to $2.3 million for the three months ended March 31, 2002. The increase resulted primarily from salaries associated with new personnel in technology to support our growth. We anticipate that research and development expenses will continue to increase as we develop and modify our systems to accommodate growth in our business.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 11.0% from $4.3 million for the three months ended March 31, 2001 to $3.9 million for the three months ended March 31, 2002. The decrease was primarily due to a reduction in bad debts and the associated reserves for the three months ended March 31, 2002. We expect that our general and administrative expenses will increase as appropriate to support our overall growth. Non-cash compensation expenses, included herein, increased from $424,000 for the three months ended March 31, 2001 to $455,000 for the three months ended March 31, 2002. The non-cash compensation expenses were primarily attributable to the amortization of deferred compensation related to employee stock options. Based principally on grants of stock options and warrants made to date, we will record approximately $3.0 million of non-cash compensation charges in future periods as follows: $1.8 million in 2002, $883,000 in 2003, $143,000 in 2004 and $174,000
in 2005.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization and write-down of goodwill and other intangibles decreased from $3.9 million for the three months ended March 31, 2001 to $30,000 for the three months ended March 31, 2002. During the three months ended March 31, 2001, the amortization of goodwill and other intangibles was primarily related to the acquisitions of Inabox in June 2000 and Afternic in September 2000. In accordance with SFAS 142 we ceased amortization of goodwill effective January 1, 2002.

OTHER INCOME, NET

         Other income, net, which consisted primarily of interest income, net of interest expense, decreased from $2.5 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002. The decrease was primarily due to lower interest rates in the current period and a shift in our portfolio from higher rate taxable securities to lower rate tax-exempt securities.

INCOME TAX EXPENSE

         The provision for income taxes was $4.3 million for the three months ended March 31, 2001 compared to $2.0 million for the three months ended March 31, 2002. The decrease in income tax expense is primarily due to a lower net income before provision for income taxes.

NET INCOME

         Net income for the three months ended March 31, 2002 was $3.7 million compared to a net income of $2.0 million for the three months ended March 31, 2001. If the non-amortization provisions of SFAS 142 had been effective in 2001, net income for the three months ended March 31, 2001 would have been $5.8 million.

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

         At March 31, 2002, the combined total of our (i) cash and cash equivalents, (ii) short-term investments and (iii) marketable securities totaled $206.0 million. This is compared to $197.8 million at December 31, 2001.

         On February 1, 2002, through one of our newly established subsidiaries, Register.com (U.K.) Limited, we announced a recommended cash offer for all outstanding shares of Virtual Internet plc for L.468 per share
(approximately $0.66 per share). The offer valued Virtual Internet at approximately L11.99 million (approximately $16.9 million). We consummated our offer in March 2002 and we currently own approximately 98% of Virtual Internet plc's shares. We are in the process of acquiring the remaining shares through the compulsory acquisition procedure pursuant to the U.K. Companies Act. Virtual Internet plc shareholders, other than shareholders in certain jurisdictions outside of the U.K., were given the opportunity to elect to receive loan notes to be issued by Register.com (U.K.) Limited in exchange for their Virtual Internet plc shares. These loan notes bear interest at a floating rate of LIBOR minus 1% and may be redeemed at the request of the holder at any time between six months after the date of issue and June 30, 2003, at which time they mature. We issued approximately L6.0 million (approximately $8.5 million) in loan notes and the remainder of the purchase price has been paid in cash. The loan notes are guaranteed as to principal only by Barclays Bank plc, which guarantee is currently supported by a cash deposit of L6.0 million (approximately $8.5 million) by us. This deposit guarantees the payment of the loan notes. The cash portion of the Virtual Internet acquisition of approximately $8.4 million was funded with our available cash resources.

         Our business generated $10.0 million of cash from operations during the three months ended March 31, 2002 compared to $4.7 million in 2001. The increase in cash generated from operations was primarily due to an increase in paid domain name registrations, primarily from renewals.

         Net cash used for investing activities was $5.8 million for the three months ended March 31, 2002 compared to $18.5 million in 2001. Approximately 83% and 97% of the cash used for investing activities related to our purchase of short-term investments and marketable securities in 2002 and 2001, respectively. Net cash used for investing activities in 2002 for the acquisition of Virtual Internet plc was $0.1 million. The aggregate purchase price was approximately $16.9 million. The purchase price was funded by the issuance of $8.5 million aggregate principal amount of loan notes and $8.4 million in cash. In addition, the Company acquired $8.7 million of cash which Virtual Internet plc had at the date of acquisition. Finally, $0.9 million was used for the purchase of property and equipment and investment in our systems infrastructure.

         Net cash provided by financing activities totaled $120,000 for the three months ended March 31, 2002 compared to $104,000 in 2001. In 2002 and 2001 the majority of our financing activities were attributable to the issuance of common stock upon the exercise of warrants and options.

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

WE HAVE A HISTORY OF LOSSES AND ALTHOUGH WE WERE PROFITABLE FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE QUARTER ENDED MARCH 31, 2002, WE CANNOT ASSURE YOU THAT WE WILL SUSTAIN OR INCREASE OUR PROFITABILITY OR POSITIVE CASH FLOW IN THE FUTURE.

         Although we achieved profitability for the quarter ended March 31, 2002 and for the year ended December 31, 2000, we were not profitable for the year ended December 31, 2001. In addition, our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. We incurred losses from operations of approximately $9.7 million for the year ended December 31, 1999, $9.7 million for the year ended December 31, 2000 and $19.9 million for the year ended December 31, 2001. As of March 31, 2002 our accumulated deficit totaled $29.8 million. We anticipate that our operating expenses will increase in the foreseeable future as we explore strategic opportunities, develop new products and services, expand internationally, increase our sales and marketing operations, develop new distribution channels and strategic relationships, improve our operational and financial systems and broaden our customer service capabilities. In addition, losses at RegistryPro and Virtual Internet may reduce our profitability in 2002. Accordingly, we cannot assure you that we will be able to achieve profitability again or sustain or increase our positive cash flow in the future.

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF STRONG COMPETITION FROM VERISIGN, INC.

NETWORK SOLUTIONS' AUTHORIZATION BY THE U.S. GOVERNMENT TO ACT AS THE SOLE DOMAIN NAME REGISTRAR PRIOR TO APRIL 1999 IN THE .COM, .NET AND .ORG DOMAINS GIVES VERISIGN A SIGNIFICANT COMPETITIVE ADVANTAGE IN THE DOMAIN NAME REGISTRATION INDUSTRY.

         Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com, ..net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, Network Solutions was acquired by VeriSign, Inc., a provider of Internet trust services. We face significant competition from VeriSign as we seek to increase our revenue from domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. The acquisition of Network Solutions by VeriSign has not only facilitated cross-marketing between the two companies, but it has also strengthened VeriSign's competitive advantage by enabling it to bundle registration services with an expanded range of products and services. This leadership position together with VeriSign's broader array of products and service offerings and strong financial position, enable it to compete more effectively than most registrars in the formation of strategic partnerships, and the pursuit of acquisition targets. We cannot assure you that we will be able to overcome VeriSign's advantages and may therefore lose certain partnership and acquisition opportunities to VeriSign.

VERISIGN'S EXCLUSIVE CONTROL OVER THE REGISTRY FOR THE .COM, .NET AND .ORG DOMAINS HAS GIVEN IT AN ADVANTAGE OVER ALL COMPETITIVE REGISTRARS.

         On May 25, 2001, ICANN finalized agreements with VeriSign that supercede the original agreements between the parties and enable VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005 while retaining ownership and control over its registrar business. The agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates. VeriSign will also continue to operate the .org registry through December 2002.

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

COMPETITION IN THE DOMAIN NAME REGISTRATION SERVICES INDUSTRY CONTINUES TO INTENSIFY AMONG THE MARKET PARTICIPANTS.

         When we began providing online domain name registrations in the .com, ..net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for .com, .net and .org domain names. Since the end of the testbed period on November 30, 1999, ICANN has continued to accredit new registrars. As of April 29, 2002, ICANN had accredited 149 competitive registrars, including us, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. We also face substantial competition from many resellers that are not accredited registrars but offer domain name registrations through a competing accredited registrar's system. The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry have made it difficult for us to maintain our unit market share during 2000 and 2001 and, together with a decline in the growth rate of the domain name registration market, contributed to a sequential quarterly decline in the number of paid domain name registrations, transfers and renewals we performed from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. If we were to again experience a decline in paid domain name registrations, transfers and renewals our business, financial condition and results of operations could be materially adversely affected.

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

         The domain name market is still in its early stages of development and we do not expect that it will experience the same high level of growth it has experienced in the past. As the market began to absorb the slow down in the growth and expansion of the Internet and Internet-related business and the decrease of speculative domain names discussed in the following risk factor, based on VeriSign press releases, the total number of .com, .net and .org domains in the registry decreased from 30.6 million as of March 31, 2001 to 27.3 million as of March 31, 2002. In addition the overall number of registrations in each new gTLD, such as .biz and .info, is expected to be significantly lower than that for .com registrations. The slow down in the overall market growth, together with increased competition, contributed to a sequential quarterly decline in the number of our paid domain name registrations, transfers and renewals from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. A resumption of this decline could materially adversely affect our business, results of operations and financial condition.

IF OUR CUSTOMERS DO NOT RENEW THEIR DOMAIN NAME REGISTRATIONS OR IF THEY TRANSFER THEIR REGISTRATIONS TO OUR COMPETITORS, AND WE FAIL TO REPLACE THEIR BUSINESS OR DEVELOP ALTERNATIVE SOURCES OF REVENUE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.

         The growth of our business depends in great part on our customers' renewal of their domain name registrations through us. Our first expirations for ..com, .net and .org domain names occurred in January 2001. As such, we have only limited experience to date with registration renewals. Our renewal rate for paid registrations for the year ended December 31, 2001 was less than 50%. We believe that our renewal rates in 2001 were depressed by the high number of speculative registrations that occurred during the initial growth stage of the domain name registration industry in 1999 and 2000. During the third and fourth quarters of 2000 we offered one-year registrations at no charge or at significant discounts to our standard registration fees. We have experienced and anticipate very low renewal rates for these and other speculative registrations. Our total domain name registrations under management declined from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of December 31, 2001, but then grew slightly to 3.4 million as of March 31, 2002. We cannot predict the volume of registration renewals we should expect or assure you that those customers who will renew their registrations will do so through us. If we are unable to increase our overall renewal rate or number of new registrations, the combination of our customers deciding not to renew their registrations through us and the increase we have experienced in the transfers of registrations to other registrars will continue to have the cumulative effect of decreasing the number of domain name registrations under our management. This could cause our revenues from domain name registrations to decrease and could materially adversely affect our business, financial condition and results of operations.

IF THE INTRODUCTION OF NEW GTLDS EXPERIENCE ADDITIONAL DELAYS OR IF OUR CUSTOMERS TURN TO OTHER REGISTRARS FOR THEIR REGISTRATION NEEDS FOR NEW GTLDS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

         Intervening factors, including longer than expected contract negotiations, changes to terms of the registry's product offering and litigation, resulted in delays in the launches of the new gTLDs. The .biz, .info and .name registries have launched their registration services, however, the ..pro registry only recently signed its agreement with ICANN, and still faces many operational challenges prior to launch. We do not know if any additional generic top level domains will be introduced in the future. Furthermore, the overall number of registrations in each new gTLD that has been launched is expected to be significantly lower than that for .com registrations and we cannot assure you that we will successfully market our capabilities with respect to new gTLDs or that customers will rely on us to provide registration services within these domains. Our business, financial condition and results of operations could be materially adversely affected if the new gTLDs are not successful, additional new top level domains are not introduced, or if substantial numbers of our customers turn to other registrars for their new gTLD registration needs.

THE INTRODUCTION OF NEW TOP LEVEL DOMAINS MAY CAUSE FLUCTUATIONS IN OUR RESULTS OF OPERATIONS, THEREBY MAKING OUR FUTURE OPERATING PERFORMANCE DIFFICULT TO PREDICT.

         We anticipate that with the introduction of each new gTLD or newly launched TLD such as .us or .eu, our revenue from new registrations and other products and services related to the launch of these TLDs will initially increase and then level off, which will have a corresponding affect on our net revenues and our cost of revenues. As a result, our operating results may fluctuate in the future. If our marketing and other expenses associated with their launch exceed the revenues we recognize from these opportunities, our business, financial condition and results of operations could be materially adversely affected.

WE CANNOT ASSURE YOU THAT THE REGISTRYPRO AND AFILIAS VENTURES WILL BE SUCCESSFUL. IN ADDITION, WE INTEND TO INCUR ADDITIONAL CAPITAL EXPENDITURES TO ESTABLISH AND DEVELOP REGISTRYPRO'S PRODUCTS AND SERVICES. SUCH EXPENDITURES WOULD REDUCE THE FINANCIAL RESOURCES WE COULD USE FOR OUR PRIMARY BUSINESS.

         In November 2000, Afilias, LLC, a consortium of 18 ICANN-accredited registrars including us, was selected to operate a registry for the .info gTLD and RegistryPro, initially a joint venture between Virtual Internet plc and us, was selected to operate a registry for the .pro gTLD which will be exclusively for accredited professionals. In March 2002, we consummated our recommended cash offer for all outstanding shares of Virtual Internet and we have since acquired approximately 98% of Virtual Internet's shares. While Afilias launched real time ..info registrations in October 2001, RegistryPro only recently signed its contract with ICANN and still faces many operational challenges prior to launch including finalizing the overall technological integration and function of the ..pro top level domain product. In their early stages, these ventures will likely require additional infusions of capital as they establish themselves as registries of new top level domains. As they require further funding it may be difficult to obtain financing from outside sources, and we expect we will have to invest our own capital to build systems to support RegistryPro and to market its services. The same may occur with Afilias. A lack of adequate funding could impact RegistryPro's ability to launch its services or either Registry's ability to promote the new top level domains in the marketplace once launched. We cannot accurately predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias and RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand is lower than anticipated, for these new gTLDs, or if the returns on our capital expenditures are lower than expected or take longer to materialize, our primary business, financial condition and results of operation could be materially adversely affected.

WE CANNOT PREDICT WITH ANY CERTAINTY THE EFFECT THAT NEW GOVERNMENTAL AND REGULATORY POLICIES, OR INDUSTRY REACTIONS TO THOSE POLICIES, WILL HAVE ON OUR BUSINESS.

         Before April 1999, Network Solutions managed the domain name registration system for the .com, .net and .org domains pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized ICANN, to oversee key aspects of the Internet domain name registration system. Since that time and particularly because the domain name industry is in its early stages of development, ICANN has been subject to strict scrutiny by the public and the government. ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity, and its President recently recommended a restructuring of the organization, including additional roles for government and government funding. While these issues will take time to sort out, the long term structure and mission of ICANN may evolve even in the coming year to answer perceived shortcomings. As such, we continue to face the risks that:

         - the U.S. government may, for any reason, reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

         - the Internet community or the Department of Commerce or U.S. Congress may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system;

         - ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations;

         - accreditation criteria could change in ways that are disadvantageous to us;

         - we may not be selected as a registrar for additional top-level domains (particularly sponsored new gTLDs) as they become approved; and

         - ICANN's limited resources may seriously affect its ability to carry out its mandate.

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

         For the year ended 2001, our advertising revenues were down 22.5% compared to the year ended December 31, 2000, and constituted 8.2% of our net revenues. For the quarter ended March 31, 2002, this trend continued as our advertising revenues were down 57.9% from the quarter ended March 31, 2001. The price we are able to charge for advertisements has been negatively impacted by the overall Internet advertising market, which negatively impacts our business. Given the current market conditions, our customers that are Internet-related companies may be anticipating or experiencing difficulty raising capital and therefore may elect to scale back the resources they devote to advertising. The softness in the market for Internet advertising coupled with the actual or perceived ineffectiveness of Internet advertising in general could materially adversely affect our business, financial condition and results of operations.

IF OUR CUSTOMERS DO NOT FIND OUR EXPANDED PRODUCT AND SERVICE OFFERINGS APPEALING, OR IF WE FAIL TO ESTABLISH OURSELVES AS A RELIABLE SOURCE FOR THESE PRODUCTS AND SERVICES, WE MAY REMAIN DEPENDENT ON DOMAIN NAME REGISTRATIONS AS A PRIMARY SOURCE OF REVENUE AND OUR NET REVENUES MAY FALL BELOW ANTICIPATED LEVELS.

         Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services related to domain name usage. We expect to incur significant costs in acquiring, developing and marketing these new products and services. We cannot assure you that we will be able to develop new products and services outside of our primary business and, if we are able to develop such products and services, that we will succeed in attaining the market's confidence in us as a reliable provider of these products and services. Our primary business, domain name registration services, generated 91% of our net revenues during the quarter ended March 31, 2002. If we fail to offer products and services that meet our customers' needs, or we do not provide products and services which are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset these related costs and we will remain dependent on domain name registrations as our primary source of revenue. In addition, as we offer new products and services, we may need to increase the size and will need to expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to provide our customer service staff with training and staffing sufficient to support our new products and services, we may lose customers who feel that their inquiries have not been adequately addressed. Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

OUR ACQUISITION STRATEGY, AND OUR RECENT ACQUISITION OF VIRTUAL INTERNET PLC, SUBJECTS US TO SIGNIFICANT RISKS, ANY OF WHICH COULD HARM OUR BUSINESS.

         Acquisitions, including our recent acquisition of Virtual Internet plc, involve a number of risks and present financial, managerial and operational challenges, including:

         - diversion of management attention from running our existing business;

         - increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees;

         - increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

         - adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions; and

         - potential disputes with the sellers of acquired businesses, technologies, services or products.

         We acquired Virtual Internet in March 2002, sold its hosting division in May 2002 and have only recently begun the integration process of its NetSearchers division. We may not be successful in integrating the business, technology, operations and personnel of Virtual Internet or any other acquired company. Moreover, performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.

         Our recent acquisition of Virtual Internet presents a number of challenges, including:

         - We may not be able to increase revenues and/or cut expenses sufficiently to turn Virtual Internet profitable.

         - We face increased managerial and operational challenges due to the European location of Virtual Internet's operations.

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

         We recently expanded our business into international markets, through our acquisition of Virtual Internet which is based in the United Kingdom and has offices in France and Italy. Prior to this acquisition, our customer service operation in Canada was our only experience with operations outside of New York or the United States. Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing Virtual Internet's foreign personnel and operations will require significant management attention and financial resources. There are a number of risks associated with conducting our business internationally that could negatively impact our results of operation, including:

         - management and integration problems resulting from cultural differences;

         -  political and economic instability in some international markets;

         -  competition with foreign companies;

         - legal uncertainty regarding liability and compliance with foreign laws;

         -  currency fluctuations and exchange rates;

         -  potentially adverse taxes;

         - difficulties in protecting intellectual property rights in international jurisdictions; and

         -  the level of adoption of the Internet in international markets.

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

         A substantial majority of our revenues are obtained through online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. If a significant percentage of our customers request refunds or chargebacks to their credit cards based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. Although we have implemented procedures to reduce fraudulent and disputed credit card transactions, we have a high rate of chargebacks and refunds. If we cannot decrease our rate of chargebacks and credit card refunds we experience, we may continue to experience a decrease of our net revenues, damage our relationship with customers, credit card issuers and processors, and our own creditors and in turn lose our ability to process certain credit card transactions.

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

OUR FAILURE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY MAY HARM OUR BUSINESS.

         If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share. The Internet and electronic commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the domain name registration industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability:

         -  to enhance our existing products and services;

         - to develop and license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

         - to respond to technological advances and emerging industry standards and practices on a cost-effective or timely basis.

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

IF INTERNET USAGE DOES NOT GROW, OR IF THE INTERNET DOES NOT CONTINUE TO EXPAND AS A MEDIUM FOR COMMERCE, OUR BUSINESS MAY SUFFER.

         Our success depends upon the continued development and acceptance of the Internet as a widely used medium for commerce and communication. Rapid growth in the uses of and interest in the Internet is a relatively recent phenomenon, and we cannot assure you that use of the Internet will continue to grow at its current pace. A number of factors could prevent continued growth, development and acceptance, including:

         - the unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

         - the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;

         - security and authentication issues may create concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

         - privacy concerns, including those related to the ability of websites to gather user information without the user's knowledge or consent, may impact consumers' willingness to interact online.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET.

         To date, government regulations have not materially restricted the use of the Internet. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. Both new and existing laws may be applied to the Internet by state, federal or foreign governments, covering issues that include:

         -  sales and other taxes;

         -  user privacy;

         -  the expansion of intellectual property rights;

         -  pricing controls;

         -  characteristics and quality of products and services;

         -  consumer protection;

         -  cross-border commerce;

         -  libel and defamation;

         -  copyright, trademark and patent infringement;

         -  security;

         -  pornography; and

         -  other claims based on the nature and content of Internet materials.

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

                                INVESTMENT RISKS

OUR STOCK PRICE, LIKE THAT OF MANY INTERNET COMPANIES, IS HIGHLY VOLATILE.

         The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by a number of factors, including:

         - general market and economic conditions and market conditions affecting technology and Internet stocks generally;

         -  limited availability of our shares on the open market;

         - actual or anticipated fluctuations in our quarterly or annual registrations or operating results;

         - announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions such as stock splits; and

         -  industry conditions and trends.

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

         As of May 1, 2002, our directors, executive officers and principal stockholders beneficially owned approximately 24.4% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Currently 11,667 shares of common stock held by the former stockholders of Inabox are subject to lock-up agreements with us pursuant to which all 11,667 unregistered shares will be released from the lock-up on June 4, 2002. In addition, as of April 15, 2002, 939,363 shares of common stock held by the former stockholders of Afternic.com are also subject to lock-up agreements and will be released on a monthly basis until the expiration of the lock-up agreements on September 15, 2004. Of these shares, 32,392 shares are released from the lock-up each month, of which 2,796 shares are covered by a registration statement and 29,596 shares are not covered by a registration statement. Additionally, a number of holders of our common stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our exposure to market risk is limited to interest rates and foreign currency exchange rates. We believe that we are not subject to any material interest rate risk because all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years with a majority having a maturity of under one year. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio.

         We consider our exposure to foreign currency exchange rate fluctuations to be minor. Both the revenues and expenses of our wholly owned subsidiaries are denominated in local currencies. In these regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the United States dollar will result in lower revenues when translated to United States dollars, operating expenses will also be lower in these circumstances. Because of our limited exposure to the adverse impact of foreign currency exchange rate fluctuations, we have not engaged in any hedging activities, although if future events or changes in circumstances indicate that hedging activities would be beneficial, we may consider such activities.

         We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a) None.

         (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

         On February 4, 2002, we filed a Current Report on Form 8-K, Item 5, announcing a recommended cash offer by a wholly-owned Register.com subsidiary for the outstanding shares of Virtual Internet plc ("Virtual Internet").

            On February 27, 2002, we filed a Current Report on Form 8-K, Item 5, announcing that our recommended cash offer for all outstanding shares of Virtual Internet was declared unconditional on February 22, 2002.

            On March 1, 2002, we filed a Current Report on Form 8-K, Item 5, announcing that Peter A. Forman, one of our directors and our co-founder, had amended his written selling plan to extend the term to December 31, 2002.

            On March 25, 2002, we filed a Current Report on Form 8-K, Item 2, announcing the purchase of 97% of Virtual Internet's shares in the recommended cash offer.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               REGISTER.COM, INC.

Date: May 15, 2002       By:    /s/ Rene Mathis
                                ---------------
                         Name:  Rene Mathis
                         Title: Chief Financial Officer and Treasurer (Principal
                         Financial and Accounting Officer and Duly Authorized
                         Officer)