Form 10-Q
period 2002-06-30
REGISTER COM INC
filed 2002-08-14
CIK 1091284

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2002

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-29739

                               REGISTER.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                       11-3239091
---------------------------------------               --------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

 575 Eighth Avenue, 11th Floor, New York, New York              10018
---------------------------------------------------         ------------
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

          As of August 5, 2002, there were 40,026,223 shares of the registrant's common stock outstanding.

                               REGISTER.COM, INC.
                                    FORM 10-Q

                                      INDEX

PART I.    CONSOLIDATED FINANCIAL INFORMATION.........................................................................2

      Item 1.  Consolidated Financial Statements......................................................................2

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................13

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................48

PART II.   OTHER INFORMATION.........................................................................................49

      Item 1.  Legal Proceedings.....................................................................................49

      Item 4.  Submission of Matters to a Vote of Security Holders...................................................49

      Item 6.  Exhibits and Report on Form 8-K.......................................................................50

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               REGISTER.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                     June 30, 2002              December 31, 2001
                                                                    ---------------             -----------------
                                                                      (Unaudited)
Assets
Current assets
   Cash and cash equivalents.........................               $        70,987              $        61,932
   Short-term investments............................                        68,770                       78,186
   Accounts receivable, less allowance of
   $3,301 and $2,179, respectively...................                        16,318                       11,876
   Prepaid domain name registry fees.................                        16,172                       13,845
   Deferred tax assets, net..........................                        21,218                       18,415
   Other current assets..............................                         6,386                        5,184
                                                                    ---------------              ---------------
         Total current assets........................                       199,851                      189,438
Fixed assets, net....................................                         9,016                        8,036
Prepaid domain name registry fees, net of current
   portion...........................................                         7,800                        4,718
Other investments....................................                           428                          396
Marketable securities................................                        71,615                       57,651
Goodwill and other intangibles, net..................                        19,457                        8,550
                                                                    ---------------              ---------------
         Total assets................................               $       308,167              $       268,789
                                                                    ===============              ===============

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued expenses.............               $        11,543              $        12,365
   Deferred revenue, net.............................                        63,481                       53,029
   Acquisition notes payable.........................                         9,117                            -
   Other current liabilities.........................                         6,915                        3,452
                                                                    ---------------              ---------------
         Total current liabilities...................                        91,056                       68,846
Deferred revenue, net of current portion.............                        30,239                       24,350

                                                                    ---------------              ---------------
         Total liabilities...........................                       121,295                       93,196
                                                                    ---------------              ---------------

Commitments and contingencies........................

Stockholders' equity
   Preferred stock -- $0.0001 par value, 5,000,000
     shares authorized; none issued and outstanding..                             -                            -

   Common stock -- $.0001 par value, 200,000,000
     shares authorized; 40,025,461 shares issued and
     outstanding at June 30, 2002, and 38,296,581
     shares issued and outstanding at December 31,
     2001............................................                             4                            4
   Additional paid-in capital........................                       216,136                      210,679
   Unearned compensation.............................                        (2,389)                      (3,007)
   Accumulated other comprehensive income............                         2,089                        1,386
   Accumulated deficit...............................                       (28,968)                     (33,469)
                                                                    ---------------              ---------------
         Total stockholders' equity..................                       186,872                      175,593
                                                                    ---------------              ---------------
         Total liabilities and stockholders' equity..               $       308,167              $       268,789
                                                                    ===============              ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               REGISTER.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                             -----------------------------          ------------------------------
                                                2002               2001               2002                 2001
                                             ---------           ---------          ---------           ----------
Net revenues......................           $  26,967           $  29,987          $  54,267           $   60,646
Cost of revenues..................               9,282               8,640             17,910               17,091
                                             ---------           ---------          ---------           ----------
     Gross profit.................              17,685              21,347             36,357               43,555
                                             ---------           ---------          ---------           ----------
Operating costs and expenses
   Sales and marketing............               8,169               8,500             16,528               16,710
   Research and development.......               3,157               2,043              5,475                4,029
   General and administrative
     (includes non-cash
     compensation of $441, $469,
     $865 and $924, respectively).               4,806               3,463              8,663                7,806
   Amortization of goodwill and
     other intangibles............                 123               3,874                153                7,756
                                             ---------           ---------          ---------           ----------
     Total operating costs and
       expenses...................              16,255              17,880             30,819               36,301
                                             ---------           ---------          ---------           ----------
Income from operations............               1,430               3,467              5,538                7,254
Other income, net.................               1,479               2,287              3,063                4,763
                                             ---------           ---------          ---------           ----------
Income before provision for
   income taxes...................               2,909               5,754              8,601               12,017
Provision for income taxes........              (2,063)             (3,745)            (4,100)              (8,057)
                                             ---------           ---------          ---------           ----------
     Net income...................                 846               2,009              4,501                3,960

Other comprehensive income
   Unrealized (loss) gain on
   marketable securities..........           $    (869)          $     162          $    (371)          $      931
   Unrealized gain on foreign
   currency translation...........               1,170                   -              1,074                    -
                                             ---------           ---------          ---------           ----------
     Comprehensive income.........           $   1,147           $   2,171          $   5,204           $    4,891
                                             =========           =========          =========           ==========

     Basic income per share.......           $    0.02           $    0.05          $    0.12           $     0.11
                                             =========           =========          =========           ==========
     Weighted average shares  -
       basic .....................              39,530              37,086             38,890               36,995
                                             =========           =========          =========           ==========

     Diluted income per share.....           $    0.02           $    0.05          $    0.10           $     0.09
                                             =========           =========          =========           ==========
     Weighted average shares -
       diluted....................              43,544              43,919             43,072               43,643
                                             =========           =========          =========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               REGISTER.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                      ------------------------------
                                                                                        2002                 2001
                                                                                      ---------           ----------
Cash flows from operating activities
Net income...............................................................             $   4,501           $    3,960
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities
   Depreciation and amortization.........................................                 2,121                9,496
   Compensatory stock options and warrants expense.......................                   618                  866
   Deferred income taxes.................................................                (2,803)               4,283
   Tax benefit from exercise of employee stock options...................                 4,008                    -
   Unrealized loss on foreign currency translation.......................                    25                    -
Changes in assets and liabilities affecting operating cash flows
   Accounts receivable...................................................                (1,779)               1,248
   Prepaid domain name registry fees.....................................                (2,177)               1,634
   Deferred revenues.....................................................                 8,863              (12,680)
   Prepaid income taxes..................................................                     -                3,774
   Other current assets..................................................                  (386)              (1,312)
   Accounts payable and accrued expenses.................................                (2,126)              (1,515)
   Other current liabilities.............................................                 3,048                  568
                                                                                      ---------           ----------
     Net cash provided by operating activities...........................                13,913               10,322
                                                                                      ---------           ----------
Cash flows from investing activities
   Purchases of fixed assets.............................................                (1,754)              (1,592)
   Purchases of investments..............................................              (143,653)             (67,459)
   Maturities of investments.............................................               139,362               24,888
   Acquisitions, net of cash acquired....................................                (9,249)                   -
                                                                                      ---------           ----------
     Net cash used in investing activities...............................               (15,294)             (44,163)
                                                                                      ---------           ----------
Cash flows from financing activities
   Net proceeds from issuance of common stock and warrants...............                 1,449                  365
   Issuance of notes payable.............................................                 8,552                    -
   Principal payments on capital lease obligations.......................                  (204)                   -
                                                                                      ---------           ----------
     Net cash provided by financing activities...........................                 9,797                  365
Effect of exchange rate changes on cash..................................                   639                    -
                                                                                      ---------           ----------
Net increase (decrease) in cash and cash equivalents.....................                 9,055              (33,476)
Cash and cash equivalents at beginning of period.........................                61,932               60,156
                                                                                      ---------           ----------
Cash and cash equivalents at end of period...............................             $  70,987           $   26,680
                                                                                      =========           ==========
Supplemental disclosure of cash flow information
   Cash paid for interest................................................             $       8           $        -
   Cash paid for income taxes............................................             $   1,731           $        -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               REGISTER.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

NATURE OF BUSINESS

          Register.com, Inc. (the "Company" or "Register.com") provides Internet domain name registration and other products and services such as website creation, web-hosting, email, domain name forwarding, domain name re-sale services, intellectual property and brand protection services related to domain names and advertising.

          Register.com began processing registrations in the generic top level domains (gTLD) .com, .net and .org in June 1999 and, as such, was the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. Currently, the Company registers, renews and transfers domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 250 country code top level domains (ccTLDs), such as .co.uk and .org.uk for the United Kingdom, .de for Germany and ..jp for Japan.

          Through its RegistryPro subsidiary, the Company is planning to establish a new registry for the gTLD .pro, which will be restricted to certified professionals such as lawyers, doctors and accountants. The Company also has a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new gTLD .info which went live in October 2001.

          In March 2002, the Company acquired Virtual Internet plc, a provider of online intellectual property protection services based in the United Kingdom.

ORGANIZATION

          The Company originally operated as Forman Interactive Corp. ("Forman"), a New York corporation that was formed in November 1994. Pursuant to a Merger Agreement dated June 23, 1999 by and among Register.com, a Delaware corporation formed in May 1999 specifically for the purpose of this merger, and Forman, the stockholders of Forman exchanged their shares for an equivalent number of shares of Register.com. References herein to the operations and historical financial information of the Company prior to the date of the merger refer to the operations and historical financial information of Forman. On March 3, 2000, the Company sold shares of its common stock through its initial public offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

INTERIM FINANCIAL STATEMENTS

          The interim financial statements have been prepared by Register.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments which Register.com considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of Register.com at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Register.com believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with Register.com's December 31, 2001 audited financial statements and notes thereto included in Register.com's Annual Report on Form 10-K.

CASH EQUIVALENTS

          The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged approximately $7.4 million in cash equivalents and short-term investments as collateral against outstanding letters of credit as of June 30, 2002, and $9.1 million in cash has been deposited with a bank to guarantee repayment of notes payable in connection with the Virtual Internet acquisition (see Note 4).

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

REVENUE RECOGNITION

          The Company's revenues are primarily derived from domain name registration fees, advertising and other products and services.

DOMAIN NAME REGISTRATION FEES

          Registration fees charged to end-users for registration services are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals. A majority of end-user subscribers pay for services with credit cards for which the Company receives daily remittances from the credit card carriers. A provision for estimated chargebacks from the credit card carriers is included in accounts payable and accrued expenses. Such amounts are separately recorded and deducted from gross registration fees in determining net revenues. For some of our customers who register domain names through our Corporate Services division and through our Virtual Internet subsidiary, and for some participants in our Global Partner Network, we establish lines of credit based on credit worthiness. Referral commissions earned by the Company's participants in the Company's Global Partner Network are deducted from gross registration revenue in determining net revenues.

OTHER PRODUCTS AND SERVICES

          Revenue from other products and services is recognized on a straight-line basis over the period in which services are provided. Payments received in advance of services being provided are included in deferred revenue. Revenues from escrow services are recognized upon completion of the escrow service provided.

ADVERTISING

          Advertising revenues are derived principally from short-term advertising contracts. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

DEFERRED REVENUE

          Deferred revenue primarily relates to the unearned portion of revenues related to the unexpired term of registration fees net of an estimate for credit card chargebacks and refunds and external commissions, deferred advertising revenue, and other products and services revenue.

PREPAID DOMAIN NAME REGISTRY FEES

          Prepaid domain name registry fees represent amounts paid to registries for generic and country code domains for updating and maintaining the registries. Domain name registry fees are recognized on a straight-line basis over the life of the registration term.

INCOME TAXES

          The Company recognizes deferred taxes by the asset and liability method. Under that method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires the management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's most significant estimates relate to credit card chargebacks and refunds, the realizability of accounts receivable and deferred tax assets, and the amortization period of intangible assets. Actual results could differ from those estimates. The markets for the Company's products and services are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future realizability of the Company's assets.

EARNINGS PER SHARE

          The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

          Basic earnings per share ("Basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents or the proceeds from exercises of options and warrants.

COMPREHENSIVE INCOME

          The Company follows SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The difference between net income and comprehensive income for the three months and six months ended June 30, 2002 included $869,000 and $371,000, respectively, of net unrealized losses in marketable securities and $1.2 million, and $1.1 million, of unrealized gain from foreign currency translation. The difference between net income and comprehensive income for the three months and six months ended June 30, 2001 included $162,000 and $931,000, respectively, of net unrealized gain in marketable securities.

RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

          SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of SFAS 141 did not have a material impact on the Company's financial condition or results of operations.

          SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted the Statement and ceased amortization of goodwill effective January 1, 2002.

          In accordance with the adoption provisions of SFAS 142, the following is a reconciliation of net income, basic income per share and diluted income per share with the amounts reported by the Company for the three and six months ended June 30, 2001 as if SFAS 142 had been in effect for the stated period.

                                                                    Three months ended           Six months ended
                                                                    ------------------           -----------------
                                                                       June 30, 2001               June 30, 2001
                                                                       (In thousands, except per share amounts)
Net Income:
        Reported net income                                          $           2,009           $           3,960
        Amortization of goodwill and other intangibles                           3,874                       7,756
                                                                     -----------------           -----------------

        Adjusted net income                                          $           5,883           $          11,716
                                                                     -----------------           -----------------

Basic Income Per Share:
         Reported basic income per share                             $            0.05           $            0.11
         Amortization of goodwill and other intangibles per
         share                                                                    0.10                        0.21
                                                                     -----------------           -----------------

         Adjusted basic income per share                             $            0.15           $            0.32
                                                                     -----------------           -----------------

Diluted Income Per Share:
         Reported diluted income per share                           $            0.05           $            0.09
         Amortization of goodwill and other intangibles per
         share                                                                    0.09                        0.18
                                                                     -----------------           -----------------

         Adjusted diluted income per share                           $            0.14           $            0.27
                                                                     -----------------           -----------------

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective January 1, 2002 for the Company. The adoption of SFAS 144 did not have a material impact on the Company's financial condition or results of operations.

RECLASSIFICATION

          Certain amounts in the financial statements of the prior year have been reclassified to conform to the current year presentation for comparative purposes.

3. CONTINGENCIES

LITIGATION

          In November 2001, the Company, its Chairman, President, Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc. two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the IPO. On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned IN RE: REGISTER.COM, INC. INITIAL PUBLIC OFFERING SECURITIES LITIGATION. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. On July 15, 2002, the Company and the Individual Defendants moved to dismiss all claims against them. The Court has not ruled on this motion. The Company intends to vigorously defend the action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York.

          Register.com has been named as a defendant in a lawsuit filed on May 2, 2002, which alleges that the Company's SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. In an effort to protect the Company's customers' online identities, our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the "www.register.com" website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of the Company's services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for an additional one-year period. Plaintiff seeks class certification and alleges violation of certain New York statutes as well as a breach of contract, money had and received and unjust enrichment. Plaintiff further seeks to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. The Company intends to defend these claims vigorously.

          There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

4. ACQUISITION OF VIRTUAL INTERNET PLC

          As of March 8, 2002, the Company acquired substantially all of the shares of Virtual Internet plc for approximately $16.9 million in cash. In connection with the acquisition, the Company issued approximately 6.0 million pounds sterling (approximately $9.1 million at June 30, 2002) in loan notes. These loan notes bear interest at a floating rate of LIBOR minus 1% and may be redeemed at the request of the holder at any time between September 8, 2002 and June 30, 2003, at which time they mature. The loan notes are guaranteed as to principal by Barclays Bank plc, whose guarantee is currently supported by a cash deposit of approximately 6.0 million pounds sterling (approximately $9.1 million at June 30, 2002) by the Company. The cash portion of the Virtual Internet acquisition was funded with the Company's available cash resources. Virtual Internet plc is based in the U.K. and has operations in the United States and Europe and at the time of the acquisition, operated through two divisions: the Corporate Services division and the Hosting division The Company sold the Hosting division on May 9, 2002 for proceeds of $500,000.

          The results of operations for Virtual Internet plc's Corporate Services business have been included in the Company's consolidated financial results since March 8, 2002. In the second quarter of 2002, Virtual Internet recorded revenue of $2.1 million and incurred a loss of $892,000, and the Company did not record a tax benefit in connection with that loss.

          Presented below are the pro forma financial results of the Company prepared under the assumption that the acquisition of Virtual Internet plc and the disposition of the Hosting assets had been completed as of January 1, 2001. These pro forma financial results include the following significant assumptions:

          - The acquisition has been accounted for under the provisions of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" as if adopted January 1, 2001. Intangibles with a US dollar equivalent at June 30, 2002 of $2.4 million have been identified and these primarily consist of trademarks, customer relationships and software technology with a weighted average life of 5.4 years. Goodwill with a US dollar equivalent at June 30, 2002 of $8.3 million has been recognized in connection with this transaction. The Goodwill and identified intangibles reflect the preliminary allocation of the excess of the acquisition cost over the fair value of the assets and liabilities acquired. The estimate of fair value and the identification of certain intangible assets is preliminary and subject to change. For purposes of preparing this pro forma statement in order to maintain comparability between the reported results for fiscal 2002 and 2001, all the intangible assets of Virtual Internet plc with an indefinite life and goodwill have not been amortized in the pro forma results.

          - The acquisition price of approximately $16.9 million at the date of acquisition was funded with the issuance of $8.5 million of floating rate notes and $8.4 million of cash. The floating rate notes had an assumed interest rate of 4.75% in 2001 and

               0.90% in 2002. An increase of 0.25% in the average short-term interest rate would result in a change to interest expense of $21,000 on an annual basis.

          - The exchange rates used in the translation of the historical financial results of Virtual Internet from U.K. pounds to U.S. dollars for the three and six months ended June 30, 2002 and 2001 were US$1.46 and US$1.44 per U.K. pound in 2002, and US$1.42 and US$1.44 per U.K. pound in 2001, respectively.

                                       THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                     ACTUAL                PRO FORMA          PRO FORMA         PRO FORMA
                                ---------------        ---------------     --------------    ---------------
(In thousands)                        2002                   2001               2002               2001
                                ---------------        ---------------     --------------    ---------------
Net sales                         $     26,967           $     31,193         $   56,298       $     62,656
Net Income                        $        846           $        645         $    3,827       $      1,619

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

          We began processing registrations in the generic top level domains
(gTLD).com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.4 million domain name registrations under management as of June 30, 2002, which number includes a small percentage of domain name registrations which have been seized by us for non-payment. Currently, we register, renew and transfer domain names across the ..com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 250 country code top level domains (ccTLDs), such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan.

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

        PRODUCTS AND SERVICES                          PRODUCTS AND SERVICES
           PROVIDED BY US                                  RESOLD BY US

-  website-creation tools under the names          -   email
   FirstStepSite(R) and WebSiteNow!(TM)

-  intellectual property and brand protection      -   search engine submission
   services related to domain names                    services

-  domain name re-sale services offered            -   digital certificates
   through our Afternic.com subsidiary

          Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brand and identity across the world and other online activities. Our mission is to become the preferred partner for customers who seek to create, enhance and manage their Internet presence.

          Our retail customers are typically small to medium-size businesses as well as small office/home office and individuals. Generally, these customers purchase domain name registration services directly from our website at www.register.com. Our Corporate Services division provides domain name registration and related products and services to large corporate enterprises with specialized registration needs, including global registration and management services, brand and trademark protection and enhanced security.

          In order to extend our distribution we maintain a Global Partner Network of Internet Service Providers (ISPs), web-hosting companies, telecom carriers, web portals and other e-businesses. Using our software solutions, these companies are authorized to resell our domain name registration services and related products and services to their customers.

          Registry Advantage(TM), our domain registry solution, enables domain name registries to take advantage of our systems on an outsourced basis.

          Through our RegistryPro subsidiary, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants. We also have a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new gTLD ..info which went live in October 2001.

          We are the successor by merger to Forman Interactive Corp. Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began offering web-hosting and related products and services in 1997. In February 1998, we began to distribute domain names for free and, to a lesser extent, on a commission basis when we distributed domain names for international registrars and registries. In April 1999, we commenced offering registration services for ccTLDs. On June 23, 1999, Forman Interactive merged with and into Register.com, Inc. and we began operating as a paid registrar in the .com, .net and .org domains. In June 2000, we acquired Inabox, Inc. and we used Inabox's software to develop our FirstStepSite(R) and WebSiteNOW!(TM) products and My.register.com, one of the reseller solutions offered to our Global Partner Network. We acquired Inabox, Inc. for approximately $1.0 million in cash and 280,019 shares of our common stock. In September 2000, we acquired Afternic.com, Inc., a leading secondary market exchange for domain names, for approximately $10.0 million cash and 4,378,289 shares of our common stock. Each of these transactions was accounted for using the purchase method of accounting. As a result, the financial results of Inabox and Afternic.com are consolidated with our financial results from the dates of their respective acquisitions.

RECENT EVENT - ACQUISITION OF VIRTUAL INTERNET PLC

          In March 2002 we acquired Virtual Internet plc for approximately L11.99 million (approximately US $16.9 million at date of acquisition).
Virtual Internet plc, a U.K. based company, has operations in the United States and Europe and, at the time of acquisition, operated through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides online intellectual property management and protection services under the NetSearchers brand. The Hosting division provided web-hosting services under the Virtual Internet brand. On May 9, 2002, we sold Virtual Internet plc's Hosting division for $500,000. Virtual Internet plc shareholders, other than shareholders in certain jurisdictions outside of the U.K., were given the opportunity to elect to receive loan notes to be issued by Register.com (U.K.) Limited in exchange for their shares and as of June 30, 2002 we had $9.1 million of these loan notes outstanding. Our results of operations for the three and six months ended June 30, 2002, include those of Virtual Internet's Corporate Services business since March 8, 2002.

NET REVENUES

          We derive our net revenues from domain name registrations, other products and services and advertising. We earn registration fees in connection with new, renewed, extended and transferred-in registrations. Registration periods generally range from one to ten years.

          Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue when we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment via credit card for most online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period while we recognize the revenues over the registration period. For some of our customers who register domain names through our Corporate Services division and through our Virtual Internet subsidiary, and for some participants in our Global Partner Network, we establish lines of credit based on credit worthiness.

          Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. As a result, we must estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period. In determining our estimate, we review historical rates of credit card chargebacks, current economic trends and changes in acceptance of our products and services on a monthly basis. Deferred revenues and revenues recognized are presented net of provisions recorded for estimated refunds and chargebacks. If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See "Risk Factors" for additional information on the penalties and other risks associated with the Company's excessive credit card chargebacks and refunds.

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

          We believe that the high growth rate experienced in the domain name registration market in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the desire by businesses to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them rather than putting them to use; and (iii) extremely strong growth in new business start-ups in the Internet sector. In late 2000, the domain name registration market's growth rate began to decrease. Since the end of the third quarter of 2001, the overall number of domain name registrations in the VeriSign registry decreased from approximately 32 million as of September 30, 2001 to approximately 27.3 million as of June 30, 2002. We believe this was due, in large part, to the large number of names registered in 1999 and 2000 by domain name speculators. Because we had a significant number of promotional names registered through various marketing efforts, including our NameDemo.com service which we discontinued in February 2001, a significant percentage of the domain name registrations managed by us were not renewed and lapsed in the fourth quarter of 2001. This resulted in a decrease of our total names under management to approximately 3.3 million as of December 31, 2001 from approximately 3.8 million as of September 30, 2001. The number of paid domain name registrations, renewals and transfers, decreased sequentially each quarter from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. We experienced a similar sequential decline from the first to the second quarter of 2002 as we believe that the number of new and renewed registrations have declined as small and medium-sized businesses either shut down or did not start up new ventures that would have required domain name registrations.

          Registration renewals contribute to our revenues from domain name registrations as our customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations. Over time, we would expect to see an increase in renewal rates across the industry. Taking into account all of these dynamics, we anticipate that revenues from domain name registrations would remain relatively flat for the short term, but would increase over time if our renewal and other marketing efforts are successful and the overall economic environment improves. We anticipate that revenue from domain names will continue to be the largest component of our revenues for the foreseeable future.

          Other products and services, which primarily consist of email, domain name forwarding, web-hosting, site submission to search engines, applications for new gTLDs, intellectual property protection services related to the introduction of new gTLDs and software, are sold either as one time offerings or annual or monthly subscriptions, depending on the product or service offering. Revenues from domain name applications, which may or may not result in domain registrations, and other intellectual property protection services related to the introduction of new gTLDs are recognized upon the sale of the applications and related services. Revenues from our other products and services, such as email and domain name forwarding, are recognized ratably over the period in which we provide such services. To date, our software revenues have not been material and we do not expect these revenues to be material for the foreseeable future.

          Advertising revenues are derived from the sale of sponsorships and banner advertisements under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

COST OF REVENUES

          Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization on a straight-line basis over the life of the registration term of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf, including penalties for excessive chargebacks. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz and .info domain name registration to $6 per year for each ..com, .net and .org domain name registration and registry fees of approximately $5 to $160 for one- or two-year country code domain name registrations. The largest component of our cost of revenues is the registry fees, which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and recognized ratably over the term of the registration.

          Cost of revenues for our other products and services consists of fees paid to third-party service providers, depreciation on the equipment used to deliver the services, fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. The cost of revenues for other products and services are recognized ratably over the periods in which the services are provided.

          There are no material costs associated with our software revenues.

          We have no direct cost of revenues associated with our advertising revenue and have no incremental cost of revenues associated with delivering advertisements since we use the same equipment to deliver the advertisements as we use for our domain name registration services.

Therefore, the gross profit margin on advertising revenue is 100%, and accordingly, any decrease in advertising revenue would represent a reduction of our gross profit in the same amount. We do incur operational costs including salaries and commissions for our advertising sales staff, which are classified as operating expenses.

OPERATING EXPENSES

          Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization of intangible assets. Prior to January 1, 2002 our operating expenses also included amortization of goodwill. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, and commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development and integration of new products and services, the enhancement of existing products and services, and quality assurance. General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees and bad debt accruals. Non-cash compensation expenses are related to grants of restricted stock, stock options and warrants to employees, directors, consultants and vendors. Facilities expenses are allocated across our different operating expense categories. Based on grants of restricted stock, options and warrants to date, we estimate that we will record approximately $3.3 million in additional non-cash compensation charges through 2006 as follows: $1.9 million in 2002, $952,000 in 2003, $237,000 in 2004 and
$211,000 in 2005 and beyond. These charges primarily relate to grants of restricted stock, and to issuance of stock options and warrants with exercise prices below fair market value on the date of grant. The non-cash compensation charges will reduce our earnings or increase our losses, as applicable, in future periods.

NET INCOME

          Although we achieved profitability for the quarter and six months ended June 30, 2002 and for the year ended December 31, 2000, we were not profitable for the year ended December 31, 2001. Our net loss for 2001 included a write-down of approximately $32.5 million of intangible assets associated with the acquisition of Afternic and the reversal of a tax valuation allowance of $2.5 million. Our year 2000 profitability was due, in part, to a gain of $4.6 million from the sale of our investment in a private company and to interest income. Prior to 2002 our operating results reflected amortization of goodwill. We anticipate that our operating expenses will increase in the foreseeable future as we develop new products and services, improve our operational and financial systems, broaden our customer service capabilities, explore strategic opportunities, expand internationally, increase our sales and marketing operations and develop new distribution channels and strategic relationships,. In addition, losses at Virtual Internet have contributed to a decline in our profitability for this past quarter and losses at RegistryPro and Virtual Internet may reduce our profitability in 2002. During the second quarter of 2002 we offered lower prices to certain members of our global partner network and as promotions for .us ccTLD subscriptions, and as a result, our profitability may be reduced in future periods as the related deferred revenue is recognized over the subscription periods. We cannot assure you that we will be able to remain profitable or sustain or increase our positive cash flow in the future.

RESULTS OF OPERATIONS

          The following tables set forth our selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three and six months ended June 30, 2002 and 2001. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2001, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            ------------------------      ------------------------
                                                               2002           2001           2002           2001
                                                            ---------      ---------      ---------      ---------
                                                                                 (in thousands)
Net revenues........................................        $  26,967      $  29,987      $  54,267      $  60,646
Cost of revenues....................................            9,282          8,640         17,910         17,091
                                                            ---------      ---------      ---------      ---------
     Gross profit...................................           17,685         21,347         36,357         43,555
                                                            ---------      ---------      ---------      ---------
Operating costs and expenses
   Sales and marketing..............................            8,169          8,500         16,528         16,710
   Research and development.........................            3,157          2,043          5,475          4,029
   General and administrative (includes non-cash
     compensation of $458, $441, $1,290, and $865,
     respectively)..................................            4,806          3,463          8,663          7,806
   Amortization of goodwill and other intangibles...              123          3,874            153          7,756
                                                            ---------      ---------      ---------      ---------
     Total operating costs and expenses.............           16,255         17,880         30,819         36,301
                                                            ---------      ---------      ---------      ---------
Income from operations..............................            1,430          3,467          5,538          7,254
Other income, net...................................            1,479          2,287          3,063          4,763
                                                            ---------      ---------      ---------      ---------
Income before provision for income taxes............            2,909          5,754          8,601         12,017
Provision for income taxes..........................           (2,063)        (3,745)        (4,100)        (8,057)
                                                            ---------      ---------      ---------      ---------
     Net income.....................................              846          2,009          4,501          3,960
Other comprehensive income:
Unrealized (loss) gain on marketable securities.....             (869)           162           (371)           931
Unrealized gain on foreign currency translation.....            1,170              -          1,074              -
                                                            ---------      ---------      ---------      ---------
     Comprehensive income...........................        $   1,147      $   2,171      $   5,204      $   4,891
                                                            =========      =========      =========      =========

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                            --------------------------    --------------------------
                                                                2002           2001           2002           2001
                                                            ------------   -----------    -----------    -----------
Net revenues........................................            100%           100%           100%           100%
Cost of revenues....................................             34%            29%            33%            28%
                                                            ------------   -----------    -----------    -----------
     Gross profit...................................             66%            71%            67%            72%
                                                            ------------   -----------    -----------    -----------
Operating costs and expenses
   Sales and marketing..............................             30%            28%            30%            28%
   Research and development.........................             12%             7%            10%             7%
   General and administrative (includes non-cash
     compensation of 2%, 1%, 4% and 1%,
     respectively)..................................             18%            12%            16%            13%
   Amortization of goodwill and other intangibles...              0%            13%             1%            13%
                                                            ------------   -----------    -----------    -----------
     Total operating costs and expenses.............             60%            60%            57%            61%
                                                            ------------   -----------    -----------    -----------
Income from operations..............................              5%            11%            10%            11%
Other income, net...................................              6%             8%             6%             8%
                                                            ------------   -----------    -----------    -----------

Income before provision for income taxes............             11%            19%            16%            19%
Provision for income taxes..........................             (8%)          (12%)           (8%)          (13%)
                                                            ------------   -----------    -----------    -----------
     Net income.....................................              3%             7%             8%             6%
Unrealized (loss) gain on marketable securities.....             (3)%            0%            (0)%            2%
Unrealized gain on foreign currency translation.....              4%             0%             2%             0%
                                                            ------------   -----------    -----------    -----------
     Comprehensive income...........................              4%             7%            10%             8%
                                                            ============   ===========    ===========    ===========

SECOND QUARTER OF 2002 AND 2001

NET REVENUES

          Total net revenues decreased 10% to $27.0 million for the second quarter of 2002 from $30.0 million for the same period of last year.

          DOMAIN NAME REGISTRATIONS. Recognition of revenues from domain name registrations decreased 5% to $24.6 million for the second quarter of 2002 from $25.8 million for the same period of last year. This decrease was due primarily to lower amortization of deferred revenues as a result of a longer dollar-weighted-average subscription period in the second quarter of 2002, due to higher sales of five and ten-year subscriptions in the second quarter of 2002, and in part to lower prices which we offered to certain members of our global partner network and as promotions for the newly re-launched .us ccTLD. At June 30, 2002, we had $93.7 million of deferred revenue compared with $89.6 million at March 31, 2002, representing a net increase of $4.1 million during the second quarter of 2002. The increase was due in part to higher sales of renewed and transferred domain registrations, and in part to the acquisition of Virtual Internet on March 8, 2002, which accounted for $1.3 million of the increase in deferred revenue during the second quarter of 2002.

          OTHER PRODUCTS AND SERVICES. Revenues from other products and services remained flat at $1.3 million for the second quarter of 2002 compared with the same period of last year. In the second quarter of 2002, this revenue was derived principally from increased sales of email and WebSiteNow!(TM) services, while in the second quarter of 2001, this revenue was derived principally from sales of intellectual property services in connection with the launch of new gTLDs.

          ADVERTISING. Revenues from advertising decreased 64% to $1.1 million for the second quarter of 2002 from $3.0 million for the same period of last year, primarily as a result of a decrease in our rates and volume of advertising and sponsorships sold on our www.register.com, FirstStepSite(R) and other web pages. We anticipate continuing softness in the Internet advertising market in future periods.

COST OF REVENUES

          Total cost of revenues increased 7% to $9.3 million for the second quarter of 2002 from $8.6 million for the same period of last year.

          COST OF DOMAIN NAME REGISTRATIONS. Cost of domain name registrations increased 8% to $9.1 million for the second quarter of 2002 from $8.4 million for the same period of last year. The increase was due in part to the inclusion of Virtual Internet in our results of operations after

March 8, 2002, in part to higher credit card processing fees including penalties for excessive chargebacks, and in part to higher costs related to equipment and co-location facilities, offset in part by lower expense for fees paid to registries as a consequence of lower domain name registrations.

          COST OF OTHER PRODUCTS AND SERVICES. Cost of other products and services remained flat at $0.2 million for the second quarter of 2002 compared with the same period of last year.

GROSS PROFIT MARGIN

          Our gross profit margin declined to 66% in the second quarter of 2002 from 71% in the same period of last year, in part due to lower advertising revenues, in part to higher credit card processing fees including penalties for excessive chargebacks, and in part to lower prices which we offered to certain members of our global partner network and as promotions for the newly re-launched .us ccTLD.

OPERATING EXPENSES

          Total operating expenses decreased 9% to $16.3 million for the second quarter of 2002 from $17.9 million for the same period of last year.

          SALES AND MARKETING. Sales and marketing expenses decreased 4% to $8.2 million for the second quarter of 2002 from $8.5 million for the same period of last year. The decrease was primarily due to lower media advertising spending. We anticipate that sales and marketing expenses for the year 2002 will show an increase as compared to the year 2001 as we market new products and services in accordance with our customer segmentation strategy and expand into new markets.

          RESEARCH AND DEVELOPMENT. Research and development expenses increased 55% to $3.2 million for the second quarter of 2002 from $2.0 million for the same period of last year. The increase resulted in part from salaries associated with new technology personnel to improve our systems and operations, and in part from the inclusion of the results of operations of Virtual Internet after March 8, 2002. We anticipate that research and development expenses will continue to increase as we develop, modify and improve our systems to accommodate change in our business and continue to position the Company for growth.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 39% to $4.8 million for the second quarter of 2002 from $3.5 million for the same period of last year. The increase was due in part to salaries associated with newly hired personnel and related costs required to manage our operations and facilities expansion, in part to an $862,000 provision for bad debts in the second quarter of 2002, and in part to the inclusion of Virtual Internet in our results of operations after March 8, 2002. We expect that our general and administrative expenses will increase as appropriate to support our operations.

          AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles decreased to $123,000 for the second quarter of 2002 from $3.9 million for the same period of last year. In accordance with SFAS 142, we ceased amortization of goodwill effective January 1, 2002.

OTHER INCOME, NET

          Other income, net, which consisted primarily of interest income, net of interest expense, decreased to $1.5 million for the second quarter of 2002 from $2.3 million for the same period of last year. The decrease was primarily due to lower interest rates in the second quarter of 2002 and a shift in our portfolio from higher-rate taxable securities to lower-rate tax-exempt securities.

PROVISION FOR INCOME TAXES

          The provision for income taxes in the second quarter of 2002 represented 71% of income before income taxes, compared with 65% for the same period of last year. The increase in the effective tax rate in 2002 is primarily due to losses generated by Virtual Internet for which no tax benefit was recorded because realization is not assured.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NET REVENUES

          Total net revenues decreased 11% to $54.3 million for the six months ended June 30, 2002 from $60.6 million for the same period of last year.

          DOMAIN NAME REGISTRATIONS. Recognition of revenues from domain name registrations decreased 5% to $49.5 million for the six months ended June 30, 2002 from $51.8 million for the same period of last year. This decrease was due primarily to lower amortization of deferred revenues as a result of a longer dollar-weighted-average subscription period in 2002, due primarily to higher sales of five and ten-year subscriptions in 2002, and in part to lower prices which we offered to certain members of our global partner network and as promotions for the newly re-launched .us ccTLD.

          At June 30, 2002, we had $93.7 million of deferred revenue compared with $77.4 million at December 31, 2001, representing a net increase of $16.3 million for the six months ended June 30, 2002. The increase was due in part to higher sales of renewed and transferred domain registrations, and in part to the acquisition of Virtual Internet on March 8, 2002, whose balance sheet included deferred revenue of $6.9 million at the date of acquisition.

          OTHER PRODUCTS AND SERVICES. Revenues from other products and services remained flat at $2.1 million for the six months ended June 30, 2002 compared with the same period of last year. In the six months ended June 30, 2002, this revenue was derived principally from increased sales of email and WebSiteNow!(TM) services, while in the six months ended June 30, 2001, this revenue was derived principally from sales of intellectual property services in connection with the launch of new gTLDs.

          ADVERTISING. Revenues from advertising decreased 61% to $2.6 million for the six months ended June 30, 2002 from $6.7 million for the same period of last year, primarily as a result of a decrease in our rates and volume of advertising and sponsorships we sold on our www.register.com, FirstStepSite (R) and other web pages during the current period.

COST OF REVENUES

          Total cost of revenues increased 5% to $17.9 million for the six months ended June 30, 2002 from $17.1 million for the same period of last year.

          COST OF DOMAIN NAME REGISTRATIONS. Cost of domain name registrations increased 8% to $17.7 million for the six months ended June 30, 2002 from $16.5 million for the same period of last year. The increase was due in part to the inclusion of Virtual Internet in our results of operations after March 8, 2002, in part to higher credit card processing fees including penalties for excessive chargebacks, and in part to higher costs related to equipment and co-location facilities, offset by lower expense for fees paid to registries as a consequence of lower domain name registrations.

          COST OF OTHER PRODUCTS AND SERVICES. Cost of other products and services decreased 70% to $0.2 million for the six months ended June 30, 2002 from $0.6 million for the same period of last year, primarily due to higher-than-anticipated refunds in 2002 of fees previously paid in connection with .biz applications.

GROSS PROFIT MARGIN

          Our gross profit margin declined to 67% in the six months ended June 30, 2002 from 72% in the same period of last year, in part due to lower advertising revenues, in part to higher credit card processing fees including penalties for excessive chargebacks, and in part to lower prices which we offered to certain members of our global partner network and as promotions for the newly re-launched .us ccTLD.

OPERATING EXPENSES

          Total operating expenses decreased 15% to $30.8 million for the six months ended June 30, 2002 from $36.3 million for the same period of last year.

          SALES AND MARKETING. Sales and marketing expenses decreased 1% to $16.5 million for the six months ended June 30, 2002 from $16.7 million for the same period of last year. The decrease was primarily due to lower media advertising spending.

          RESEARCH AND DEVELOPMENT. Research and development expenses increased 36% to $5.5 million for the six months ended June 30, 2002 from $4.0 million for the same period of last year. The increase resulted primarily from salaries associated with new technology personnel to improve our systems and operations, and the inclusion of the results of operations of Virtual Internet after March 8, 2002.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 11% to $8.7 million for the six months ended June 30, 2002 from $7.8 million for the same period of last year. The increase was due in part to salaries associated with newly hired personnel and related costs required to manage our operations and facilities expansion, in part to higher bad debt expense, and in part to the inclusion of the results of operations of Virtual Internet. Non-cash compensation expenses, included herein, decreased to $865,000 for the six months ended June 30, 2002 from $924,000 for the same period of last year. The non-cash compensation expenses were primarily attributable to amortization of deferred compensation related to grants of restricted stock and issuance of certain options and warrants. Based on grants of restricted stock and issuance of options and warrants to date, we expect to record approximately $2.4 million of non-cash compensation charges in future periods as follows: $985,000 for the remainder of 2002, $952,000 in 2003, $237,000 in 2004 and $226,000 in 2005 and beyond.

          AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles decreased to $153,000 for the six months ended June 30, 2002 from $7.8 million for the same period of last year. In accordance with SFAS 142, we ceased amortization of goodwill effective January 1, 2002.

OTHER INCOME, NET

          Other income, net, which consisted primarily of interest income, net of interest expense, decreased to $3.1 million for the six months ended June 30, 2002 from $4.8 million for the same period of last year. The decrease was primarily due to lower interest rates in 2002 and a shift in our portfolio from higher-rate taxable securities to lower-rate tax-exempt securities.

PROVISION FOR INCOME TAXES

          The provision for income taxes in the six months ended June 30, 2002 represented 48% of income before income taxes, compared with 67% for the same period of last year. The lower effective tax rate in 2002 was due in part to a shift in our portfolio from taxable securities to tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, we have funded our operations and met our capital expenditure requirements primarily through cash generated from operations, sales of equity securities and borrowings. We issued 5,222,279 shares of our common stock to the public on March 3, 2000, which generated approximately $115.3 million after deducting the underwriting discount and other offering expenses.

          At June 30, 2002, our cash and cash equivalents, short-term investments and marketable securities totaled $211.4 million. This is compared to $197.8 million at December 31, 2001. We generated $13.9 million of cash from operations in the six months ended June 30, 2002 compared with $10.3 million in the same period of last year. This increase in cash generated from operations was primarily due to higher sales of paid domain name registrations during 2002, the cash receipts from which were credited to deferred revenues, and to the tax benefit arising from exercises of stock options by employees.

          Net cash used for investing activities was $15.3 million in the six months ended June 30, 2002, comprised of $9.2 million (net of cash acquired) for the acquisition of Virtual Internet, $1.8 million for capital expenditures, and $4.3 million (net) for purchases of marketable securities. Net cash provided by financing activities totaled $9.8 million in the six months ended June 30, 2002, primarily from issuance of notes payable related to the acquisition of Virtual Internet, and also from exercises of options and warrants. The notes are redeemable at the option of the holders any time between September 8, 2002 and June 30, 2003, at which time they mature.

          Although we have no material commitments for capital expenditures or other long-term obligations, we anticipate that we will increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the addition of new products and services, implementation of additional co-location facilities and various capital expenditures associated with expanding our facilities. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that our existing cash and anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

          In August 2002, we began to purchase shares of our common stock pursuant to our previously announced stock repurchase program. Under this program, our Board of Directors authorized us to repurchase up to $10 million of our shares through early May 2003. Any purchases under the stock repurchase program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

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

                 RISKS RELATED TO OUR INDUSTRY AND OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND ALTHOUGH WE WERE PROFITABLE FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE FIRST HALF OF 2002, WE CANNOT ASSURE YOU THAT WE WILL SUSTAIN OR INCREASE OUR PROFITABILITY OR POSITIVE CASH FLOW IN THE FUTURE.

          Although we achieved profitability for the quarters ended March 31, 2002, June 30, 2002 and for the year ended December 31, 2000, we were not profitable for the year ended December 31, 2001. In addition, our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. We incurred losses from operations of approximately $9.7 million for the year ended December 31, 1999, $9.7 million for the year ended December 31, 2000 and $19.9 million for the year ended December 31, 2001. As of June 30, 2002 our accumulated deficit totaled $29.0 million. We have only a limited operating history as a domain name registrar upon which our current business and prospects can be evaluated, and our operating results, since June 1999, are not comparable to our results for prior periods. We anticipate that our operating expenses will increase in the foreseeable future as we develop new products and services, improve our operational and financial systems, broaden our customer service capabilities, explore strategic opportunities, expand internationally, increase our sales and marketing operations and develop new distribution channels and strategic relationships. In addition, losses at Virtual Internet have contributed to a decline in our profitability for this past quarter and losses at Virtual Internet and RegistryPro may reduce our profitability in 2002. Accordingly, we cannot assure you that we will be able to remain profitable or sustain or increase our positive cash flow in the future.

IF THE GROWTH RATE OF THE MARKET FOR DOMAIN NAMES CONTINUES TO FALL, OUR NET REVENUES FROM DOMAIN NAME REGISTRATIONS MAY FALL BELOW ANTICIPATED LEVELS.

          The domain name market is still in its early stages of development and we do not expect that it will experience the same high level of growth it has experienced in the past. Based on VeriSign, Inc.'s press releases, the total number of domain registrations in the VeriSign registry decreased from approximately 32.4 million as of June 30, 2000 to approximately 27.3 million as of June 30, 2002. The decline in the overall market, together with increased competition, contributed to a sequential quarterly decline in the number of our paid domain name registrations, transfers and renewals from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. We experienced a similar sequential decline from the first quarter of 2002 to the second quarter of 2002, as we believe that the number of new and renewed registrations have declined as small and medium-sized businesses either shut down or did not start up new ventures that would have required domain name registrations. If the market does not recover from this slowdown and the competition in the domain name industry continues to intensify, our business, financial condition and results of operations could be materially adversely affected.

IF WE DO NOT REDUCE OUR RATE OF CREDIT CARD CHARGEBACKS, WE COULD LOSE OUR ABILITY TO ACCEPT PAYMENT THROUGH CREDIT CARD ASSOCIATIONS, WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

          A substantial majority of our revenues are obtained through online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not have the actual card nor do we obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Although we have implemented procedures to reduce fraudulent and disputed credit card transactions, we continue to have a higher than acceptable rate of credit card chargebacks and refunds. As a result, we have been, and continue to be, assessed significant financial penalties from one credit card association and have been informed that if we do not reduce our rate of chargebacks and refunds to a level acceptable to it in the near future, we may lose our ability to accept payment through credit cards issued by the association. Another credit card association has notified us that the monthly financial penalties will increase significantly every month if our chargeback and refund ratios are not reduced below its acceptable level. Although we have made recent progress reducing our levels of chargebacks, we currently face the prospect of continued significant financial penalties, which adversely affect our results of operations, as well as the risk that one or more credit card associations may, at any time, terminate our ability to accept payment through credit cards issued by the associations, which would have a material adverse affect on our business, financial condition and results of operations.

SOME OF THE MEASURES WE ARE IMPLEMENTING TO REDUCE OUR RATE OF CHARGEBACKS AND CREDIT CARD REFUNDS MAY REDUCE OUR NET REVENUES.

          By implementing aggressive online fraud screens designed to prevent fraudulent credit card transactions on our website, we may block legitimate credit card users from purchasing our services, thereby reducing our net revenues. In addition, our efforts to reduce our chargebacks and refunds may include a modification of some portion or all of our SafeRenew program to an "opt in" program. In an effort to protect our customers' online identities, our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, ..net and .org registrations registered through the "www.register.com" website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one-year renewal fee and, if the charge is successful, to renew the registration for an additional one-year period. Our modification of some or all of this program to an "opt in" basis may result in the lapse of a significant number of domain name registrations that would have been renewed through the SafeRenew program, which could damage our relationship with customers that had relied upon the SafeRenew program to renew their domain name registrations. In addition, implementing this change may have an adverse affect on our renewal rate and our net revenues.

IF OUR CUSTOMERS DO NOT RENEW THEIR DOMAIN NAME REGISTRATIONS OR IF THEY TRANSFER THEIR REGISTRATIONS TO OUR COMPETITORS, AND WE FAIL TO REPLACE THEIR BUSINESS OR DEVELOP ALTERNATIVE SOURCES OF REVENUE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.

          Our business depends in great part on our customers' renewal of their domain name registrations through us. Our first expirations for ..com, .net and .org domain names occurred in January 2001. As such, we have only limited experience to date with registration renewals. We have difficulty predicting the number of registration renewals and related revenues we should expect for a particular period and cannot assure you that those customers who will renew their registrations will do so through us. Our renewal rate for paid registrations for the year ended December 31, 2001 and for the quarter ended
June 30, 2002 was less than 50%. We have experienced and anticipate very low renewal rates for promotional and other speculative registrations. Our total domain name registrations under management declined from approximately 3.8 million as of September 30, 2001 to approximately 3.4 million as of June 30, 2002. We believe that the number of new and renewed registrations have declined in 2002 as small and medium-sized businesses either shut down or did not start up new ventures that would have required domain name registrations. Also, as discussed above, we anticipate that our renewal rates may be adversely affected if we modify our SafeRenew program to an "opt in" basis. If we are unable to increase our overall renewal rate or number of new registrations, the combination of our customers deciding not to renew their registrations through us and the increase we have experienced in the transfers of registrations to other registrars will continue to have the cumulative effect of decreasing the number of domain name registrations under our management. This could cause our revenues from domain name registrations to decrease and could materially adversely affect our business, financial condition and results of operations.

IF NOT REMEDIED, A WEAKNESS IN OUR INTERNAL ACCOUNTING CONTROLS MAY MATERIALLY ADVERSELY AFFECT OUR ABILITY TO ACCURATELY REPORT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS ON A TIMELY BASIS.

          We have experienced significant growth and increased complexity in our operations over the past two years, which have strained our existing financial systems. As a result, our financial systems and internal accounting controls need to be updated and improved. We have a material weakness in our internal accounting controls that may impair our ability to accurately record and track deferred revenues and prepaid registry fees through our systems. We have implemented a number of processes and solutions to aid in the recording and tracking procedures and to ensure the accuracy, in all material respects, of our current and historical reported financial condition and results of operations. Due to the growing complexity of our operations, the processes and solutions we have used in the past may not be adequate to compensate for this material weakness in the future. We intend to implement new accounting system modules, including modules to perform certain reconciliations and to record and track deferred revenues and prepaid registry fees. We cannot assure you that these solutions will be implemented on a timely basis, nor can we assure you that their implementation will adequately remedy the weaknesses identified in our internal accounting systems and controls. If our solutions are not successful, our ability to accurately report our financial condition and results of operations on a timely basis may be materially adversely affected.

THE INCREASED SIZE AND COMPLEXITY OF OUR BUSINESS HAS STRAINED OUR MANAGERIAL, OPERATIONAL, FINANCIAL, ACCOUNTING AND INFORMATION SYSTEMS, CUSTOMER SERVICE STAFF AND OFFICE RESOURCES, AND COULD CAUSE US TO INCUR SIGNIFICANT CAPITAL EXPENDITURES TO IMPROVE OUR COMPUTER SYSTEMS.

          Our expanded operations have placed a significant strain on our resources as we have had to expand and need to improve all aspects of our business, including our computer systems, telecommunications systems and related infrastructure, customer service capabilities and sales and marketing efforts. The demands on our network infrastructure, technical staff and technical resources have grown rapidly with our customer base, our expansion of operations to Canada and Europe, our acquisitions and the increasing complexity of our product and service offerings. As a result of this growth, we are working to improve our financial and managerial controls, billing systems, reporting systems and procedures, and to train and manage our workforce. In connection with these efforts, we may be required to incur significant capital and operating expenditures to expand and improve our computer systems. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate these changes or that we will be able to improve our infrastructure rapidly enough to meet the demands of our increasingly complex business. As a result, any delays in the launch of our products and services or our inability to meet the needs of our customers, especially large corporate customers, will affect our ability to effectively compete in our market, to attract and retain customers and to market new products and services in the future. If we fail to manage our business effectively and in particular fail to upgrade and improve our internal systems in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected.

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF STRONG COMPETITION FROM VERISIGN, INC.

NETWORK SOLUTIONS' AUTHORIZATION BY THE U.S. GOVERNMENT TO ACT AS THE SOLE DOMAIN NAME REGISTRAR PRIOR TO APRIL 1999 IN THE .com, .net AND .org DOMAINS GIVES VERISIGN A SIGNIFICANT COMPETITIVE ADVANTAGE IN THE DOMAIN NAME REGISTRATION INDUSTRY.

          Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com, ..net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, Network Solutions was acquired by VeriSign, Inc. We face significant competition from VeriSign as we seek to increase our revenue from domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position. The acquisition of Network Solutions by VeriSign has not only facilitated cross-marketing between the two companies, but it has also strengthened VeriSign's competitive advantage by enabling it to bundle registration services with an expanded range of products and services. This leadership position together with VeriSign's broader array of products and service offerings and strong financial position, enable it to compete more effectively than most registrars in the formation of strategic partnerships, and the pursuit of acquisition targets. We cannot assure you that we will be able to overcome VeriSign's advantages and may therefore lose certain customer, partnership and acquisition opportunities to VeriSign.

VERISIGN'S EXCLUSIVE CONTROL OVER THE REGISTRY FOR THE .com, .net AND .org DOMAINS GIVES IT AN ADVANTAGE OVER ALL COMPETITIVE REGISTRARS.

          On May 25, 2001, ICANN finalized agreements with VeriSign that supercede the original agreements between the parties and enable VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005 while retaining ownership and control over its registrar business. The agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates. VeriSign is also required to divest the .org registry in or about December 2002.

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

COMPETITION IN THE DOMAIN NAME REGISTRATION SERVICES INDUSTRY CONTINUES TO INTENSIFY AMONG THE MARKET PARTICIPANTS.

          When we began providing online domain name registrations in the .com, ..net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for .com, .net and .org domain names. Since the end of the testbed period on November 30, 1999, ICANN has continued to accredit new registrars. As of July 31, 2002, ICANN had accredited 158 competitive registrars, including us, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. We also face substantial competition from many resellers that are not accredited registrars but offer domain name registrations through a competing accredited registrar's system. The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry made it difficult for us to maintain our unit market share during 2000 and 2001. This, together with a decline in the domain name registration market, contributed to a sequential quarterly decline in the number of paid domain name registrations, transfers and renewals we performed from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001. We experienced a similar sequential decline from the first quarter of 2002 to the second quarter of 2002, as we believe that the number of new and renewed registrations have declined as small and medium-sized businesses either shut down or did not start up new ventures that would have required domain name registrations. If we were to again experience a decline in paid domain name registrations, transfers and renewals our business, financial condition and results of operations could be materially adversely affected.

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

IF NEW gTLDS ARE NOT INTRODUCED IN THE FUTURE, AND WE ARE UNABLE TO IMPROVE OUR SALES OF EXISTING gTLDS, GENERATE ALTERNATE REVENUE STREAMS OR IMPROVE OUR RENEWAL RATE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

          Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of .com registrations, the new gTLDs and the products and services that we sold in connection with their respective launches contributed to our revenue for 2001 and the first quarter of 2002. We do not currently anticipate the introduction of any additional commercial gTLDs in the near future other than the launch of the .pro gTLD. As a result, in order to grow our revenue we need to increase sales of existing gTLDs, renewals, transfers or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002. A resumption of the decline in our paid domain name registrations, transfer and renewals could materially adversely affect our business, results of operations and financial condition. Our business and results of operations could be materially adversely affected if the popularity of new gTLDs decreases, additional new top level domains are not introduced, or if substantial numbers of our customers turn to other registrars for their new gTLD registration needs.

OUR REVENUES FROM ADVERTISING MAY CONTINUE TO BE ADVERSELY AFFECTED BY PERCEIVED WEAKNESS OF INTERNET ADVERTISING AND THE CONTINUED WEAKNESS IN THE INTERNET ADVERTISING MARKET.

          Our revenues from advertising depend on the use of the Internet as an advertising and marketing medium. The demand for and market acceptance of Internet advertising are uncertain as is its effectiveness relative to traditional advertising. If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive our websites to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our websites.

          The overall market for Internet advertising has been characterized by continuing and significant reduction in demand, a reduction or cancellation of advertising contracts, a significant increase in the estimated amounts of uncollectable receivables from advertisers, and a significant reduction of Internet advertising budgets, especially by Internet-related companies. In addition, an increasing number of Internet-related companies have experienced deteriorating financial results and liquidity positions, and/or ceased operations or filed for bankruptcy protection, or may be expected to do so.

          For the year ended 2001, our advertising revenues were down 22.5% compared to the year ended December 31, 2000, and constituted 8.2% of our net revenues. For the three months ended June 30, 2002, this trend continued as our advertising revenues were down 61% from the six months ended June 30, 2001. This decline has had, and any continued decline will have, an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue would represent a reduction of our gross profit in the same amount. The price we are able to charge for advertisements has been negatively affected by the overall Internet advertising market, which negatively affects our business. Given the current market conditions, some of our advertising customers may be anticipating or experiencing difficulty raising capital and therefore may elect to scale back the resources they devote to advertising. Since the majority of our advertising revenue is generated by a limited number of customers, the loss of these larger customers would have an adverse affect on our results of operations. The softness in the market for Internet advertising coupled with the actual or perceived ineffectiveness of Internet advertising in general could materially adversely affect our business, financial condition and results of operations.

IF OUR CUSTOMERS DO NOT FIND OUR EXPANDED PRODUCT AND SERVICE OFFERINGS APPEALING, OR IF WE FAIL TO ESTABLISH OURSELVES AS A RELIABLE SOURCE FOR THESE PRODUCTS AND SERVICES, WE MAY REMAIN DEPENDENT ON DOMAIN NAME REGISTRATIONS AS A PRIMARY SOURCE OF REVENUE AND OUR NET REVENUES MAY FALL BELOW ANTICIPATED LEVELS.

          Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services related to domain name usage. We expect to incur significant costs in acquiring, developing and marketing these new products and services. We cannot assure you that we will be able to develop new products and services outside of our primary business and, if we are able to develop such products and services, that we will succeed in attaining the market's confidence in us as a reliable provider of these products and services. Our primary business, domain name registration services, generated 90% of our net revenues during the quarter ended June 30, 2002. If we fail to offer products and services that meet our customers' needs, or we do not provide products and services that are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset the related costs and we will remain dependent on domain name registrations as our primary source of revenue. In addition, as we offer new products and services, we may need to increase the size and will need to expand the training, of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to provide our customer service staff with training and staffing sufficient to support our new products and services, we may lose customers who feel that their inquiries have not been adequately addressed. Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

WE CANNOT ASSURE YOU THAT THE REGISTRYPRO AND AFILIAS VENTURES WILL BE SUCCESSFUL. IN ADDITION, WE INTEND TO INCUR ADDITIONAL CAPITAL EXPENDITURES TO ESTABLISH AND DEVELOP REGISTRYPRO'S PRODUCTS AND SERVICES. SUCH EXPENDITURES WOULD REDUCE THE FINANCIAL RESOURCES WE COULD USE FOR OUR PRIMARY BUSINESS.

          In November 2000, Afilias, LLC, a consortium of 18 ICANN-accredited registrars including us, was selected to operate a registry for the .info gTLD, and RegistryPro, initially a joint venture between Virtual Internet plc and us, was selected to operate a registry for the .pro gTLD which will be exclusively for accredited professionals. In March 2002, we acquired Virtual Internet. While Afilias launched real time .info registrations in October 2001, RegistryPro only recently signed its contract with ICANN and still faces many operational challenges prior to launch, including finalizing the overall technological integration and function of the .pro top level domain product. In their early stages, these ventures will likely require additional infusions of capital as they establish themselves as registries of new top level domains. As they require further funding it may be difficult to obtain financing from outside sources, and we expect we will have to invest our own capital to build systems to support RegistryPro and to market its services. The same may occur with Afilias. A lack of adequate funding could impact RegistryPro's ability to launch its services or either registry's ability to promote the new top level domains in the marketplace once launched. We cannot predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias and RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand is lower than anticipated, for these new gTLDs, or if the returns on our capital expenditures are lower than expected or take longer to materialize, our business, financial condition and results of operation could be materially adversely affected.

OUR ACQUISITION STRATEGY, AND OUR RECENT ACQUISITION OF VIRTUAL INTERNET, SUBJECTS US TO SIGNIFICANT RISKS, ANY OF WHICH COULD HARM OUR BUSINESS.

          Acquisitions, including our recent acquisition of Virtual Internet, involve a number of risks and present financial, managerial and operational challenges, including:

          - diversion of management attention from running our existing business;

          - increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

          - increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

          - adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

          - potential disputes with the sellers of acquired businesses, technologies, services or products; and

          - inability to utilize tax benefits related to operating losses incurred by acquired businesses.

          We acquired Virtual Internet in March 2002, sold its hosting division in May 2002 and are in the process of integrating its NetSearchers division. We may not be successful in integrating the business, technology, operations and personnel of Virtual Internet or any other acquired company. Moreover, performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.

          Our recent acquisition of Virtual Internet presents a number of challenges, including:

          - Virtual Internet incurred a loss of $892,000 in the second quarter of 2002 and we may not be able to increase revenues and/or cut expenses sufficiently to turn it profitable; and

          - we face increased managerial and operational challenges due to the European location of Virtual Internet's operations.

          For all these reasons, our pursuit of an acquisition and investment strategy or any individual acquisition or investment, including our recent acquisition of Virtual Internet, could have a material adverse effect on our business, financial condition and results of operations.

WE RECENTLY EXPANDED OUR BUSINESS INTERNATIONALLY. THIS EXPANSION COULD EXPOSE US TO BUSINESS RISKS THAT COULD LIMIT THE EFFECTIVENESS OF OUR GROWTH STRATEGY AND CAUSE OUR RESULTS OF OPERATIONS TO SUFFER.

          We recently expanded our business into international markets, through our acquisition of Virtual Internet which is based in the United Kingdom and has offices in France and Italy. Prior to this acquisition, our customer service operation in Canada was our only experience with operations outside of New York or the United States. Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing Virtual Internet's foreign personnel and operations will require significant management attention and financial resources. We face a number of risks associated with our conducting business internationally that could negatively impact our results of operation, including:

          - management and integration problems resulting from cultural differences;

          -    political and economic instability in some international markets;

          -    competition with foreign companies;

          - legal uncertainty regarding liability and compliance with foreign laws;

          -    currency fluctuations and exchange rates;

          - potentially adverse tax consequences or inability to realize tax benefits;

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

IF WE ARE UNABLE TO ATTRACT AND RETAIN HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL, OUR BUSINESS MAY BE HARMED.

          Our success depends in large part on the contributions of our senior management team and technology personnel and in particular Richard D. Forman, our President and Chief Executive Officer. We compete with other technology and Internet companies in hiring and retaining qualified personnel. As a result, we may be unable to retain our employees or attract, integrate, train and retain other highly qualified employees in the future. Over the past several years, we experienced high turnover among our employees and have added a significant number of new members to our management team, most recently a new Chief Financial Officer in June 2002. These individuals have not worked with one another before and may not be able to develop an effective working relationship. Moreover, our new managers are still learning about our company and our industry while working to expand our business into new areas. If our management team cannot work together effectively and cannot master the details of our business and our market, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel. The loss of services of these or any other executive officers or the loss of the services of other key employees could harm our business. In addition, if we fail to attract and successfully integrate new personnel, or retain and motivate our current personnel, our business, financial condition and results of operations could be materially adversely affected.

WE CANNOT PREDICT WITH ANY CERTAINTY THE EFFECT THAT NEW GOVERNMENTAL AND REGULATORY POLICIES, OR INDUSTRY REACTIONS TO THOSE POLICIES, WILL HAVE ON OUR BUSINESS.

          Before April 1999, Network Solutions managed the domain name registration system for the .com, .net and .org domains pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized ICANN to oversee key aspects of the Internet domain name registration system. Since that time and particularly because the domain name industry is in its early stages of development, ICANN has been subject to strict scrutiny by the public and the government. ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity, and its President recently recommended a restructuring of the organization, including proposals for greater public accountability and a more diverse representation of interests on its Board of Directors. While these issues will take time to sort out, the long term structure and mission of ICANN may evolve even in the coming year to address perceived shortcomings. Accordingly, we continue to face the risks that:

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

          - ICANN's limited resources may seriously affect its ability to carry out its mandate; and

          - International regulatory bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy.

OUR BUSINESS WILL BE MATERIALLY HARMED IF IN THE FUTURE THE ADMINISTRATION AND OPERATION OF THE INTERNET NO LONGER RELIES UPON THE EXISTING DOMAIN NAME SYSTEM.

          The domain name registration industry continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain name system. Some of our competitors have begun registering domain names with extensions that rely on such alternate systems. These competitors are not subject to ICANN accreditation requirements and restrictions. Other competitors have attempted to introduce naming systems that use keywords rather than traditional domain names. The widespread acceptance of any alternative systems could eliminate the need to register a domain name to establish an online presence and could materially adversely affect our business, financial condition and results of operations.

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

WE MAY BE HELD LIABLE IF THIRD PARTIES MISAPPROPRIATE OUR USERS' PERSONAL INFORMATION.

          A fundamental requirement for online communications and commerce is the secure transmission of confidential information over public networks. If third parties succeed in penetrating our network security or otherwise misappropriate our customers' personal or credit card information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in litigation and adverse publicity, which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation.

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

          We have received initial rejections from the U.S. Patent and Trademark Office on our trademark applications for "register" and "register.com" based on descriptiveness. We have responded to these initial rejections arguing that these brands have become widely known through extensive use in commerce and are valid trademarks. We filed a reconsideration request and notice of appeal with the U.S. Patent and Trademark Office on June 12, 2002 with respect to the rejection of the "register" mark. While we will be taking all reasonable measures to secure federal trademark registrations for the "register" and "register.com" marks, we cannot assure you that we will be able to obtain these registrations. Our inability to obtain these trademark registrations could materially harm our business.

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

          For example, we provide an automated service enabling users to register domain names and do not monitor or review the content of such domain names. Users might register domain names which, based on the nature and content of such domain names, could be considered obscene, hateful or defamatory, or which could infringe or dilute a third party's intellectual property. The law relating to the liability of registrars stemming from the activities of registrants in this regard is currently unsettled both within the United States and abroad, and the actions of our users may therefore expose us to significant liability. Even if we were to prevail in a dispute concerning such actions, litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention.

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

          Although established case law and statutory law have, to date, shielded us from liability relating to cybersquatting registrations on our site in the primary registration market, this law remains new and unsettled in many jurisdictions and the application of these laws and precedent to the secondary market or other domain name registration related services is still developing. Any determination that our secondary market activities or other domain name registration related services facilitate cybersquatting could have a material adverse effect on our business, financial condition and results of operations.

                RISKS RELATED TO OUR TECHNOLOGY AND THE INTERNET

SYSTEMS DISRUPTIONS AND FAILURES COULD CAUSE OUR CUSTOMERS AND ADVERTISERS TO BECOME DISSATISFIED WITH US AND MAY IMPAIR OUR BUSINESS.

OUR CUSTOMERS, ADVERTISERS AND BUSINESS ALLIANCES MAY BECOME DISSATISFIED WITH OUR PRODUCTS AND SERVICES DUE TO INTERRUPTIONS IN ACCESS TO OUR WEBSITE OR OUR FAILURE TO ADOPT AND ADAPT TO CHANGING TECHNOLOGY.

          Our ability to maintain our computer and telecommunications equipment in working order and to reasonably protect them from interruption is critical to our success. Our website must accommodate a high volume of traffic and deliver frequently updated information. In addition, the technology underlying the Internet and the applications available to simplify electronic commerce are continuously being enhanced or upgraded and to remain competitive, we must incorporate these emerging technologies into our infrastructure on a cost-effective and timely basis. Our website has in the past experienced slower response times. We have conducted planned site outages and experienced unplanned site outages with minimal impact on our business. If we were to experience a substantial increase in traffic and fail to increase our capacity or adopt new technology as it is introduced, our customers would experience slower response times or disruptions in service. Our customers, advertisers and business partners may become dissatisfied by any systems failure that interrupts our ability to provide our products and services to them or increased response times as our technology becomes outdated. Substantial or repeated system failures would significantly reduce the attractiveness of our website and could cause our customers, advertisers and business partners to switch to another domain name registration service provider. We may incur substantial expenses to update our technology, develop new applications to meet the evolving needs of our customers and ensure the compatibility of our current systems with emerging technologies. We cannot assure you that we will be able to achieve these goals on a timely basis as changes in technologies occur.

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

OUR BUSINESS WOULD BE MATERIALLY HARMED IF OUR COMPUTER SYSTEMS BECOME DAMAGED.

          Our network and communications systems are located at hosting facilities in New Jersey and New York. We are continually building out our systems located at these facilities and may in the future add additional facilities to make our systems geographically redundant. We cannot assure you that our systems are, or ever will be geographically redundant, particularly because of the proximity of our current facilities to one another and in light of the increased threat of terrorism following the events of September 11, 2001. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins, human error or other similar disruptive problems could also adversely affect our systems.

          Despite any precautions we may take, the occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at any of our facilities including our hosting facilities, could result in lengthy interruptions in our services. In addition, the failure by our hosting facilities to provide our required data communications or any damage to or failure of our systems could result in interruptions in our service. Such interruptions would reduce our revenues and profits, and our future revenues and profits would be harmed if our users were to believe that our systems are unreliable. In addition, our business interruption insurance may not be adequate to compensate us for losses that may occur. Accordingly, any significant damage to our systems or disruption in our ability to provide our services would have a material adverse effect on our business, financial condition and results of operations.

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

FAILURE BY OUR THIRD-PARTY SERVICE PROVIDERS TO DELIVER THEIR SERVICES WILL HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

          We have engaged Cybersource to process credit card payments for our individual customers. Therefore, if Cybersource or its system fails for any reason to process credit card payments in a timely fashion, the domain name reservation process will be delayed and customers may be unable to obtain their desired domain name.

          In addition, we offer services to our users, including electronic mail and digital certificates, through various third party service providers engaged to perform on our behalf. In the event that these service providers fail to maintain adequate levels of support or otherwise discontinue their lines of business, our customer relations may be impacted negatively and we may be required to pursue replacement third party relationships.

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

          As of August 1, 2002, our directors, executive officers and principal stockholders beneficially owned approximately 24% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE.

          As of July 15, 2002, 842,188 shares of common stock held by the former stockholders of Afternic.com were subject to lock-up agreements and will be released on a monthly basis until the expiration of the lock-up agreements on September 15, 2004. Of these shares, 32,392 shares are released from the lock-up each month, of which 2,796 shares are covered by a registration statement and 29,596 shares are not covered by a registration statement. Additionally, a number of holders of our common stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Our exposure to market risk is primarily limited to interest rates and foreign currency exchange rates. We believe that we are not subject to any material interest rate risk because most of our investments are in fixed-rate, short-term securities having a maturity of not more than two years with a majority having a maturity of under one year. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the majority of our investment portfolio. We are also subject to market risk with respect to the shares of common stock held in our investment portfolio, and as of June 30, 2002 the total market value of such shares was insiginficant.

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

PART II.     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The information in Note 3 to the Notes to Financial Statements is hereby incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Stockholders was held on May 23, 2002. Holders of an aggregate of 39,502,118 shares of our common stock at the close of business on April 5, 2002 were entitled to vote at the meeting, of which 27,193,327 were present in person or represented by proxy. At such meeting, the Company's stockholders voted as follows:

          Proposal 1. To elect seven directors to serve until the 2003 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified.

                                                                 Total Vote Withheld From
   Name of Nominee         Total Vote For Each Nominee                  Each Nominee
---------------------     ------------------------------        --------------------------
Taher Elgamal                     27,080,862                               112,465
Richard D. Forman                 26,147,662                             1,045,665
Peter A. Forman                   27,080,862                               112,465
Samantha McCuen                   27,080,862                               112,465
Mitchell I. Quain                 27,080,862                               112,465
Jim Rosenthal                     27,080,862                               112,465
Reginald Van Lee                  27,080,862                               112,465

          No other persons were nominated, or received votes, for election as directors of Register.com Inc. at the 2002 Annual Meeting of Stockholders. There were no abstentions or broker non-votes with respect to this proposal.

          Proposal 2. To approve the Amended and Restated 2000 Stock Incentive Plan.

Total Vote For Proposal 2                Total Vote Against Proposal 2          Abstentions From Proposal 2
---------------------------          -------------------------------------     -----------------------------
        22,620,449                                2,330,959                              2,241,919

          There were no broker non-votes with respect to this proposal.

          Proposal 3. To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

Total Vote For Proposal 3                Total Vote Against Proposal 3          Abstentions From Proposal 3
---------------------------          -------------------------------------     -----------------------------
        26,997,766                                188,186                                 7,375

          There were no broker non-votes with respect to this proposal.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

        (a)  Exhibits

         NUMBER     DESCRIPTION

         4.10       Stock Option Agreement with Jonathan Stern.

         4.11       Stock Issuance Agreement, dated August 13, 2002, with Rajiv
                    Samant.

         10.21 Separation Agreement and General Release, dated June 7, 2002, with Rene M. Mathis.

         10.22      Consulting Agreement, dated as of June 7, 2002, with Rene
                    M. Mathis.

         10.23 Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern.

         99.1 Certification of Richard D. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, dated August 14, 2002.

         99.2 Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, dated August 14, 2002.

        b) The following report on Form 8-K was filed during the quarter ended June 30, 2002.

        On May, 22, 2002, we filed a Current Report on Form 8-K/A, Item 7 amending our Current Report on Form 8-K filed on March 25, 2002. The Form 8-K/A contained certain audited financial information for Virtual Internet Plc and pro forma financial information for the Registrant.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    REGISTER.COM, INC.

Date:  August 14, 2002           By: /s/ Jonathan Stern
                                   Name: Jonathan Stern
                                   Title: Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting
                                   Officer and Duly Authorized Officer)

                                  EXHIBIT INDEX

         NUMBER     DESCRIPTION

         4.10       Stock Option Agreement with Jonathan Stern.

         4.11       Stock Issuance Agreement, dated August 13, 2002, with Rajiv
                    Samant.

         10.21 Separation Agreement and General Release, dated June 7, 2002, with Rene M. Mathis.

         10.22      Consulting Agreement, dated as of June 7, 2002, with Rene
                    M. Mathis.

         10.23 Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern.

         99.1 Certification of Richard D. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, dated August 14, 2002.

         99.2 Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, dated August 14, 2002.