Form 10-Q
period 2002-09-30
REGISTER COM INC
filed 2002-11-14
CIK 1091284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-29739

Register.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3239091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Eighth Avenue, 11th Floor, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(212) 798-9100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

As of November 5, 2002, there were 40,895,020 shares of the registrant’s common stock outstanding.

Register.com, Inc.

FORM 10-Q

i

PART I.        CONSOLIDATED FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

Register.com, Inc.
Consolidated Balance Sheet

(In thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$74,502	$61,932
Short-term investments	68,817	78,186
Accounts receivable, less allowance of $2,296 and $2,179, respectively	9,540	11,876
Prepaid domain name registry fees	14,813	13,845
Deferred tax assets, net	22,545	18,415
Other current assets	4,042	5,184
Total current assets	194,259	189,438
Fixed assets, net	9,238	8,036
Prepaid domain name registry fees, net of current portion	7,736	4,718
Other investments	432	396
Marketable securities	72,136	57,651
Goodwill and other intangibles, net	2,266	8,550
Total assets	$286,067	$268,789

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$11,792	$12,365
Deferred revenue, net	60,185	53,029
Acquisition notes payable	9,335	—
Other current liabilities	318	3,452
Total current liabilities	81,630	68,846
Deferred revenue, net of current portion	30,538	24,350

Total liabilities	112,168	93,196

Commitments and contingencies

Stockholders’ equity
Preferred stock — $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 40,895,020 shares issued and outstanding at September 30, 2002, and 38,296,581 shares issued and outstanding at December 31, 2001	4	4
Additional paid-in capital	218,077	210,679
Unearned compensation	(1,898)	(3,007)
Accumulated other comprehensive income	1,580	1,386
Accumulated deficit	(43,531)	(33,469)
Treasury stock	(333)	—
Total stockholders’ equity	173,899	175,593
Total liabilities and stockholders’ equity	$286,067	$268,789

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net revenues	$25,490	$29,532	$79,757	$90,178
Cost of revenues	8,494	10,323	26,092	27,413
Gross profit	16,996	19,209	53,665	62,765
Operating costs and expenses
Sales and marketing	7,270	6,549	23,798	23,259
Research and development	3,897	1,684	9,372	5,713
General and administrative (includes non-cash compensation of $492, $452, $1,415 and $1,318, respectively)	9,719	3,945	18,693	11,752
Amortization and writedown of goodwill and other intangibles	17,004	36,402	17,156	44,158
Total operating costs and expenses	37,890	48,580	69,019	84,882
Loss from operations	(20,894)	(29,371)	(15,354)	(22,117)
Other income, net	1,173	1,899	4,237	6,661
Loss before (benefit) provision for income taxes	(19,721)	(27,472)	(11,117)	(15,456)
(Benefit) provision for income taxes	(5,154)	1,318	(1,055)	9,374
Net loss	(14,567)	(28,790)	(10,062)	(24,830)

Other comprehensive income
Unrealized (loss) gain on marketable securities	$(266)	$471	$(637)	$1,402
Unrealized (loss) gain on foreign currency translation	(243)	—	831	—
Comprehensive loss	$(15,076)	$(28,319)	$(9,868)	$(23,428)

Basic and diluted loss per share	$(0.36)	$(0.77)	$(0.26)	$(0.67)
Weighted average shares used in basic and diluted loss per share	40,049	37,603	39,370	37,200

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(10,062)	$(24,830)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	20,468	46,755
Compensatory stock options and warrants expense	1,109	1,318
Deferred income taxes	(4,130)	7,773
Tax benefit from exercise of employee stock options	1,171	2,625
Changes in assets and liabilities affecting operating cash flows
Accounts receivable	5,024	(3,471)
Prepaid domain name registry fees	(685)	2,719
Deferred revenues	5,710	(14,650)
Other current assets	1,866	(2,885)
Accounts payable and accrued expenses	(2,793)	(1,153)
Other current liabilities	(3,488)	989
Net cash provided by operating activities	14,190	15,190
Cash flows from investing activities
Purchases of fixed assets	(2,920)	(2,036)
Purchases of investments	(226,965)	(96,266)
Maturities of investments	222,097	52,846
Acquisitions, net of cash acquired	(9,380)	—
Net cash used in investing activities	(17,168)	(45,456)
Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	6,227	734
Purchase of treasury stock	(333)	—
Issuance of notes payable	8,552	—
Repayment of notes obligations	(212)	—
Net cash provided by financing activities	14,234	734
Effect of exchange rate changes on cash	1,314	—
Net increase (decrease) in cash and cash equivalents	12,570	(29,532)
Cash and cash equivalents at beginning of period	61,932	60,156
Cash and cash equivalents at end of period	$74,502	$30,624
Supplemental disclosure of cash flow information
Cash paid for interest	$8	$—
Cash paid for income taxes	$1,731	$—

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Register.com, Inc. (the “Company” or “Register.com”) and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.

Interim Financial Statements

The interim financial statements have been prepared by Register.com without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments which Register.com considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of Register.com at the date of the interim balance sheet.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, Register.com believes that the disclosures are adequate for understanding the information presented.  The operating results for interim periods are not necessarily indicative of the operating results for the entire year.  These interim financial statements should be read in conjunction with Register.com’s December 31, 2001 audited financial statements and notes thereto included in Register.com’s Annual Report on Form 10-K.

Cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.  The Company maintains its cash balances in highly rated financial institutions.  At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit.  The Company has pledged approximately $7.4 million in cash equivalents and short-term investments as collateral against outstanding letters of credit as of September 30, 2002, and $9.3 million in cash has been deposited with a bank to guarantee repayment of notes payable in connection with the Virtual Internet acquisition (see Note 4).

Investments

The Company classifies the debt securities it has purchased as marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”)  115, “Accounting for Certain Investments in Debt and Equity Securities.”  These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income.  Gains or losses on securities sold are based on the specific identification method.

Securities with maturities of less than one year are classified as short-term investments, and securities with maturities of greater than a year are non-current and are classified as marketable securities, within the consolidated balance sheet.

Revenue recognition

The Company’s revenues are primarily derived from domain name registration fees, advertising and other products and services.

Domain name registration fees

Registration fees charged to end-users for registration services are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals.  A majority of end-user subscribers pay for services with credit cards for which the Company receives daily remittances from the credit card companies.  A provision for estimated chargebacks from the credit card companies is recorded as a reduction of deferred revenue and accounts receivable.  For some of our customers who register domain names through our Corporate Services division and for some participants in our Global Partner Network, we establish lines of credit based on credit worthiness.  Referral commissions earned by the Company’s participants in the Company’s Global Partner Network are deducted from gross registration revenue in determining net revenues.

Other products and services

Revenue from other products and services is recognized on a straight-line basis over the period in which services are provided.  Payments received in advance of services being provided are included in deferred revenue.  Revenues from escrow services are recognized upon completion of the escrow service provided.

Advertising

Advertising revenues are derived principally from short-term advertising contracts.  Advertising revenues are recognized ratably in the period in which the advertisements are displayed, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract.  To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

Deferred revenue

Deferred revenue primarily relates to the unearned portion of revenues related to the unexpired term of registration fees net of an estimate for credit card chargebacks and refunds and external commissions, as well as the unearned portion of advertising and other products and services revenue.

Prepaid domain name registry fees

Prepaid domain name registry fees represent unearned amounts paid to registries for generic and country code domains for updating and maintaining the registries.  Domain name registry fees are amortized to expense on a straight-line basis over the terms of the registrations.

Income taxes

The Company recognizes deferred taxes by the asset and liability method.  Under that method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.  The effect of a change in tax rates on deferred taxes is recognized in income in the period of the enactment date.  In addition, valuation allowances are established when appropriate to reduce deferred tax assets to the amounts expected to be realized.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company’s most significant estimates relate to credit card chargebacks and refunds, the realizability of accounts receivable and deferred tax assets, the liability for potential penalties for excessive credit card chargebacks and refunds, and the amortization period of intangible assets.  Actual results could differ from those estimates.  The markets for the Company’s products and services are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future realizability of the Company’s assets.

Earnings per share

The Company calculates earnings per share in accordance with SFAS 128, “Earnings Per Share.”

Basic earnings per share (“Basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during a period.  In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents or the proceeds of exercises of options and warrants.

Comprehensive income

The Company follows SFAS 130, “Reporting Comprehensive Income” .  This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.  The difference between net income and comprehensive income for the three months and nine months ended September 30, 2002 included $266,000 and

$637,000 respectively, of net unrealized losses in marketable securities and $243,000 of unrealized loss and $831,000 of unrealized gain from foreign currency translation.  The difference between net income and comprehensive income for the three months and nine months ended September 30, 2001 included $471,000 and $1.4 million, respectively, of net unrealized gain on marketable securities.

Recent Accounting Pronouncements

In July 2001, the FASB issued  SFAS 142, “Goodwill and Other Intangible Assets”.

SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The Company adopted the Statement and ceased amortization of goodwill effective January 1, 2002.

In accordance with the adoption provisions of SFAS 142, the following is a reconciliation of net loss and basic and diluted loss per share with the amounts reported by the Company for the three and nine months ended September 30, 2001 as if SFAS 142 had been in effect for the stated period.

	Three months ended September 30, 2001	Nine months ended September 30, 2001
	(In thousands, except per share amounts)
Net loss:
Reported net loss	$(28,790)	$(24,830)
Amortization of goodwill and other intangibles	3,902	11,658

Adjusted net loss	$(24,888)	$(13,172)

Basic and diluted loss per share:
Reported basic and diluted loss per share	$(0.77)	$(0.67)
Amortization of goodwill and other intangibles per share	0.10	0.31

Adjusted basic and diluted loss per share	$(0.67)	$(0.36)

Reclassification

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current year presentation for comparative purposes.

2. Contingencies

Litigation

In November 2001, the Company, its Chairman, President, Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the “Individual Defendants”), and Goldman Sachs & Co. and Lehman Brothers, Inc. two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York.  Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the IPO.  On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation.  The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering.  Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.  On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants.  The Court has not ruled on this motion.  The Company intends to vigorously defend the action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York.

Register.com has been named as a defendant in a lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law.  This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York.  In an effort to protect our customers’ online identities, our SafeRenew program was implemented in January 2001 on an “opt-out basis” to .com, .net and ..org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website.  Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for an additional one-year period.  Plaintiff seeks class certification and alleges violation of certain New York statutes as well as a breach of contract, money had and received and unjust enrichment.  Plaintiff further seeks to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages.  We intend to vigorously defend these claims.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business.  It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Credit Card Penalties

The Company has experienced high rates of credit card chargebacks and refunds which have resulted in the assessment of financial penalties by two credit card associations.  If the Company cannot maintain refund and chargeback rates at levels deemed acceptable by the credit card associations, it could continue to face such penalties and may lose its rights to accept credit card payments from customers through one or more credit card associations.  The Company had not previously incurred penalties from one of those associations until August 2002, at which time it was assessed a penalty of $261,000 applicable to the year 2001.  Under that association’s rules, additional potential penalties may be imposed, at the discretion of the association.  Because the imposition of any potential penalties is at the discretion of the association, the Company accrued a $3.1 million charge to general and administrative expense in the third quarter 2002 to cover what the Company estimates to be the potential penalties that could be imposed under that association’s rules for transactions through September 30, 2002.  Any such potential penalties would be imposed on the Company’s credit card processor by the association, and under the Company’s contract with its processor, the Company is required to reimburse such penalties.  The Company had previously posted a $1 million letter of credit with its processor as security for its potential obligations to it.  If the ultimate amount charged to the Company is less than the maximum contractual amount, the Company would reverse any excess accrual as a reduction of expense at that time.

3.  Acquisition of Virtual Internet plc

As of March 8, 2002, the Company acquired all of the shares of Virtual Internet plc for approximately $16.9 million in cash.   In connection with the acquisition, the Company issued approximately 6.0 million pounds sterling (approximately $9.3 million at September 30, 2002) in loan notes.  These loan notes bear interest at a floating rate of LIBOR minus 1% and may be redeemed at the request of the holder at any time between September 8, 2002 and June 30, 2003, at which time they mature.  The loan notes are guaranteed as to principal by Barclays Bank plc, whose guarantee is currently supported by a cash deposit of approximately 6.0 million pounds sterling (approximately $9.3 million at September 30, 2002) by the Company.  The cash portion of the Virtual Internet acquisition was funded with the Company’s available cash resources.

Virtual Internet plc is based in the U.K. and had operations in the United States and Europe operated through two divisions:  the Corporate Services division and the Hosting division.  The Company sold the Hosting division on May 9, 2002 for proceeds of $500,000.  The results of operations for Virtual Internet plc’s Corporate Services business have been included in the Company’s consolidated financial results since March 8, 2002. In the third quarter of 2002, Virtual Internet recorded revenue of $2.0 million, and incurred a loss of $9.0 million primarily as a result of a charge of $8.3 million related to an impairment of goodwill.  The Company did not record a tax benefit in connection with that loss.

Presented below are the pro forma financial results of the Company prepared under the assumption that the acquisition of Virtual Internet plc and the disposition of the Hosting assets had been completed as of January 1, 2001.  These pro forma financial results include the following significant assumptions:

•                  The acquisition has been accounted for under the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets” as if adopted January 1, 2001.  Intangibles with a US dollar equivalent at June 30, 2002 of $2.4 million have been identified and these primarily consist of trademarks, customer relationships and software technology with a weighted average life of 5.4 years.  Goodwill with a US dollar equivalent at September 30, 2002 of $8.3 million was recognized in connection with this transaction.  The Goodwill and identified intangibles reflect the allocation of the excess of the acquisition cost over the fair value of the assets and liabilities acquired.  For purposes of preparing this pro forma statement in order to maintain comparability between the reported results for fiscal 2002 and 2001, all the intangible assets of Virtual Internet plc with an indefinite life and goodwill have not been amortized or impaired in the pro forma results.

•                  The acquisition price of approximately $16.9 million at the date of acquisition was funded with the issuance of $8.5 million of floating rate notes and $8.4 million of cash.  The floating rate notes had an assumed interest rate of 4.75% in 2001 and 0.90% in 2002.  An increase of 0.25% in the average short-term interest rate would result in a change to interest expense of $21,000 on an annual basis.

•                  The exchange rates used in the translation of the historical financial results of Virtual Internet from U.K. pounds to U.S. dollars for the three and nine months ended September 30, 2002 and 2001 were US$1.50 and US$1.46 per U.K. pound in 2002, and US $1.42 and US$1.44 per U.K. pound in 2001, respectively.

	Three Months ended September 30,		Nine Months ended September 30,
	Actual	Pro Forma	Actual	Pro Forma
(In thousands)	2002	2001	2002	2001
Net sales	$25,490	$30,946	$79,757	$93,602
Net loss	$14,567	$31,073	$10,062	$29,454

4. Impairment of Goodwill

In September 2002 the Company made a decision to abandon its Afternic business, which had been acquired in September 2000.  As a consequence of that decision, as well as negative industry and economic trends affecting the Company and the general decline in technology company valuations, including the valuation of the Company’s common stock, the Company performed an impairment analysis of the goodwill and intangible assets recorded in connection with its various acquisitions.  Because the total market value of the Company’s common stock as of September 30, 2002 was lower than the book value of its stockholders’ equity, the Company recorded a goodwill impairment writedown of approximately $17.0 million in September 2002.

5. Subsequent Event

In October 2002, the Company declared a dividend distribution of one preferred share purchase right (the “Right”) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on November 12, 2002.  Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock (“Series A Preferred”) at a price of $32.00 per Unit.  The Rights, which expire on November 12, 2012, will only become exercisable upon distribution.  Distribution of the Rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an “Acquiring Person”), or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15% or more of the outstanding shares of the Company’s Common Stock.  Under specified circumstances, the holders of the Rights, other than the Acquiring Person, would be entitled to receive, upon exercise of the Rights, Series A Preferred having a value equal to two times the exercise price of the Rights.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language.  Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof.  It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.  We caution investors that our business and financial performance are subject to substantial risks and uncertainties.  In evaluating our business, prospective investors should carefully consider the information set forth below under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Overview

We are a provider of global domain name registration and Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet.  Domain names serve as part of the infrastructure for Internet communications, including websites, email, audio, video and telephony.

We began processing registrations as an ICANN-accredited registrar in the generic top level domains (gTLD) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry.  We had approximately 3.3 million domain name registrations under management as of September 30, 2002, which includes a small number of domain name registrations which have been seized by us for non-payment.  Currently, we register, renew and transfer domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info  and ..name and in over 250 country code top level domains (ccTLDs), such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan.

We believe that we offer a quick and user-friendly registration process as well as responsive and reliable customer support.  We also offer a suite of value-added products and services targeted to assist our customers in developing and maintaining their online identities, including:

Products and Services Provided by Us	Products and Services Resold By Us

• website-creation tools under the names FirstStepSite® and WebSiteNow!™	• email

• intellectual property and brand protection services related to domain names	• search engine submission services

• digital certificates

Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brand and identity and other online activities.  Our mission is to become the preferred partner for customers who seek to create, enhance and manage their Internet presence.

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

Through our RegistryPro subsidiary, we are establishing a registry for the new gTLD .pro, which will be dedicated to certified professionals such as lawyers, doctors and accountants.  We also have a small equity stake in Afilias, the consortium of 18 registrars, which manages the registry for the new gTLD .info that went live in October 2001.

We are the successor by merger to Forman Interactive Corp.  Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began offering web-hosting and related products and services in 1997.  In February 1998, we began to distribute domain names for free and, to a lesser extent, on a commission basis when we distributed domain names for international registrars and registries.  In April 1999, we commenced offering registration services for ccTLDs.  On June 23, 1999, Forman Interactive merged with and into Register.com, Inc. and we began operating as a paid registrar in the .com, .net and .org domains.  In June 2000, we acquired Inabox, Inc. and we used Inabox’s software to develop our FirstStepSite® and WebSiteNOW!™ products and My.register.com, one of the reseller solutions offered to our Global Partner Network.  We acquired Inabox, Inc. for approximately $1.0 million in cash and 280,019 shares of our common stock.  In September 2000, we acquired Afternic.com, Inc., a leading secondary market exchange for domain names, for approximately $10.0 million cash and 4,378,289 shares of our common stock.  Each of these transactions was accounted for using the purchase method of accounting.  As a result, the financial results of Inabox and Afternic.com are consolidated with our financial results from the dates of their respective acquisitions.  We made a decision to abandon the Afternic business in September 2002.

In March 2002 we acquired Virtual Internet plc for approximately £11.99 million (approximately US $16.9 million at date of acquisition).  Virtual Internet plc, a U.K. based company, has operations in the United States and Europe and, at the time of acquisition, operated through two divisions:  the Corporate Services division and the Hosting division.  The Corporate Services division provides online intellectual property management and protection services and the Hosting division provided web-hosting services.  On May 9, 2002, we sold Virtual Internet plc’s Hosting division for $0.5 million.  Virtual Internet plc shareholders, other than shareholders in certain jurisdictions outside of the U.K., were given the opportunity to elect to receive loan notes to be issued by Register.com (U.K.) Limited in exchange for their shares and as of September 30, 2002 we had $9.3 million of these loan notes outstanding.  Our results of operations for the three and nine months ended September 30, 2002, include those of Virtual Internet’s Corporate Services business since March 8, 2002.

Significant Accounting Policies

Net Revenues

We derive our net revenues from domain name registrations, other products and services and advertising.  We earn registration fees in connection with new, renewed, extended and transferred-in registrations.  Registration periods generally range from one to ten years.

Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period.  Under this subscription-based model, we recognize revenue over the period of the subscription term during which we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment via credit card for most online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period while we recognize the revenues over the registration period. For some of our customers who register domain names through our Corporate Services division, and for some participants in our Global Partner Network, we establish lines of credit based on credit worthiness.  Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction.  As a result, we must estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period.  In determining our estimate, we review historical rates of credit card chargebacks, current economic trends and changes in acceptance of our products and services on a monthly basis.  Deferred revenues and revenues recognized are presented net of provisions recorded for estimated refunds and chargebacks.  If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected.  See “Risk Factors” and Note 2 to the Consolidated Financial Statements “Contingencies – Credit Card Penalties” for additional information in connection with the penalties imposed by the credit card associations and other risks associated with the Company’s excessive credit card chargebacks and refunds.

In addition to our standard registration fees published on our www.register.com website, we have a number of different fee structures for our domain name registration services. Our Corporate Services division delivers a diversified range of higher-priced services for our corporate customers and extends volume-based discounts for domain name registrations and transfers. We pay referral commissions based on a percentage of the net registration revenues derived from registrations processed through certain participants in our Global Partner Network and those we process through our www.register.com website referred to us by participants in our affiliate network.  Other participants in our Global Partner Network (those who use our My.register.com™ and TPP interfaces) pay us a wholesale price per registration, discounted off of our standard registration fee.

We believe that the high growth rate experienced in the domain name registration market in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the desire by businesses to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them rather than putting them to use; and (iii) extremely strong growth in new business start-ups in the Internet sector.  In late 2000, the domain name registration market’s growth rate began to decrease.  The overall number of .com, .net and .org gTLDs in the registry decreased from 32 million as of September 30, 2001 to 27.5 million as of September 30, 2002.  We believe this was due, in large part, to the large number of names registered in 1999 and 2000 by domain name speculators that were not renewed.    Because we had a significant number of promotional names registered through various marketing efforts, including our NameDemo.com service which we discontinued in February 2001, a significant percentage of the domain name registrations managed by us were not renewed and lapsed in the fourth quarter of 2001.  The decline in the overall market, together with increased competition, contributed to a sequential quarterly decline in the number of our paid domain name registrations, transfers and renewals from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 to the third quarter of 2002.  As a result of all of these factors, we experienced a decrease in our total names under management from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of September 30, 2002.

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

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization on a straight-line basis over the life of the registration term of registry fees, depreciation on the equipment used to process the domain name registrations, the fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf, but not including penalties for excessive credit card chargebacks and refunds, which are classified as a general and administrative expense.  We pay registry fees for gTLDs ranging from $5.30 per year for each .biz and .info domain name registration to $6 per year for each .com, .net and .org domain name registration, and we pay registry fees of approximately $5 to $1000 for  one to five year country code domain name registrations. The largest component of our cost of revenues is the registry fees, which, while paid in full at the time that the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues ratably over the term of the registration.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative, non-cash compensation expenses, and amortization of intangible assets.  Prior to January 1, 2002 our operating expenses also included amortization of goodwill; under SFAS 142 amortization of goodwill was ceased effective January 1, 2002.  Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, and commissions paid to our sales representatives.  Research and development expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, the enhancement of existing products and services, and quality assurance.  General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees, insurance premiums, penalties for excessive credit card chargebacks and refunds, and provisions for uncollectible receivables.  Facilities expenses are allocated across our different operating expense categories. Non-cash compensation expenses related to grants of restricted stock, stock options and warrants to employees, directors, consultants and vendors with exercise prices below fair market value on the date of grant.  Based on such grants through September 30, 2002, we expect to record approximately $1.9 million in additional non-cash compensation expense through 2006 as follows: $0.5 million in the fourth quarter of 2002, $1.0 million in 2003, $0.2 million in 2004 and $0.2 million in 2005 and beyond.  Non-cash compensation expense will reduce our earnings or increase our losses, as applicable, in future periods.

Net Income

Although we achieved profitability for the year 2000, we were not profitable for the year 2001 or the first nine months of 2002.  Our net loss for 2001 included a writedown of approximately $32.5 million of intangible assets associated with the acquisition of Afternic and the reversal of a tax valuation allowance of $2.5 million.  Our net loss for the first nine months of 2002 included a goodwill impairment writedown of approximately $17 million.  Our profitability in the year 2000 was due, in part, to a gain of $4.6 million from the sale of our investment in a private company and to interest income.  Although we have recently taken several initiatives to reduce our operating expenses, these expenses could still increase in future periods as we make efforts to improve our operational and financial systems.  In addition, losses at Virtual Internet have contributed to a decline in our profitability for the past six months and losses at RegistryPro and Virtual Internet may reduce our profitability into 2003.  In addition, unless we lower our credit card  refunds and maintain our reduced level of credit card chargebacks, we may continue to incur significant penalties from credit card companies that impact our profitability (see “Risk Factors” for additional information).  Accordingly, we cannot assure you that we will be able to operate profitably or sustain or increase our positive cash flow in the future.

Results of Operations

The following tables set forth our selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three and nine months ended September 30, 2002 and 2001.  In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year 2001, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data.  The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net revenues	$25,490	$29,532	$79,757	$90,178
Cost of revenues	8,494	10,323	26,092	27,413
Gross profit	16,996	19,209	53,665	62,765
Operating costs and expenses
Sales and marketing	7,270	6,549	23,798	23,259
Research and development	3,897	1,684	9,372	5,713
General and administrative (includes non-cash compensation of $492, $452, $1,415, and $1,318, respectively)	9,719	3,945	18,693	11,752
Amortization and writedown of goodwill and other intangibles	17,004	36,402	17,156	44,158
Total operating costs and expenses	37,890	48,580	69,019	84,882
Loss from operations	(20,894)	(29,371)	(15,354)	(22,117)
Other income, net	1,173	1,899	4,237	6,661
Loss before (benefit) provision for income taxes	(19,721)	(27,472)	(11,117)	(15,456)
(Benefit) provision for income taxes	(5,154)	1,318	(1,055)	9,374
Net loss	(14,567)	(28,790)	(10,062)	(24,830)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(266)	471	(637)	1,402
Unrealized (loss) gain on foreign currency translation	(243)	—	831	—
Comprehensive loss	$(15,076)	$(28,319)	$(9,868)	$(23,428)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net revenues	100%	100%	100%	100%
Cost of revenues	33	35	33	30
Gross profit	67	65	67	70
Operating costs and expenses
Sales and marketing	29	22	30	26
Research and development	15	6	12	6
General and administrative (includes non-cash compensation of 2%, 2%, 2% and 1%, respectively)	38	13	23	13
Amortization and writedown of goodwill and other intangibles	67	123	22	49
Total operating costs and expenses	149	164	87	94
Loss from operations	(82)	(99)	(20)	(24)
Other income, net	5	6	5	7
Loss before (benefit) provision for income taxes	(77)	(93)	(15)	(17)
(Benefit) provision for income taxes	(20)	4	(1)	10
Net loss	(57)	(97)	(14)	(27)
Unrealized (loss) gain on marketable securities	(1)	2	(1)	2
Unrealized (loss) gain on foreign currency translation	(1)	—	1	—

Comprehensive loss	(59)	(95)	(14)	(25)

Third quarter of 2002 and 2001

Net Revenues

Total net revenues decreased 14% to $25.5 million for the third quarter of 2002 from $29.5 million for the same period of last year.

Domain name registrations.  Recognition of revenues from domain name registrations decreased 4% to $23.6 million for the third quarter of 2002 from $24.7 million for the same period of last year.  This decrease was due in part to lower average prices and a longer dollar-weighted-average subscription term for domain names registered in the third quarter 2002 compared with the same period of last year, and in part to a writeoff related to credit card receivables not collected.   These reductions were offset in part by the inclusion of Virtual Internet in our results of operations after March 8, 2002.

At September 30, 2002, we had $90.7 million of deferred revenue compared with $93.7 million at June 30, 2002, representing a decrease of $3.0 million during the third quarter of 2002.

Other Products and Services.  Revenues from other products and services decreased 67% to $1.3 million for the third quarter of 2002 from $3.8 million for the same period of last year.  The decrease was due primarily to $3.0 million of revenues derived in the third quarter of 2001 from sales of intellectual property services in connection with the launch of new gTLDs which did not recur in 2002, offset in part by increased sales of email services and WebSiteNow!.

Advertising.  Revenues from advertising decreased 40% to $624,000 for the third quarter of 2002 from $1.1 million for the same period of last year, primarily as a result of softness in the Internet advertising market.  We anticipate continuing softness in the Internet advertising market in future periods.

Cost of Revenues

Total cost of revenues decreased 18% to $8.5 million for the third quarter of 2002 from $10.3 million for the same period of last year.

Cost of Domain Name Registrations.  Cost recognized for domain name registrations increased 2% to $8.7 million for the third quarter of 2002 from $8.5 million for the same period of last year.  The increase was due to the inclusion of Virtual Internet in our results of operations after March 8, 2002.

Cost of Other Products and Services.  Cost of other products and services declined by $2.0 million in the third quarter of 2002 compared with the same period of last year, primarily because refunds received from the .biz registry more than offset our other costs of other products and services, resulting in a $0.3 million credit in the third quarter of 2002.  Last year’s third quarter reflected costs of $1.9 million related to sales of intellectual property services in connection with the launch of new gTLDs, while this year’s period reflects refunds received from the .biz registry of a portion of such fees following the registry’s decision to cancel certain .biz applications.

Gross Profit Margin

Our gross profit margin increased to 67% in the third quarter of 2002 from 65% in the same period of last year, primarily due to the absence in 2002 of revenues and costs related to sales of intellectual property services in 2001 in connection with the launch of new gTLDs which had a much lower gross profit margin of 37%.

Operating Expenses

Total operating expenses decreased 22% to $37.9 million for the third quarter of 2002 from $48.6 million for the same period of last year.

Sales and Marketing.  Sales and marketing expenses increased 11% to $7.3 million for the third quarter of 2002 from $6.5 million for the same period of last year.  The increase was primarily due to costs associated with new sales and marketing personnel.

Research and Development.  Research and development expenses increased 131% to $3.9 million for the third quarter of 2002 from $1.7 million for the same period of last year.   The increase resulted primarily from salaries associated with new technology personnel to improve our systems and operations, and in part from higher costs for software licenses.  We anticipate that research and development expenses will continue to increase in the coming periods as we make efforts to upgrade and improve our systems.

General and Administrative.  General and administrative expenses increased 146% to $9.7 million for the third quarter of 2002 from $3.9 million for the same period of last year.  The increase was due to (i) an increase of $3.6 million in credit card penalties as a result of excessive chargebacks and refunds, of which $0.5 million was paid and $3.1 million was accrued to cover what we estimate to be the potential penalties that could be imposed under one card association’s rules for transactions through September 30, 2002, (ii) the inclusion of Virtual Internet in our results of operations after March 8, 2002, (iii) an increase of $0.5 million in bad debt expense, and (iv) increased costs of operating our customer service center which commenced operations in the third quarter of last year.  For additional information in connection with credit card penalties, see “Risk Factors” and Note 2 to Consolidated Financial Statements “Contingencies – Credit Card Penalties”.

Amortization and Writedown of Goodwill and Other Intangibles.  Amortization and writedown of goodwill and other intangibles was $17.0 million for the third quarter of 2002, compared with $36.4 million for the same period of last year.  In the third quarter of 2001, the Company recorded a goodwill impairment writedown of $32.5 million related to Afternic, which was acquired in September 2000.  In September 2002, the Company made a decision to abandon the Afternic business.  As a consequence of that decision, as well as negative industry and economic trends affecting the Company and the general decline in technology company valuations, including the valuation of the Company’s common stock, the Company performed an impairment analysis of the goodwill and intangible assets recorded in connection with its various acquisitions.  Because the total market value of the Company’s common stock as of September 30, 2002 was lower than the book value of its stockholders’ equity, the Company recorded a goodwill impairment writedown of approximately $17.0 million in September 2002.  Also in accordance with SFAS 142, the Company had ceased amortization of goodwill effective January 1, 2002.

Other Income, Net

Other income, net, which consists primarily of interest income, net of interest expense, decreased to $1.2 million for the third quarter of 2002 from $1.9 million for the same period of last year.  The decrease was due to lower prevailing interest rates in the third quarter of 2002.

Provision for Income Taxes

The provision for income taxes in the third quarter of 2002 was a benefit of $5.2 million, representing an effective rate of 26% of income before income taxes.  That effective tax rate was lower than the statutory rate of 44% in part because only a portion of the goodwill impairment writedown is tax-deductible, and in part because no tax benefits were recorded in connection with losses generated by Virtual Internet as realization is not assured.  For the third quarter of 2001, the provision for income taxes was an expense of $1.3 million, rather than a benefit, because the goodwill amortization and impairment writedown recorded in 2001 were not tax-deductible.

Nine Months Ended September 30, 2002 and 2001

Net Revenues

Total net revenues decreased 12% to $79.8 million for the first nine months of 2002 from $90.2 million for the same period of last year.

Domain name registrations.  Recognition of revenues from domain name registrations decreased 4% to $73.1 million for the first nine months of 2002 from $76.5 million for the same period of last year.  This decrease was due in part to lower average prices and a longer dollar-weighted-average subscription term for domain names registered in the first nine months of 2002 compared with the same period of last year, and in part to a writeoff related to credit card receivables not collected.    These reductions were offset in part by the inclusion of Virtual Internet in our results of operations after March 8, 2002.

At September 30, 2002, we had $90.7 million of deferred revenue compared with $77.4 million at December 31, 2001, representing an increase of $13.3 million for the first nine months of 2002.  The increase was due in part to the acquisition of Virtual Internet on March 8, 2002, whose balance sheet included deferred revenue of $6.9 million at the date of acquisition.

Other Products and Services.  Revenues from other products and services decreased 42% to $3.4 million for the first nine months of 2002 from $5.9 million for the same period of last year.  The decrease was due primarily to $3.4 million of revenues derived in the first nine months of 2001 from sales of intellectual property services in connection with the launch of new gTLDs, which did not recur in 2002, offset in part by increased sales in 2002 of email and WebSiteNow! services.

Advertising.  Revenues from advertising decreased 58% to $3.3 million for the first nine months of 2002 from $7.7 million for the same period of last year, primarily as a result of a softness in the Internet advertising market.  We anticipate continuing softness in the Internet advertising market in future periods.

Cost of Revenues

Total cost of revenues decreased 5% to $26.1 million for the first nine months of 2002 from $27.4 million for the same period of last year.

Cost of Domain Name Registrations.  Costs recognized for domain name registrations increased 5% to $26.2 million for the first nine months of 2002 from $25.0 million for the same period of last year. The increase was due primarily to the inclusion of Virtual Internet in our results of operations after March 8, 2002.

Cost of Other Products and Services.  Cost of other products and services declined by $2.5 million in the first nine months of 2002 compared with the same period of last year, primarily because refunds received from the .biz registry more than offset our other costs of other products and services, resulting in a $0.1 million credit in the first nine months of 2002.   Last year’s period reflected $2.0 million of costs related to sales of intellectual property services in connection with the launch of new gTLDs, while this year’s period reflects refunds received from the .biz registry of a portion of such fees following the registry’s decision to cancel certain .biz applications.

Gross Profit Margin

Our gross profit margin declined to 67.3% in the first nine months of 2002 from 69.6% in the same period of last year, primarily due to lower advertising revenues, and in part to higher costs related to equipment and co-location facilities.

Operating Expenses

Total operating expenses decreased 19% to $69.0 million for the first nine months of 2002 from $84.9 million for the same period of last year.

Sales and Marketing.  Sales and marketing expenses remained relatively constant at $23.8 million and $23.3 million for the nine months ended September 30, 2002 and 2001, respectively.

Research and Development.  Research and development expenses increased 64% to $9.4 million for the first nine months of 2002 from $5.7 million for the same period of last year.  The increase resulted from salaries associated with new technology personnel to improve our systems and operations, the inclusion of the results of operations of Virtual Internet after March 8, 2002, and increased costs for software licenses.

General and Administrative.  General and administrative expenses increased 59% to $18.7 million for the first nine months of 2002 from $11.8 million for the same period of last year.  The higher expense level was due to (i) an increase of $3.8 million in credit card penalties as a result of excessive chargebacks and refunds, of which $0.7 million was paid and $3.1 million was accrued to cover what we estimate to be the potential penalties that could be imposed under one card association’s rules for transactions through September 30, 2002,  (ii) the inclusion of Virtual Internet in our results of operations after March 8, 2002  (iii) an increase of $0.7 million in bad debt expense (iv) and increased costs of operating our customer service center which commenced operations in the third quarter of 2001.  For additional information in connection with credit card penalties, see “Risk Factors” and Note 2 to Consolidated Financial Statements “Contingencies – Credit Card Penalties.

Amortization and Writedown of Goodwill and Other Intangibles.  Amortization and writedown of goodwill and other intangibles was $17.2 million for the first nine months of 2002 compared with $44.2 million for the same period of last year.  During 2001 the Company recorded a goodwill impairment writedown of $32.5 million related to Afternic, which was acquired in September 2000.  In September 2002, the Company made a decision to abandon the Afternic business.  As a consequence of that decision, as well as negative industry and economic trends affecting the Company and the general decline in technology company valuations, including the valuation of the Company’s common stock, the Company performed an impairment analysis of the goodwill and intangible assets recorded in connection with its various acquisitions.  Because the total market value of the Company’s common stock as of September 30, 2002 was lower than the book value of its stockholders’ equity, the Company recorded a goodwill impairment loss of approximately $17.0 million in September 2002.  Also in accordance with SFAS 142, the Company had ceased amortization of goodwill effective January 1, 2002.

Other Income, Net

Other income, net, which consisted primarily of interest income, net of interest expense, decreased to $4.3 million for the first nine months of 2002 from $6.7 million for the same period of last year.  The decrease was primarily due to lower prevailing interest rates in 2002.

Provision for Income Taxes

The provision for income taxes in the first nine months of 2002 was a benefit of $1.1 million, representing an effective tax rate of 9% of income before income taxes.  That effective tax rate was lower than the statutory rate of 44% in part in part because only a portion of the goodwill impairment writedown is tax-deductible, and in part because no tax benefits were recorded in connection with losses generated by Virtual Internet as realization is not assured.  For the first nine months of 2001, the provision for income taxes was an expense of $9.4 million, rather than a benefit, because goodwill amortization and the impairment writedown recorded in 2001 were not tax-deductible.

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

At September 30, 2002, our cash and cash equivalents, short-term investments and marketable securities totaled $215.5 million, representing an increase of $17.7 million from the $197.8 million balance at December 31, 2001.  We generated $14.2 million of cash from operations in the first nine months of 2002, compared with $15.2 million in the same period of last year.  Net cash used for investing activities was $17.2 million in the first nine months of 2002, comprised of $9.4 million, net of cash acquired, for the acquisition of Virtual Internet, $2.9 million for capital expenditures and $4.9 million, net, for purchases of marketable securities.  Net cash provided by financing activities totaled $14.2 million, primarily from the issuance of notes payable related to the acquisition of Virtual Internet and from the exercise of options and warrants.  The notes are repayable at the option of the holders any time between September 8, 2002 and June 30, 2003, at which time they mature.

Although we have no material commitments for capital expenditures or other long-term obligations, we anticipate that we will increase our capital expenditures in connection with several ongoing and planned projects to enhance our systems, such as the implementation of a new accounting system.  Additional capital expenditures could arise in connection with potential addition of new products and services or additional co-location facilities.  We currently anticipate that our operating expenses will continue to represent a material use of our cash resources.  We believe that our existing cash and anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Through September 30, 2002, we utilized $0.3 million of cash to repurchase 73,200 shares of our common stock pursuant to our previously announced stock repurchase program.  Under this program, our Board of Directors has authorized the repurchase up common shares up to $10 million through October  2004.  Purchases under the stock repurchase program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time or from time-to-time without prior notice.

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

Risks Related to Our Industry and Our Business

Although we have had profitable periods in the past, we also have a history of losses and we cannot assure you that we will return to profitability or sustain or increase positive cash flow in future periods.

Although we achieved profitability for the year 2000, we were not profitable for the year 2001 or the first nine months of 2002.  In addition, our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income.  We incurred losses from operations of approximately $9.7 million for the year ended December 31, 1999, $9.7 million for the year ended December 31, 2000 and $19.9 million for the year ended December 31, 2001.  As of September 30, 2002 our accumulated deficit totaled $43.5 million.  Although we have recently taken initiatives to reduce our operating expenses, these expenses could still increase in future periods as we make efforts to improve our operational and financial systems.  Losses at Virtual Internet have contributed to a decline in our profitability for the past six months and losses at Virtual Internet and RegistryPro may reduce our profitability into 2003.  In addition, unless we lower our credit card refunds and maintain our reduced level of credit card chargebacks we may continue to incur significant penalties that impact our profitability.  Accordingly, we cannot assure you that we will be able to return to profitability or sustain or increase our positive cash flow in the future.

If the growth rate of the market for domain names continues to fall, our net revenues from domain name registrations may fall below anticipated levels.

We believe the domain name market is still in its early stages of development and we do not expect that it will experience the same high level of growth it has experienced in the past.  Based on VeriSign, Inc.’s press releases, the total number of domain registrations in the VeriSign registry decreased from approximately 32 million as of September 30, 2001 to approximately 27.5 million as of September 30, 2002. The decline in the overall market, together with increased competition, contributed to a sequential quarterly decline in the number of our paid domain name registrations, transfers and renewals from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 to the third quarter of 2002.  If the market does not recover from this slowdown and the competition in the domain name industry continues to intensify, our business, financial condition and results of operations could be materially adversely affected.

If we do not maintain a low rate of credit card chargebacks and reduce our rate of credit card refunds, we will continue to face financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse affect on our business and results of operations.

A substantial majority of our revenues originate from online credit card transactions.  Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction.  We have experienced high rates of credit card chargebacks and refunds that have resulted in our being assessed significant financial penalties.  Although we made significant progress in reducing chargebacks in recent months, our refunds remain at levels higher than those deemed acceptable by one credit card association.  As a result, we continue to face the risk of being assessed significant financial penalties.  We have previously posted a $1.0 million letter of credit with our processor as security for potential obligations to it.  Because the imposition of any potential penalties is at the discretion of the credit card association, we accrued a $3.1 million charge to General and Administrative expense in the third quarter 2002 to cover what we estimate to be the potential penalties that could be imposed under one card association’s rules for transactions through September 30, 2002.  If the amount ultimately charged is less, we would reverse any excess accrued as a reduction of expense at that time.  If we cannot maintain refund and chargeback rates at levels deemed acceptable by the credit card associations, we will continue to face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

Some of the measures we are implementing to reduce our rate of chargebacks and credit card refunds may reduce our net revenues.

By implementing aggressive online fraud screens and post-transaction verifications designed to prevent fraudulent credit card transactions on our website, we may be blocking legitimate credit card users from purchasing our services, thereby reducing our net revenues.  Our efforts to reduce our chargebacks and refunds included a modification of our SafeRenew program to an “opt in” program with respect to international transactions beginning October 2002.  In an effort to protect our customers’ online identities, our SafeRenew program was implemented in January 2001 on an “opt-out basis” to .com, ..net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website.  Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one-year renewal fee and, if the charge is successful, to renew the registration for an additional one-year period.  Our modification of a portion of this program to an “opt in” basis with respect to international transactions beginning October 2002 may result in the lapse of a significant number of domain name registrations that would have been renewed through the SafeRenew program, which could damage our relationship with customers that had relied upon the SafeRenew program to renew their domain name registrations.  In addition, implementing this change may have an adverse affect on our renewal rates in future periods and, as a result, may materially adversely affect our net revenues.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers’ renewal of their domain name registrations through us.  Our first expirations for .com, .net and ..org domain names occurred in January 2001.  As such, we have only limited experience to date with registration renewals.  We have difficulty predicting the number of registration renewals and related revenues we should expect for a particular period and cannot assure you that those customers who will renew their registrations will do so through us.  Our renewal rate for paid registrations for the first nine months of 2002 was approximately 50%.  We have experienced and anticipate very low renewal rates for promotional and other speculative registrations.  Our total domain name registrations under management declined from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of September 30, 2002.  These numbers include a small number of domain name registrations which were seized by us for non-payment.  Also, as discussed above, we anticipate that our renewal rates may be adversely affected by our modification of our SafeRenew program to an “opt in” basis for international transactions.  If we are unable to increase our overall renewal rate or number of new registrations, the combination of our customers deciding not to renew their registrations through us and the transfers of registrations to other registrars will continue to have the cumulative effect of decreasing the number of domain name registrations under our management.  This could cause our revenues from domain name registrations to decrease and could materially adversely affect our business, financial condition and results of operations.

If not remedied, weaknesses in our internal accounting controls may materially adversely affect our ability to accurately report our financial position and results of operations on a timely basis.

We have experienced significant growth and increased complexity in our operations over the past two years, which have strained our existing financial systems.  As a result, aspects of our financial systems and internal accounting controls need to be updated and improved.  We have  material weaknesses in our internal accounting controls that may impair our ability to accurately record and track deferred revenues and prepaid registry fees through our systems, reconcile, on a detailed transaction basis, accounts receivable from our credit card processors and completely reconcile, on a detailed transaction basis, invoices from registries.  To mitigate risks that might result from such material weaknesses, we have implemented a number of processes designed to ensure the accuracy, in all material respects, of our reported financial position and results of operations.  Due to the growing complexity of our operations, the processes and procedures we have used in the past may not be adequate to compensate for these material weaknesses in the future.  We are in the process of implementing new accounting system modules, including modules to perform certain reconciliations and to record and track deferred revenues and prepaid registry fees.  When fully implemented, these new financial systems are expected to correct these weaknesses.  However, we cannot assure you that these systems will be implemented on a timely basis and within anticipated budgets, nor can we assure you that their implementation will adequately remedy the weaknesses identified in our internal accounting systems and controls.  If our efforts to implement these solutions are not successful, our ability to accurately report our financial position and results of operations on a timely basis may be materially adversely affected.

The increased size and complexity of our business has strained our managerial, operational, financial, accounting and information systems, customer service staff and business processes, and until we successfully upgrade and improve these systems and processes we cannot focus all our resources on meeting the needs of our customers and launching new products and services in a cost effective and timely manner.

Our rapid growth over the past two years has resulted in a substantial expansion of our operations in a short period of time.  This has placed a significant strain on our resources and all aspects of our business, including our financial and managerial controls and systems, computer systems, database architecture and business processes.  The demands on our network infrastructure, technical staff, customer service staff and fulfillment and billing functions have grown especially rapidly with our customer base, partner network, our expansion of operations to Canada and Europe, our acquisitions and the increasing complexity of our product and service offerings.  As a result of this growth, we are working to improve our financial and managerial controls, billing systems, reporting systems and procedures, and to train and manage our workforce.  In connection with these efforts, we may be required to incur significant capital and operating expenditures to expand and improve our computer systems.  While our focus on improving our systems and business processes is integral to our continued growth, it requires the active involvement of employees in every sector of our business, which limits the time we may focus on launching new products and responding to the day-to-day needs of our customers.  Any delays in the launch of our products and services or our inability to meet the needs of our customers, especially large corporate customers, will affect our ability to effectively compete in our market, to attract and retain customers and to market new products and services in the future.  If we fail to manage our business effectively and in particular fail to upgrade and improve our internal systems in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected.

We may not be able to maintain or improve our competitive position because of strong competition from VeriSign, Inc.

VeriSign registrar’s authorization by the U.S. government to act as the sole domain name registrar prior to April 1999 in the .com, .net and .org domains gives VeriSign a significant competitive advantage in the domain name registration industry.

Before the introduction of competition into the domain name registration industry in 1999, the VeriSign registrar (then known as Network Solutions) was the sole entity authorized by the U.S. government to serve as the registrar for domain names in the .com, .net and .org domains.  This position allowed VeriSign to develop a substantial customer base, which gives it advantages in securing customer renewals and in marketing ancillary products and services.  We face significant competition from VeriSign as we seek to increase our revenue from domain name registration services, and we cannot assure you that we will be able to maintain or improve our competitive position.  The acquisition of Network Solutions by VeriSign in June 2000 strengthened VeriSign’s competitive advantage by enabling it to bundle registration services with an expanded range of products and services.  VeriSign’s market leadership, broader array of products and service offerings and strong financial position, enable it to compete more effectively than most registrars in the formation of strategic partnerships, and the pursuit of acquisition targets.  We cannot assure you that we will be able to overcome VeriSign’s advantages and may therefore lose certain customer, partnership and acquisition opportunities to VeriSign.

VeriSign’s exclusive control over the registry for the .com, .net and .org domains gives  it an advantage over all competitive registrars.

Pursuant to its agreements with ICANN, VeriSign will continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005 while it can retain ownership and control over its registrar business.  The agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates.  VeriSign will also control the .org registry through December 2002.  As the exclusive registry for these domains, VeriSign receives from us, and from every other registrar, $6 per domain name per year.  The substantial net revenues from these registry fees, and the certainty of receiving them, provide VeriSign significant advantages over any registrar.  We cannot assure you that developments under these ICANN-VeriSign agreements, or any future amendments to them will not materially harm our business, financial condition and results of operation.

We also face competition from other competitive registrars and others in the domain name registration industry and expect this competition to continue to intensify.

Competition in the domain name registration services industry continues to intensify among the market participants.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions’ registry for .com, .net and .org domain names.  Since the end of the testbed period on November 30, 1999, ICANN has continued to accredit new registrars.  As of August 12, 2002, ICANN had accredited 158 competitive registrars, including us, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. We also face substantial competition from many resellers that are not accredited registrars but offer domain name registrations through a competing accredited registrar’s system.  The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some who have entered the industry have made it difficult for us to maintain our unit market share.  This, together with a decline in the domain name registration market, contributed to a sequential quarterly decline in the number of paid domain name registrations, transfers and renewals we performed from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again through the first three quarters of 2002.  If we continue to experience a decline in paid domain name registrations, transfers and renewals our business, financial condition and results of operations could be materially adversely affected.

We face competition from competitive registrars and others in the domain name registration industry that may have longer operating histories, greater name recognition, particularly in international markets, better systems or greater resources.

Our competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars.  Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management and have a broad array of value-added products and services which they can bundle with domain name registrations.  Some of our competitors have designed their systems and built their businesses in a manner that, we believe, enables them to be lower cost providers than we currently are.  In addition, our market position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition, particularly in international markets, and greater and more efficient financial, technical, marketing, distribution and other resources than we do.

Increasing competition in the domain name registration industry could force us to reduce our prices for our core products and services, which would negatively impact our results of operations.

Some of our competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee for ..com, .net and .org domains.  Other competitors, including VeriSign, have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis.  Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.  Further, some of our competitors have, in the past, offered domain name registrations for free, deriving their revenues from other sources.  In response to increasing competition in the domain name registration industry, we may be required, by market factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours.  Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our results of operations.

If new gTLDs are not introduced in the future and we are unable to improve our sales of existing gTLDs, generate alternate revenue streams or improve our renewal rate, our business, financial condition and results of operations could be materially adversely affected.

Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of ..com registrations, the new gTLDs and the products and services that we sold in connection with their respective launches contributed to our revenue for 2001 and the first quarter of 2002.  We do not currently anticipate the introduction of any additional commercial gTLDs in the near future other than the launch of the .pro gTLD.  As a result, in order to grow our revenues we need to increase sales of existing gTLDs, renewals, transfers or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002.  Our business and results of operations could be materially adversely affected if the market for new gTLDs does not develop, additional new top level domains are not introduced, or if substantial numbers of our customers turn to other registrars for their new gTLD registration needs.

Our revenues from advertising may continue to be adversely affected by a perceived weakness of Internet advertising and the continued weakness in the Internet advertising market.

Our revenues from advertising depend on the use of the Internet as an advertising and marketing medium.  The overall market for Internet advertising has been characterized by continuing and significant reduction in demand, a reduction or cancellation of advertising contracts, a significant increase in the estimated amounts of uncollectable receivables from advertisers, and a significant reduction of Internet advertising budgets, especially by Internet-related companies.  In addition, an increasing number of Internet-related companies have experienced deteriorating financial results and liquidity positions, and/or ceased operations or filed for bankruptcy protection.

For the year ended December 31, 2001, our advertising revenues were down 22.5% compared to the year ended December 31, 2000, and constituted 8.2% of our net revenues.  For the nine months ended September 30, 2002, this trend continued as our advertising revenues were down 58% from the nine months ended September 30, 2001, and constituted 2.0% of our net revenues.  This decline has had, and any continued decline will have, an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue would represent a reduction of our gross profit in the same amount.  The price we are able to charge for advertisements has been negatively affected by the overall Internet advertising market, which negatively affects our business.  Given the current market conditions, some of our advertising customers may be anticipating or experiencing difficulty raising capital and therefore may elect to scale back the resources they devote to advertising.  Others may have difficulty paying outstanding accounts receivable.  Since the majority of our advertising revenue is generated by a limited number of customers, the loss of these larger customers would have an adverse affect on our results of operations.  The softness in the market for Internet advertising coupled with the actual or perceived ineffectiveness of Internet advertising in general, or our websites as advertising media in particular, could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

Part of our long-term strategy includes diversifying our revenue base by offering value-added products and services related to domain name usage.  Our efforts to date have not resulted in substantial diversification.  Further, we do not expect to achieve substantial diversification in the foreseeable future as we are currently focusing our efforts on driving efficiencies in our core domain name registration business.  We may incur significant costs in acquiring, developing, marketing and servicing these new products and services.  We cannot assure you that we will be able to develop new products and services outside of our primary business and, if we are able to develop such products and services, that we will succeed in attaining the market’s confidence in us as a reliable provider of these products and services.  Our primary business, domain name registration services, generated 93% of our net revenues during the quarter ended September 30, 2002.  If, over time, we fail to offer products and services that meet our customers’ needs and that are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset the related costs and we will remain dependent on domain name registrations as our primary source of revenue.  Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

We cannot assure you that the RegistryPro and Afilias ventures will be successful.  In addition, we intend to incur additional expenditures to establish and develop RegistryPro’s products and services.  Such expenditures would reduce the financial resources we could use for our primary business.

We own a minority stake in Afilias, the registry operator for the .info gTLD, and 100% of RegistryPro, which has been selected by ICANN to operate a registry for the .pro gTLD which will be exclusively for accredited professionals.  While Afilias launched real time .info registrations in October 2001, RegistryPro signed its contract with ICANN in May 2002 and still faces many operational challenges prior to launch, including finalizing the overall technological integration and functionality of the .pro top level domain product.  In their early stages, we anticipate that these ventures will require additional funding as they establish themselves as registries of new top level domains.  We currently expect we will have to invest our own funds to support RegistryPro and to market its services.  The same may occur with Afilias.  Inadequate funding could impact RegistryPro’s ability to launch its services or either registry’s ability to promote the new top level domains in the marketplace once launched.  We cannot predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias and RegistryPro, or if either of these ventures will be profitable.  If there is no demand, or demand is lower than anticipated, for these new gTLDs, or if the returns on our invested funds are lower than expected or take longer to materialize, our business, financial condition and results of operation could be materially adversely affected.

Our international expansion exposes us to business risks that could limit the effectiveness of our growth strategy and cause our results of operations to suffer.

We recently expanded our business into international markets through our acquisition of Virtual Internet, and we now maintain a large base in the United Kingdom and we have offices in France, Italy and Germany.  Prior to this acquisition, our customer service operation in Canada was our only experience with operations outside of the United States.  Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will require significant management attention and financial resources. We face a number of risks associated with our conducting business internationally that could negatively impact our results of operation, including:

•                    management and integration problems resulting from cultural differences;

•                    political and economic instability in some international markets;

•                    competition with foreign companies;

•                    legal uncertainty regarding liability and compliance with foreign laws;

•                    currency fluctuations and exchange rates;

•                    potentially adverse tax consequences or inability to realize tax benefits;

•                    difficulties in protecting intellectual property rights in international jurisdictions; and

•                    the level of adoption of the Internet in international markets.

We may not succeed in our efforts to expand into additional international markets and if we do, we cannot assure you that one or more of the factors described above will not have a material adverse effect on our future international operations, if any, and consequently, on our business, financial condition and results of operation.

Our acquisition strategy subjects us to significant risks, any of which could harm our business.

Acquisitions, including our recent acquisition of Virtual Internet, involve a number of risks and present financial, managerial and operational challenges, including:

•                    diversion of management attention from running our existing business;

•                    increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•                    increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

•                    adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•                    potential disputes with the sellers of acquired businesses, technologies, services or products; and

•                    inability to utilize tax benefits related to operating losses incurred by acquired businesses.

We acquired Virtual Internet in March 2002, sold its hosting division in May 2002 and are in the process of integrating its corporate services division.  We may not be successful in integrating the business, technology, operations and personnel of Virtual Internet or any other acquired company.  Moreover, performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole.  In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.

We anticipate that fully integrating Virtual Internet’s corporate services business into ours and creating sustainable synergies between the two businesses will take time.  Virtual Internet incurred a loss of $9.0 in the third quarter of 2002 and we may not be able to increase revenues and/or cut expenses sufficiently to turn it profitable.

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

Our success depends in large part on the contributions of our senior management team and key sales and technology personnel.  Following our termination of the employment of our Chief Operating Officer in October 2002, his responsibilities were assumed by Richard D. Forman, our President and Chief Executive Officer.  In light of this event, our success has become even more dependent on Mr. Forman’s leadership.  We compete with other technology and Internet companies, as well as companies in other industries, in hiring and retaining qualified personnel.  As a result, we may be unable to retain our employees or attract, integrate, train and retain other highly qualified employees in the future.  Over the past several years, we have experienced high turnover among our employees and added a significant number of new members to our management team, most recently a new Chief Financial Officer in June 2002 and a new Chief Technology Officer in November 2001.  Many of our key employees have not worked with one another for long periods of time and may not be able to develop an effective working relationship.  Moreover, our new managers are still learning about our company and our industry while working to expand our business into new areas.  If our management team cannot work together effectively and cannot master the details of our business and our market, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel.  The loss of services of key employees, particularly from our sales and technology teams, could harm our business.  In addition, if we fail to attract and successfully integrate new personnel, or retain and motivate our current personnel, our business, financial condition and results of operations could be materially adversely affected.

We cannot predict with any certainty the effect that new governmental and regulatory policies, or industry reactions to those policies, will have on our business.

Before April 1999, Network Solutions managed the domain name registration system for the .com, .net and .org domains pursuant to a cooperative agreement with the U.S. government.  In November 1998, the Department of Commerce recognized ICANN to oversee key aspects of the Internet domain name registration system.  Since that time and particularly because the domain name industry is in its early stages of development, ICANN has been subject to strict scrutiny by the public and the government.  Although it recently undertook a restructuring, ICANN continues to face significant questions regarding its financial viability and efficacy as a private sector entity.  While these issues will take time to sort out, the long term structure and mission of ICANN may evolve, even in the coming year, to address perceived shortcomings.  Accordingly, we continue to face the risks that:

•                    the U.S. government may, for any reason, reassess its decision to introduce competition into, or ICANN’s role in overseeing, the domain name registration market;

•                    the Internet community or the Department of Commerce or U.S. Congress may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system;

•                    ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations;

•                    accreditation criteria could change in ways that are disadvantageous to us;

•                    ICANN’s limited resources may seriously affect its ability to carry out its mandate; and

•                    International regulatory bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy.

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

Working with the different country code registries exposes us to a number of operational, legal and business challenges, which if not properly addressed, could have a material adverse effect on our business, financial condition and results of operations.

Country code registries may be administered by the host country, entrepreneurs or other third parties.  Different country code registries requires registrars to comply with specific regulations.  Many of these regulations vary from country code to country code.  If we fail to comply with the regulations imposed by country code registries, these registries will likely prohibit us from registering or continuing to register domain names in their country codes.  Further, in most cases, our rights to provide country code domain name registration services are not governed by written contract.  In the case of our existing written contracts, there is uncertainty as to which country’s law may govern.  As a result, we cannot be certain that we will continue to be able to register domain names in the ccTLDs we currently offer.  If these registry businesses cease operations or otherwise fail to process domain name registrations or the related information in ccTLDs, we would be unable to honor the subscriptions of registrants who have registered, or are in the process of registering, domain names in the applicable ccTLD.  If we are unable to honor a substantial number of subscriptions for our customers for any reason or if the country code registries fail to process our customers’ registrations in a timely and accurate fashion, we could face claims of loss from our registrants and our business, financial condition and results of operations could be materially adversely affected.

We cannot assure you that our standard agreements will be enforceable.

We rely on several agreements that govern the terms of the services we provide to our users.  These agreements contain a number of provisions intended to limit our potential liability arising from our providing services for our customers including liability resulting from our failure to register or maintain domain names.  As most of our customers use our services online, execution of our agreements by customers occurs electronically or, in the case of our terms of use, is deemed to occur because of a user’s continued use of the website following notice of those terms.  We believe that our reliance on these agreements is consistent with the practices in our industry, but if a court were to find that either one of these methods of execution is invalid or that key provisions of our services agreements are unenforceable, we could be subject to liability that could have a materially adverse effect on our business, financial condition and results of operations.

Our failure to register or maintain or renew the domain names that we process on behalf of our customers, may subject us to negative publicity or claims of loss, which could have a material adverse effect on our business.

Clerical errors and system and process failures have resulted in our failure to properly register or to maintain or renew the registration of domain names that we process on behalf of our customers.  Our failure to properly register or to maintain or renew the registration of our customers’ domain names, even if we are not at fault, may subject us to negative publicity or claims of loss, which, together with the rising costs associated with insuring against and defending such claims, could have a material adverse effect on our business, financial condition and results of operations.

We may be held liable if third parties misappropriate our users’ personal information.

A fundamental requirement for online communications and commerce is the secure transmission and retention of confidential information over public networks.  If third parties succeed in penetrating our network security or otherwise misappropriate our customers’ personal or credit card information, we could be subject to liability.  Our liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims as well as for other misuses of personal information, including for unauthorized marketing purposes.  These claims could result in penalties from credit card associations, potential termination by credit card associations of our ability to accept credit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation, as any well-publicized compromise of security could deter people from using online services such as the ones we offer.

In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of personal information.  The federal government has enacted legislation protecting the privacy of consumers’ nonpublic personal information.  We cannot assure you that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations.  Our failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could make it cost-prohibitive to operate our business and prevent us from pursuing our business strategies.

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

We have received initial rejections from the U.S. Patent and Trademark Office on our trademark applications for “register” and “register.com” based on descriptiveness.  We have responded to these initial rejections arguing that these brands have become widely known through extensive use in commerce and are valid trademarks.  While we will be taking all reasonable measures to secure federal trademark registrations for the “register” and “register.com” marks, we cannot assure you that we will be able to obtain these registrations.  Our inability to obtain these trademark registrations could materially harm our business.

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

We cannot ensure that third parties will not be able to independently develop technology, processes or other intellectual property that is similar to or superior to ours.  The unauthorized reproduction or other misappropriation of our intellectual property rights, including copying the content, look, feel or functionality of our website, could enable third parties to benefit from our technology without our receiving any compensation and could materially adversely affect our business, financial condition and results of operations.

We may be subject to claims of alleged infringement of intellectual property rights of third parties.

We do not conduct comprehensive patent searches to determine whether our technology infringes patents held by others.  These matters are inherently uncertain in Internet-related industries due to the rapidly evolving technological environment.  There may be numerous patent applications pending, many of which are confidential when filed, with regard to technologies similar to our own.  Third parties may assert infringement claims against us with respect to past, current or future technologies, and these claims and any resultant litigation, should it occur, could subject us to significant liability for damages.  Even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of management’s time and attention.  Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.  Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, if at all.  If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

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

As a registrar of domain names, a provider of web-hosting services, and a participant in the secondary market for domain names, we may be subject to various claims, including claims from third parties asserting trademark infringement or dilution, unfair competition and violations of publicity and privacy rights, to the extent that such parties consider their rights to be violated by the registration of particular domain names by our users or our hosting of our users’ websites or secondary market activities.

For example, we provide an automated service enabling users to register domain names and do not monitor or review the content of such domain names.  Users might register domain names which, based on the nature and content of such domain names, could be considered obscene, hateful or defamatory, or which could infringe or dilute a third party’s intellectual property.  The law relating to the liability of registrars stemming from the activities of registrants in this regard is currently unsettled both within the United States and abroad, and the actions of our users may therefore expose us to significant liability.  Even if we were to prevail in a dispute concerning such actions, litigation could be time-consuming and expensive to defend, and could result in the diversion of management’s time and attention.

In addition, the Anticybersquatting Consumer Protection Act was enacted in November 1999 to curtail a practice commonly known in the industry as “cybersquatting.” A cybersquatter is generally defined in this Act as one who registers a domain name that is identical or similar to another party’s trademark or the name of a living person, in each case with the bad faith intent to profit from use of the domain name.  Cybersquatting is a problem that could be exacerbated with any additional top level domain names that may be established by ICANN.  Although the Act states that registrars may not be held liable for registering or maintaining a domain name for another person absent a showing of the registrar’s bad faith intent to profit from the use of the domain name, registrars may be held liable if they fail to comply promptly with procedural provisions under the Act.  If we are held liable under this law, any liability could have a material adverse effect on our business, financial condition and results of operations.

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

Our customers, advertisers and participants in our Global Partner Network may become dissatisfied with our products and services due to interruptions in access to our website or our failure to adopt and adapt to changing technology.

Our ability to maintain our computer and telecommunications equipment in working order and to reasonably protect them from interruption is critical to our success. Our website must accommodate a high volume of traffic and deliver frequently updated information. In addition, the technology underlying the Internet and the applications available to simplify electronic commerce are continuously being enhanced or upgraded and to remain competitive, we must incorporate these emerging technologies into our infrastructure on a cost-effective and timely basis.  Our website has in the past experienced slower response times. We have conducted planned site outages and experienced unplanned site outages with minimal impact on our business.  If we were to experience a substantial increase in traffic and fail to increase our capacity or adopt new technology as it is introduced, our customers would experience slower response times or disruptions in service. Our customers, advertisers and business partners may become dissatisfied by any systems failure that interrupts our ability to provide our products and services to them or increased response times as our technology becomes outdated. Substantial or repeated system failures would significantly reduce the attractiveness of our website and could cause our customers, advertisers and business partners to switch to another domain name registration service provider.  We expect to incur substantial expenses to update our technology, develop new applications to meet the evolving needs of our customers and ensure the compatibility of our current systems with emerging technologies.  We cannot assure you that we will be able to achieve these goals on a timely basis as changes in technologies occur.  Although we carry general liability and professional liability insurance, our insurance may not cover any claims by dissatisfied customers, advertisers, affiliates, or participants in our Global Partner Network, or may be inadequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us.  Our business could be materially harmed by any system failure, security breach or other damage that interrupts or delays our operations.

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

Our network and communications systems are located at hosting facilities in New York, New Jersey, Nova Scotia and England.  We are continually building out our systems located at our New York facility, but we intend to scale down our New Jersey facility in the near future and have no immediate plans to add additional facilities to make our systems geographically redundant.  We currently do not have a comprehensive disaster recovery plan in effect and our systems redundancies are not geographically distributed.  Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and severely harm our business because our services could be interrupted for an indeterminate length of time.  Computer viruses, electronic break-ins, human error or other similar disruptive problems could also adversely affect our systems.

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

We have engaged third parties to process credit card payments for our customers.  Therefore, if these third parties or their systems fail for any reason to process credit card payments in a timely fashion, the domain name reservation process will be delayed and customers may be unable to obtain their desired domain name.

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

Finally, the domain names registered by customers of our European corporate services business resolve to name servers that are owned and controlled by a third party.  If these domain name servers are shut down for financial reasons or other unanticipated problems, our services may be interrupted, which could damage our relationship with our customers, our reputation and our business.

Our failure to respond to the rapid technological changes in our industry may harm our business.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share.  The Internet and electronic commerce are characterized by rapid technological change.  Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete.  The emerging nature of products and services in the domain name registration industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services.  Our success will depend, in part, on our ability:

•                  to enhance our existing products and services;

•                    to design, develop, launch and/or license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•                    to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

Our success depends upon the continued development and acceptance of the Internet as a widely used medium for commerce and communication.  Rapid growth in the uses of and interest in the Internet is a relatively recent phenomenon, and we cannot assure you that use of the Internet will continue to grow at its current pace.  A number of factors could prevent continued growth, development and acceptance, including:

•                    the unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

•                    the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;

•                    security and authentication issues may create concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

•                    privacy concerns, including those related to the ability of websites to gather user information without the user’s knowledge or consent, may impact consumers’ willingness to interact online.

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

To date, government regulations have not materially restricted the use of the Internet.  The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change.  Both new and existing laws may be applied to the Internet by state, federal or foreign governments, covering issues that include:

•                  sales and other taxes;

•                  user privacy;

•                  the expansion of intellectual property rights;

•                  pricing controls;

•                  characteristics and quality of products and services;

•                  consumer protection;

•                  cross-border commerce;

•                  libel and defamation;

•                  copyright, trademark and patent infringement;

•                  security;

•                  pornography; and

•                  other claims based on the nature and content of Internet materials.

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

We file tax returns in such countries and states as required by law based on principles applicable to traditional businesses.  However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce.  A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales.  Such proposals, if adopted, could substantially impair the growth of electronic commerce and materially adversely affect our business, financial condition and results of operations.

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

The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by a number of factors, including:

•                  general market and economic conditions and market conditions affecting technology and Internet stocks generally;

•                  limited availability of our shares on the open market;

•                  actual or anticipated fluctuations in our quarterly or annual registrations or operating results;

•                  announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions such as stock splits; and

•                  industry conditions and trends.

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

As of November 5, 2002, our directors, executive officers and principal stockholders beneficially owned approximately 20% of our common stock.  Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control.  The interests of these stockholders may differ from the interests of our other stockholders.  In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

As of October 15, 2002, 742,198 shares of common stock held by the former stockholders of Afternic.com were subject to lock-up agreements and will be released on a monthly basis until the expiration of the lock-up agreements on September 15, 2004.  Of these shares, 32,392 shares are released from the lock-up each month, of which 2,796 shares are covered by a registration statement and 29,596 shares are not covered by a registration statement.  Additionally, a number of holders of our common stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act.  If we register these shares, they can be sold in the public market.  The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur.  These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Our charter documents, our Stockholder Rights Plan and Delaware law may inhibit a takeover that stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws, our Stockholder Rights Plan and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock.  Our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.  The authorization of undesignated preferred stock, for example, gives our board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company.  If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily limited to interest rates and foreign currency exchange rates.  We believe that we are not subject to any material interest rate risk because most of our investments are in fixed-rate, short-term securities having a maturity of not more than two years with a majority having a maturity of under one year.  The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the majority of our investment portfolio.  We are also subject to market risk with respect to the shares of common stock held in our investment portfolio, and as of September 30, 2002 the total market value of such shares was insiginficant.

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

Item 4.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

As previously disclosed, we have material weaknesses in our internal accounting controls.  These weaknesses may impair our ability to accurately record and track deferred revenues and prepaid registry fees through our systems, to reconcile on a detailed transaction basis accounts receivable from credit card processors to our database of domain names, and to reconcile completely on a detailed transaction basis invoices from registries to our database of domain names.  To mitigate risks that might result from such material weaknesses, we have implemented a number of processes designed to ensure the accuracy, in all material respects, of our reported financial position and results of operations.  We are in the process of implementing new accounting system modules, including modules to perform certain reconciliations and to record and track deferred revenues and prepaid registry fees.  When fully implemented, these new financial system modules are expected to correct these weaknesses.

PART II.                      OTHER INFORMATION

Item 1.                                 Legal Proceedings

The information under “Litigation” in Note 2 to the Notes to Financial Statements is hereby incorporated by reference.  The referenced proceedings were initially disclosed in our Form 10-Q for the three months ended June 30, 2002.

Item 2.                                 Changes in Securities and Use of Proceeds

On October 28, 2002, our Board of Directors approved adoption of a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Stockholders of record on November 12, 2002 received, for each share of common stock then owned, one right to purchase a unit of one one-thousandth of a share of Series A junior participating preferred stock at a price of $32.00 per unit. The rights, which expire on November 12, 2012, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15.0% or more of our outstanding common stock (an “Acquiring Person”) or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15.0% or more of our outstanding common stock.  Under specified circumstances, the holders of the Rights, other than the Acquiring Person, would be entitled to receive, upon exercise of the Rights, Series A preferred stock having a value equal to two times the exercise price of the Rights.

Shares of Series A preferred stock purchasable upon exercise of the rights are not redeemable. Each share of Series A preferred stock will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, each share of Series A preferred stock will be entitled to a payment of the greater of (i) 1,000 times the payment made per share of common stock or (ii) $1,000. Each share of Series A preferred stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A preferred stock will be entitled to receive 1,000 times the amount received per share of common stock. Because of the nature of the dividend, liquidation and voting rights, the value of each unit of Series A preferred stock purchasable upon exercise of each right should approximate the value of one share of common stock.

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by us at the redemption price prior to the occurrence of a distribution date. Additional details of this stock rights plan are presented in Note 5 — Subsequent Events in the Notes to Consolidated Financial Statements included elsewhere in this report and in our Current Report on Form 8-K filed on October 29, 2002.

Item 6.    Exhibits and Report on Form 8-K

(a)  Exhibits

Number	Description
99.1	Certification of Richard D. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 13, 2002.

99.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 13, 2002.

(b)  The following report on Form 8-K was filed during the quarter ended September 30, 2002.

On September 26, 2002, we filed a Current Report on Form 8-K, Item 5 announcing that Richard D. Forman, our President and Chief Executive Officer, had terminated his Rule 10b5-1 selling plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTER.COM, INC.

Date: November 13, 2002	By:	/s/ Jonathan Stern
Name: Jonathan Stern
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Richard D. Forman, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Register.com, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/Richard D. Forman
Richard D. Forman
President and Chief Executive Officer

I, Jonathan Stern, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Register.com, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Jonathan Stern
Jonathan Stern
Chief Financial Officer

EXHIBIT INDEX

Number	Description
99.1	Certification of Richard D. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 13, 2002.

99.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 13, 2002.