Form 10-K
period 2002-12-31
REGISTER COM INC
filed 2003-04-04
CIK 1091284

Click Here for Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
COMMISSION FILE NUMBER 000-29739

REGISTER.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3239091
(State of incorporation)	(I.R.S. Employer identification number)

575 Eighth Avenue, 8th Floor
New York, New York 10018
(212) 798-9100
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.0001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

  Yes     No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $263,088,875 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant’s common stock as of March 20, 2003 was 40,897,740. The registrant does not have any non-voting stock outstanding.

REGISTER.COM, INC.
2002 FORM 10-K ANNUAL REPORT

Back to Contents

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, assumptions, estimates, projections, beliefs, intentions or future strategies about our business and our industry that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language.  Actual results could differ materially from those anticipated in such forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof.  It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year.  Although these expectations may change, we may not inform you if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.  We caution that our business and financial performance are subject to substantial risks and uncertainties.  In evaluating our business, Investors and prospective investors should carefully consider the information set forth below under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

PART I

Item 1.   Business.

Overview

We are a provider of global domain name registration and Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet.  Domain names serve as addresses and identities on the World Wide Web.  They enable a business or person to establish a Web presence and are integral to the use of websites (www.register.com), email (johndoe@register.com) and other types of Internet communication.

We began processing registrations in the generic top level domains (gTLD) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry.  We had approximately 3.3 million active domain name registrations under management as of December 31, 2002, representing over 1.1 million customers.  Currently, we register, renew and transfer domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info  and .name and in over 400 country code top level domains (ccTLDs), including sub domains, such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan.

Back to Contents

We believe that we offer a quick and user-friendly registration process as well as responsive and reliable customer support.  We also offer a range of value-added products and services targeted to assist our customers in developing and maintaining their Web presence, including:

	Products and Services Provided by Us		Products and Services Resold By Us

•	website-creation tools under the names FirstStepSite® and WebSiteNOW!™	•	email

•	intellectual property and brand protection services related to domain names	•	search engine submission services

•	domain name forwarding	•	website design services

		•	digital certificates

Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brands and identities across the world and other online activities.  Our mission is to become the preferred partner for customers who seek to create, enhance and manage their Web presence.

Our Global Web Services division focuses on customers who are typically small to medium-size businesses as well as small offices/home offices and individuals.  Generally, these customers purchase domain name registration services directly from our website located at www.register.com.  In order to extend our distribution we maintain a Global Partner Network of companies that resell our domain name registration and Web services.  Our network partners are typically Internet Service Providers (ISPs), web-hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators.    Using our software solutions, these companies resell our domain name registration services and related products and services to their customers.

With operations in the United States, Canada and Europe, our Corporate Services division provides domain name registration and related products and services to large corporate enterprises with specialized registration needs including global registration and management services and online brand and trademark protection.

Through our RegistryPro subsidiary, we are working toward establishing a registry for the new gTLD .pro.  The .pro domain will be dedicated to certified professionals such as lawyers, doctors and accountants.  All .pro domain names are planned to be issued with a digital certificate to facilitate secure communications and transactions.  This product is intended to assist such professionals with their heightened confidentiality obligations.  We also have a small equity stake in Afilias, the consortium of  registrars, which manages the registry for the new gTLD .info and provides outsourced registry services to other top level domain registries including .org.

Back to Contents

Corporate History

We are the successor by merger to Forman Interactive Corp.  Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began offering web-hosting and related products and services in 1997.  In February 1998, we began to distribute domain names.  In April 1999, we commenced offering registration services for ccTLDs.  In June 1999, Forman Interactive merged with and into the then newly formed Register.com, Inc. and we began operating as a paid registrar in the .com, .net and .org domains.  In June 2000, we acquired Inabox, Inc. and we have used Inabox’s software to develop our FirstStepSite® and WebsiteNOW!™ products.  In September 2000, we acquired Afternic.com, Inc., a secondary market exchange for domain names, but we decided to abandon the Afternic business in September 2002.  In March 2002, we acquired Virtual Internet plc, a U.K. based company, whose global domain name registration and online intellectual property protection business became our European Corporate Services division (formerly known as Net Searchers).  In addition, Virtual Internet had been our joint venture partner in RegistryPro, which we now own in its entirety.  For more information regarding these acquisitions, see Note 13 “Acquisitions” to Item 8 “Financial Statements and Supplementary Data”.

Domain Name Registration System

The Internet domain name registration system consists of two principal functions: registry and registrar.  A registry maintains a master database of domain names, and their corresponding Internet Protocol (IP) addresses, registered in a particular top level domain, such as .com, .us or .uk.  Some registries outsource the technical function associated with this task.  A registrar, such as Register.com, acts as an intermediary between the registry and the businesses and consumers, referred to as registrants, seeking to register domain names.  Registrars typically handle billing, customer service and the technical management of a domain name registration.  As of March 10, 2003, there were 163 registrars accredited by ICANN to accept registration in one or more of the gTLDs, however not all of these accredited registrars are operational.  In addition, there are many resellers that are not ICANN accredited registrars, but compete in the marketplace as a reseller of domain name registrations.

The domain name system is organized according to industry nomenclature by levels, so that, for example, in the domain name mybrand.com, .com is the top level domain and mybrand is the second level domain.  Top level domains are classified as either gTLDs or ccTLDs.  Although the most common gTLDs continue to be .com, .net and .org, in November 2000, ICANN approved bids for seven new gTLD registries:  .biz, .info, .name, .pro, .museum, .coop and .aero.

There are currently 477 different ccTLDs, including sub domains, such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan representing over 240 countries.  Each registry for a ccTLD is responsible for maintaining and operating its own database of registered domain names.  Some ccTLDs are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis.  Others require that registrants have a local presence in the country.  Several high profile ccTLDs that have recently relaxed previous restrictions include .us (United States) and .cn (China).  While there have been movements by ICANN directed at creating uniform domain name registration rules and registrar administration guidelines, to date there has been no international consensus.

Back to Contents

From January 1993 until April 1999, Network Solutions, Inc., now a part of VeriSign, Inc., was the sole entity authorized by the U.S. government to act as registrar and registry for domain names in the .com, .net and .org top level domains.  In November 1998, ICANN was selected by the U.S. Department of Commerce to oversee the management of the .com, .net and .org domains.  In April 1999, as a preliminary step to introducing competition into the domain name registration system for .com, .net and .org domains, ICANN selected us as one of five registrars to participate in a testbed to evaluate whether the registration system could accommodate multiple registrars.  In June 1999, we were the first of these five competitive registrars to launch our registration services.  In November 1999, the testbed was completed, and all registrars meeting ICANN’s standards for accreditation were permitted to register domain names in the .com, .net and .org domains.

For a more detailed discussion of the regulatory background of the domain name registration system, see “Administration of the Internet; Government Regulation and Legal Uncertainties.”  For risks associated with the domain name system, see “Risk Factors.”

The Register.com Strategy

Our objective is to develop a long-term relationship with our customers by helping them utilize the Internet to establish an online presence and communicate and conduct commerce simply and effectively.  Domain names serve as the cornerstone for establishing a Web presence.  We believe customers will increasingly purchase additional products and services from us to help put their domain names to use in order to achieve their online goals.  In 2002, the percentage of our new customers who, when purchasing a domain name registration, took advantage of our value-added services including email, website building tools and site promotion services, more than doubled.

We therefore focus our marketing efforts on attracting and retaining customers who use their domain names and are more likely to renew them and to take advantage of the additional products and services we offer.  By focusing on the quality of our customer base, rather than the volume of domain names registered, we believe we will succeed in increasing our revenue per customer.

We believe that by delivering superior levels of customer service and enhancing our current product and service offerings, we can strengthen customer loyalty and increase the lifetime value of our customers.  To the extent we succeed in these efforts, we can leverage that success by positioning Register.com as a preferred registrar for partners whose products and services may appeal to our target customers.  We are trying to anticipate and meet our customers’ needs by improving our website features and technology and by entering into new business alliances through which we can offer new products and services.

Restructuring

In late 2002, we began a restructuring process to address the challenges our business faced.  In 2001, we established an organizational structure based on customer segmentation. This structure proved to be inefficient, particularly as the growth that we had anticipated in our marketplace did not materialize.  The goals of our restructuring program are to reduce costs, improve our technology and systems, improve operating efficiencies and increase productivity and flexibility.  We intend to achieve these goals primarily by improving our systems’ performance and are actively working to make our technology architecture more flexible in order to enable us to introduce new products and services more rapidly and cost-effectively.

Back to Contents

We have begun projects throughout our company to improve our financial systems, our database architecture and our business processes.  We made a decision to focus only on our core businesses and closed down two of our customer segments — Afternic (a secondary market exchange for domain names that we had acquired in September 2000) and Registry Advantage (an outsourced registry service business that we had launched in August 2001).  We also combined our Retail and Global Partner Network into our Global Web Services division.  In so doing, we eliminated certain managerial positions, including the Chief Operating Officer position, and refocused our general managers on revenue growth by creating separate operations and product development groups and unifying all application developers and technology related personnel into one group.

Distribution Channels

We believe that our multiple distribution channels enable us to reach a broad range of potential customers with products and services targeted to their needs and to increase our exposure across the market.  We believe that we provide our customers with quick, easy-to-use, value-added and flexible solutions across all of our distribution channels.

www.register.com.  Through our www.register.com website, our customers can quickly and easily register a domain name, purchase the value-added products and services we offer to establish, maintain and enhance their Web presence and manage their account.  Our marketing efforts focus on maximizing our return on investment by improving customer retention, upselling additional products and services to our domain name registrants and lowering customer acquisition costs.  We have used a combination of direct response and targeted mass marketing vehicles, including email, direct mail and online marketing tactics to reach our target customers efficiently.  We also maintain an affiliate program through which we pay a commission for customer referrals that result in domain name registrations to encourage others to provide links to our register.com website.

Corporate Services.  Our Corporate Services division is dedicated to meeting the needs of larger, global and brand-intensive companies with respect to domain name registration and management, and online brand and trademark protection.  We expanded the international reach of this division in 2002 through our acquisition of Virtual Internet.  Many companies currently rely on internal personnel to monitor and protect their name brands and trademarks on the Internet by registering and renewing these domain names on a worldwide basis, across hundreds of ccTLDs.  We believe that we can provide these services more efficiently through our dedicated team of account executives and associates.  We reach these customers principally through our direct sales forces in the U.S. and Europe, supported by our marketing efforts.  Our clients include over 60 of the top 100 world’s most valuable brands, as ranked by Interbrand in 2002.

Back to Contents

Global Partner Network.  We offer our products and services indirectly through our Global Partner Network (GPN) of companies that resell our domain name registration and Web services.  Our network partners are typically Internet Service Providers (ISPs), web-hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators.  These companies seek to generate revenue and increase their own customer retention by offering our domain name registration and related Web services to their customers.  In addition to providing our GPN partners with software solutions to enable them to resell our services, we provide them with tools that allow them to control aspects of domain name registrations for their customers directly and to monitor their customers’ domain name registration activity.  We offer partners a choice between software solutions that are distinguishable primarily based upon the complexity of implementation and the degree of integration they provide.  As part of our restructuring efforts and in order to increase efficiencies, we are currently exploring opportunities to outsource certain back-end operations necessary to maintain and grow our Global Partner Network.

NameBargain.  Through our www.namebargain.com website, we offer registrations at a substantial discount to our standard registration fees.  Domain names registered through this service come with limited services and limited customer support.

Products and Services

We are committed to introducing new “best of breed” products and services in order to empower our customers to establish their Web presence and drive its success.  We offer the following key products and services:

Registration Services.  Our core expertise is providing domain name registration and management services.  We register, renew and transfer domain names in the .com, .net and .org gTLDs, register and transfer in the new .biz, .info and .name gTLDs and are able to register domain names in over 400 ccTLDs, including sub domains, of which 41 may currently be registered through our www.register.com website.  We generally offer one-, two-, five- and ten-year registration periods for the initial domain name registration and one to nine year terms for renewals.  We provide the following basic products and services, for no additional fee, together with our registration services:

•
FirstStepSite®.  We provide our customers who have registered domain names through www.register.com the ability to create a three-page website and post it on the Internet.  Customers can select from a multitude of layouts, themes and colors and also upload images to customize their FirstStepSites.

•
Domain Name Forwarding.  We allow customers to forward any domain name to any website page they choose.  Our basic service adds a small navigation bar with advertising in a frame at the bottom of the website’s screen.

•
Domain Manager™.  This online application enables our customers to view and modify important account information online, on a real-time basis, including their email address, the location of the server that hosts their website and all billing information, as well as enables customers to renew their registrations.  On a more technical level, Domain Manager allows our customers to modify certain information about their domain names such as zone file addresses.

Back to Contents

•
DNS Services.  We are one of the largest authoritative Domain Name Server (DNS) providers in the world.  DNS provides the Internet and Internet users with authoritative routing information for domain names.

Renewal Services.  Encouraging our customers to renew their domain name registrations with us is of great importance, as their renewals will allow us to increase profitability by lowering overall marketing costs.  We are committed to making our renewal services more efficient and easier to use.  In addition, to strengthen our renewal efforts, and to help our customers protect their domain name registrations from inadvertent lapse and deletion, we have developed retention-based initiatives and maintain services such as QuickRenew™, a one-step renewal process, SafeRenew™, our automatic renewal service, and Renewal Manager™, an easy way to renew multiple domain name registrations at one time.

Domain Name Registrant and Registrar Transfers.  We facilitate the processing of domain name registration transfers between registrants.  Also, we enable customers to transfer registrations they originally registered with a different registrar to us.

Web Services.  Promoting usage of domain names is important to improving our renewal stream and increasing our customers’ lifetime value.  To achieve this, we offer value-added products and services, some of which we provide directly and some of which are provided by third parties contracted by us, including advertisers.  These products and services include:

•
Branded Email.  We resell comprehensive email services to our customers.  These email services enable our customers to use their unique domain names to create branded email addresses, such as myname@mybrand.com. Our current email offering allows our customers to access their email via a web-based interface on their own email client.

•
WebSiteNOW!™.  We offer our customers the ability to create, host and track traffic on easy to build, template driven, professional-looking websites.  Our WebSiteNOW!™ offering has greater storage space and is more flexible to customize than FirstStepSite®.

•	Web-hosting. We offer complete web-hosting services to our customers primarily by referring them to the offerings of our advertisers.

•	Website design services. We offer professional design services through a partner that can help our customers build a customized website.

•
Platinum FirstStepPortal®.  Our premium domain name forwarding service allows customers to point their domain names to existing sites on the Internet without a navigation bar or advertising appearing on the screen.

Back to Contents

•	Website promotion. We offer services facilitating the submission of our customers’ domain names and keywords to various search engines. This helps our customers promote their websites.

•	Email marketing. We resell services that allow our customers to design, conduct and track the performance of their own email marketing campaigns.

•	Digital Certificates. We offer digital certificates to our customers to provide a security key for their services which facilitates conducting e-commerce with confidence.

In addition, we pursue advertisers for our websites to offer additional products and services that are complementary to our own offerings and appeal to our customers.  These include:

•	trademark protection services;

•	incorporation services;

•	online marketing;

•	site monitoring statistics; and

•	virtual intranet applications for the small office and home office market.

Corporate Services.  Through our Corporate Services division, we offer an array of products and services to assist our global and brand-intensive customers with high volume domain name registration and management and online brand protection needs including:

•
Multiple Domain Registrations and Transfers.  We enable our customers to register and transfer large numbers of domain names in both the gTLD and ccTLD name spaces.  For those customers who consolidate their domain names under our management, we can administer the renewal process with greater ease.

•	International Brand Protection. We are able to register domain names in over 400 ccTLDs, including sub domains, thereby assisting customers in protecting and marketing their brands worldwide.

•
NameConsole™.  We provide a web-based application which allows corporate customers to provide their employees with managed registration capability, including bulk registration of gTLDs and ccTLDs, online responding capabilities and user permission levels through a customized password-protected interface.

•
Internet Audit.  We assist our corporate customers in identifying how their intellectual property is represented on the Internet, helping them to identify domain names and web pages that contain references to their marks and brands.

Back to Contents

•
NameWatch™.  Using this service, our corporate customers can monitor for newly registered domain names that they believe are confusingly similar or otherwise potentially infringing of their trademark rights.

•
Brand Patrol™.  This service helps our corporate customers to monitor non-domain name related potential online intellectual property infringement, including  unauthorized retailing and metatag infringement.

•	Account Masking. We enable corporate customers to register domain names with anonymity so that they can confidentially secure a name for a product, service or idea before it comes to market.

•	Domain Lock Down®. We offer domain name security services that “lock” names at the registry level, which significantly reduces the risk of unauthorized alterations to key registrar information.

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

We maintain a customer care facility located in Canada.  Our customer care center provides enhanced customer service and technical support, including a complementary online and telephone ticketing system, a toll-free call-in number, and a large staff, to provide faster and more specialized attention to customer inquiries.  As a result of our ongoing training, we have teams of customer service representatives who specialize in key aspects of our business, and who are skilled in assisting our customers with our products, services and technology.  We also handle a significant portion of customer inquiries made online through an outsourced facility.

Advertising Sales

We believe that our user base provides advertisers and merchants with an attractive platform from which to reach their respective target audiences, particularly for advertisers who are interested in reaching potential customers at the time they are establishing a Web presence or starting or expanding a new enterprise.  Our advertising revenues for 2002 decreased by 54% from the previous year, reflecting a challenging advertising market.  In addition to our Register.com and NameBargain.com websites, we sell advertising space on FirstStepSite® pages and on web pages to which we point our customers’ domain names following their registration until they launch their own website or otherwise change their DNS records.

Back to Contents

Technology

Our technology infrastructure for the provision of our products and services is built and maintained to achieve reliability, scalability, flexibility and security and is administered by our skilled technical staff.

Facilities.  Our principal online systems supporting our www.register.com website are located at a hosting facility in New York.  We continually monitor this system to improve its redundancy.  We believe this facility has ample power redundancy, fire suppression, peering to other ISPs, bandwidth and backbone redundancy to support the current and anticipated growth of our business.  We have additional systems at four other co-located hosting facilities, two in the United States, one in Asia and one in the United Kingdom.

Reliability.  Our technology platform is designed for reliability.  Hardware components are redundant to provide high availability.  We provide software and data reliability through a variety of processes and quality-assurance procedures.  Our standard procedures include daily database backups, offsite storage of critical information and incremental backups of ongoing database modifications.

Scalability and Flexibility.  We designed our systems to handle a large volume of domain name registrations, general website traffic and domain name server queries in an efficient, scalable and fault-tolerant manner.  Our application servers are clustered and use a highly available, redundant shared file system that allows us to add additional capacity in a more flexible manner.

Security.  Our technology incorporates a variety of security techniques to protect domain name registration data, including limiting access to users through a strict rule base implemented on the network’s router and encrypting user passwords at the time of account creation.  We encrypt communications via SSL and have initiated processes to maintain internal server passwords and to ensure limited accessibility to critical components on the network.  Our team of engineers monitors our systems 24 hours per day, seven days per week.

Ongoing Improvements.  As part of our restructuring process, we have begun several projects to improve our technology infrastructure including systems, network and platform.  These improvements are being undertaken to maintain the high availability of our systems, improve system performance and enable us to introduce new products and services more rapidly and cost-effectively.

Administration of the Internet; Government Regulation and Legal Uncertainties

Under a 1993 cooperative agreement with the U.S. Department of Commerce, Network Solutions (now a VeriSign company) was authorized to act as the sole registry and sole registrar for domain names in the .com, .net and .org top level domains.   In October 1998, following President Clinton’s report entitled A Framework for Global Electronic Commerce, the Department of Commerce amended the Network Solutions cooperative agreement to call for the formation of a not-for-profit corporation to oversee the management of, and create policies regarding, domain names in the .com, .net and .org top level domains.  The Department of Commerce also proposed that additional registrars be authorized to register domain names based upon the idea that competitive registrars would benefit consumers and businesses.  ICANN was recognized as this not-for-profit corporation by the Department of Commerce in November 1998.

Back to Contents

ICANN’s authority is based upon contracts with member entities such as registrars and registries and compliance with its consensus policies.  While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the operation and future of the domain name registration system.

In April 1999, ICANN selected five testbed companies, including us, to act as registrars to register domain names in the .com, .net and .org domains and compete with Network Solutions.  On June 2, 1999, we became the first of the testbed companies to begin directly registering domain names.  As of March 10, 2002, 163 companies were accredited by ICANN to act as registrars in one or more gTLD.  Not all of these accredited registrars are operational.  In November 2000, ICANN approved bids for the following seven new gTLDs operated by new registries:  .biz, .info, .name and .pro, and .museum, .coop and .aero, which are authorized only for use in specific industry segments.

In May 2001, ICANN finalized agreements with VeriSign that supercede the original agreements between the parties and enable VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005, even as it retained ownership and control over its registrar business.  The agreements also provide that under certain conditions, VeriSign may continue to operate both registries beyond these dates.  VeriSign would be permitted to continue to operate its domain name registrar business for .com and .net domains subject to the existing structural separation between VeriSign’s registry and registrar business.  Pursuant to these agreements, VeriSign ceased to operate the .org registry in January 2003.

ICANN may create consensus policies governing the domain name registration system if they pass through a consensus of the Domain Name Supporting Organization and its constituencies, and the other Supporting Organizations, and are adopted by the ICANN Board.  We would be affected by such policies, but none have been adopted since the Uniform Dispute Resolution Policy (UDRP) which was created to address the problem of cybersquatting.  We play an active role in the development of ICANN policies.

There have been ongoing legislative developments and judicial decisions with respect to trademark infringement claims, unfair competition claims, and dispute resolution policies relating to the registration of domain names.  To help protect ourselves from liability in the face of these ongoing legal developments, we have taken the following precautions:

•
in our standard registration agreement, we require that each registrant indemnify, defend and hold us harmless for any dispute arising from the registration or use of a domain name registered in that person’s name; and

•	on December 1, 1999, we implemented the UDRP as approved by ICANN.

Despite these precautions, we cannot assure you that our indemnity and dispute resolution policies will be sufficient to protect us against claims asserted by various third parties, including claims of trademark infringement and unfair competition in our capacity as registrar.

Back to Contents

New laws or regulations regarding domain names and domain name registrars may be adopted at any time.  Our responses to uncertainty in the industry or new regulations could increase our costs or prevent us from delivering our services over the Internet, which could delay growth in demand for our services and limit the growth of our revenues.  New and existing laws may cover issues such as:

•	pricing controls at the registry level;

•	the creation of additional gTLDs;

•	consumer protection;

•	privacy and data protection;

•	cross-border domain name registration;

•	trademark, copyright and patent infringement;

•	domain name dispute resolution; and

•	other claims based on the nature of content of domain names and domain name registration.

In November 1999, the Anticybersquatting Consumer Protection Act was enacted by the United States government.  This law seeks to curtail a practice commonly known in the domain name registration industry as “cybersquatting.” A cybersquatter is generally defined in the Act as one who registers a domain name that is identical or similar to another party’s trademark, or the name of another living person, in each case with the bad faith intent to profit from use of the domain name.  The law states that registrars may not be held liable for registration or maintenance of a domain name for another person absent a showing of the registrar’s bad faith intent to profit from the use of the domain name.  Registrars may be held liable, however, if they do not comply promptly with procedural provisions of the law.  For example, if there is a litigation involving a domain name, the registrar is required to deposit a certificate representing the domain name registration with the court.  To date, there is no precedent to specify under what circumstances we may suffer liability as a registrar under this law.  If we are held liable under this law, any liability could have a material adverse effect on our business, financial condition and results of operations.

Competition

We believe that our industry experience, product and service offerings, customer service focus and distribution channels enable us to compete favorably in providing domain name registration services and ancillary products and services and in attracting advertisers.  However, some of our competitors have greater name recognition, particularly internationally, longer operational histories and greater financial, technical and managerial resources.  Others may undertake extensive marketing campaigns for their brands and services, adopt aggressive pricing policies and/or make more attractive offers to potential distribution partners, advertisers and customers.

Back to Contents

Competition in the Domain Name Registration Industry.  We compete with numerous other ICANN accredited registrars, including BulkRegister.com, CORE, eNOM, Go Daddy Software, DirectNic, DotRegistrar, Schlund, Dotster, Melbourne IT, Network Solutions and Tucows.   Network Solutions, the VeriSign registrar, presently has a significant competitive advantage over us and the other registrars stemming from VeriSign’s exclusive control over the .com and .net registry.  The barriers for competitors seeking to enter the marketplace as domain name registrars are not significant and include developing the requisite technological infrastructure and meeting ICANN’s accreditation requirements.  As of March 10, 2002, 163 companies were accredited by ICANN to act as registrars in one or more gTLD.  Not all of these accredited registrars are operational.  In addition to other registrars, we face competition from such distribution partners who align themselves with accredited registrars to offer domain name registration services, including, among others, ISPs, web-hosting companies, Internet portals and search engines, telecommunication and cable companies and Internet professional service firms.  Many of these competitors are companies with strong brand recognition and Internet industry experience.

The growth of registrars who have entered the industry and the continued introduction of registrars into the domain name registration industry have made it difficult for us to maintain our industry competitive position and, together with a reduction in the growth rate for domain names, has contributed to a sequential quarterly decline in the number of paid registrations, transfers and renewals we performed from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001, and again from the first quarter of 2002 through the fourth quarter of 2002.  Many entrants into the domain name registration industry since we began operating as a paid registrar in June 1999 offer domain name registration at prices lower than our own.  Registrars such as eNOM, Go Daddy’s Wild West Domains, Melbourne IT, Network Solutions and Tucows compete principally with our Global Partner Network by targeting indirect and wholesale distribution partners.

Competition with Respect to Our Web Services.  An important component of our business strategy is to offer value-added products and services for the development of our customers’ Web presence.  The marketplace for our products and services are highly competitive.  Other registrars have developed or entered into strategic relationships to offer products and services similar to those that we now provide, including our email, domain name forwarding and website hosting, or products and services that we anticipate offering in the future.  In addition to competing with other registrars, we also compete with many other providers of these products and services, including application service providers, Internet professional services firms and domain name resellers.

Competition for Advertisers.  We compete for Internet advertising and sponsorship revenues with other domain name registrars, content-based websites, ISPs, Internet content providers, large web-based publishers, Internet search engines and portal companies and various other companies that facilitate Internet advertising.  We also compete with traditional offline media for a share of advertisers’ total advertising budgets.

Back to Contents

Intellectual Property and Proprietary Rights

We believe that we are well positioned in the market for domain name registration and related products and services in part due to our highly recognized brand, register.com.  We regard our trademarks, copyrights, trade secrets and other intellectual property as critical to our success.  We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights.  Despite our precautions, third parties could obtain and use our intellectual property without authorization.  Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving.  The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.  We have several registered trademarks including Register.com®, Register®, FirstStepSite®, FirstStepPortal®, Domain Lock Down®, and other trademark registration applications pending.  Other trademarks and service marks used in this annual report are the property of their respective owners.

Employees

As of March 1, 2003, we had approximately 507 employees.  None of our employees are represented by a labor union or are subject to collective-bargaining agreements.  We believe that we maintain good relationships with our employees.

Additional Information and Where to Find It

Our Internet address is www.register.com .  We make the following filings available, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, on our Investor Relations web site, located at http://investor.register.com:

•	our annual report on Form 10-K;
•	our quarterly reports on Form 10-Q;
•	our current reports on Form 8-K; and

any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  All such filings on our Investor Relations web site are available free of charge.

Back to Contents

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

Risks Related to Our Industry and Our Business

Although we have had profitable periods in the past, we have a recent history of losses and we cannot assure you that we will return to profitability or sustain or increase positive cash flow in future periods.

Although we achieved profitability for the year 2000, we were not profitable for 2001 or 2002.  In addition, our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income.  We incurred losses from operations of approximately $9.7 million for the year 2000, $19.9 million for the year 2001 and $17.2 million for the year 2002.  As of December 31, 2002 our accumulated deficit totaled $43.9 million.  Although we have recently taken initiatives to reduce our operating expenses, these expenses could still increase in future periods as we make efforts to improve our operational and financial systems.  In addition, losses at Virtual Internet and Registry Pro have contributed to a decline in our profitability, and we expect losses at Virtual Internet and RegistryPro to impact our profitability negatively in 2003.  In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to incur significant penalties that impact our profitability.  Accordingly, we cannot assure you that we will be able to operate profitably or sustain or increase our positive cash flow in the future.

If our restructuring program is not successful, our business, financial condition and results of operations could be materially adversely affected.

In late 2002, we began a restructuring program to address the challenges our business faced.  The goals of our restructuring program are to reduce costs, improve our technology and systems, improve operating efficiencies and increase productivity and flexibility.  We intend to achieve these goals primarily by improving our systems and are actively working to make our technology architecture more flexible in order to enable us to introduce new products and services more rapidly and cost-effectively.  For further detail on our restructuring program, see “Business—Restructuring.”  The planned implementation of new systems is a complex process that will require communication and coordination throughout our organization and has significant execution risks.  Therefore, we cannot assure you that our restructuring program will achieve the goals we have set for it.  In addition, we cannot assure you that our business will ultimately realize the benefits we hope to achieve from improved systems.  If our restructuring program is not successful, our business, financial condition and results of operations could be materially adversely affected.

Back to Contents

Certain of our stockholders have notified us of their plans to wage a proxy contest that will increase our expenses and could distract management’s attention.

We received a proposal from certain stockholders proposing for consideration at the 2003 annual meeting of stockholders the nomination of eight new directors to be elected to our Board in lieu of the director nominees to be proposed by the Board, certain amendments to our Certificate of Incorporation and Bylaws, and the rescission of our shareholder rights plan.  Evaluating these proposals and, to the extent our Board determines appropriate, contesting them at the 2003 annual meeting, could distract management from its focus on operating our business and implementing our restructuring program, and will result in significant fees and expenses.

If the growth rate for domain names continues to fall, our net revenues from domain name registrations may fall below anticipated levels.

Although we believe the domain name marketplace is still in its early stages of development, we do not expect that it will experience the same high level of growth it has experienced in the past.  Based on VeriSign, Inc.’s press releases, the total number of domain registrations in the VeriSign registry decreased from a high of approximately 32 million as of September 30, 2001 to approximately 28.3 million as of December 31, 2002.  While new domain registrations outside the VeriSign registry (e.g., .info, .biz and .us) may have made up for some of the decline in overall domain registrations, the decline in .com, .net and .org registrations highlights the slower growth rate for domain names.  Together with increased competition, this declining growth has contributed to a sequential quarterly decline in the number of our paid domain name registrations, transfers and renewals from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 through the fourth quarter of 2002.  If the domain name industry does not recover from this slowdown and competition continues to intensify, our business, financial condition and results of operations could be materially adversely affected.

If we do not maintain a low rate of credit card chargebacks and reduce our rate of credit card refunds, we will continue to face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

A substantial majority of our revenues originate from online credit card transactions.  Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction.  We have experienced high rates of refunds to customers and chargebacks from credit card associations that have resulted in the assessment of financial penalties by two credit card associations.  We had not incurred penalties from one of those associations until August 2002, at which time we were assessed a penalty of $0.3 million applicable to the year 2001.  Under that association’s rules, additional penalties may be imposed at the discretion of the association.  Any such potential penalties would be imposed on our credit card processor by the association, and under our contract with our processor, we are required to reimburse it for such penalties.  We have previously posted a $1.0 million letter of credit with our processor as security for potential obligations to it.  Because the imposition of any potential penalties is at the discretion of the credit card association, we accrued a $3.7 million charge to general and administrative expense in the year 2002 to cover what we estimate to be the potential penalties that could be imposed under that card association’s rules for transactions through December 31, 2002.  If the penalty amount ultimately imposed is less, we would reverse any excess amounts accrued as a reduction of general and administrative expense at that time.  If we cannot reduce our refund and chargeback rates to levels that are acceptable to the credit card associations, we will continue to face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

Back to Contents

Some of the measures we are implementing to reduce our rate of chargebacks and credit card refunds may reduce our net revenues.

By implementing aggressive online fraud screens and post-transaction verifications designed to prevent fraudulent credit card transactions on our website, we may block legitimate customers from purchasing our services, thereby reducing our net revenues.  Our efforts to reduce our chargebacks and refunds included a modification of our SafeRenew program to an “opt in” program with respect to international transactions beginning October 2002.  In an effort to protect our customers’ online identities, our SafeRenew program was implemented in January 2001 on an “opt out” basis to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website.  Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one-year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period.  Our modification of a portion of this program to an “opt in” basis with respect to international transactions beginning October 2002 may result in the lapse of a significant number of domain name registrations that would have been renewed through the SafeRenew program, which could damage our relationship with customers that had relied upon the SafeRenew program to renew their domain name registrations.  In addition, implementing this change may have an adverse affect on our renewal rates in future periods and, as a result, may materially adversely affect our net revenues.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers’ renewal of their domain name registrations through us.  Our first expirations for .com, .net and .org domain names occurred in January 2001.  As such, we have only limited experience to date with registration renewals.  We have difficulty predicting the number of registration renewals and related revenues we should expect for a particular period and cannot assure you that those customers who will renew their registrations will do so through us.  Our renewal rate for paid registrations for the year ended December 31, 2002 was approximately 50%.  We have experienced and anticipate very low renewal rates for promotional and other speculative registrations.  Our total domain name registrations under management declined from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of December 31, 2002.  Also, as discussed above, our renewal rates may be adversely affected by our modification of our SafeRenew program to an “opt in” basis for international transactions.  If we are unable to increase our overall renewal rate or number of new registrations, the combination of our customers deciding not to renew their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management.  This could cause our revenues from domain name registrations to decrease and could materially adversely affect our business, financial condition and results of operations.

Back to Contents

If not remedied, weaknesses in our internal accounting controls may materially adversely affect our ability to accurately report our financial position and results of operations on a timely basis and collect certain accounts receivable.

We have experienced significant growth and increased complexity in our operations, which have strained our existing financial systems.  As a result, aspects of our financial systems and internal accounting controls need to be updated and improved.  We have material weaknesses in our internal accounting controls that may impair our ability to accurately record, track, and amortize deferred revenues and prepaid registry fees through our systems; reconcile, on a detailed transaction basis, accounts receivable from our credit card processors; completely reconcile, on a detailed transaction basis, invoices from registries to our database of domain names; and generate accurate invoices to corporate customers.  To mitigate risks that might result from such material weaknesses, we have implemented a number of processes designed to ensure the accuracy, in all material respects, of our reported financial position and results of operations.  Due to growth in the complexity of our operations, the processes and procedures we have used in the past may not be adequate to compensate for these material weaknesses in the future.  We are in the process of implementing new accounting system modules, including modules to perform certain reconciliations and to record, track and amortize deferred revenues and prepaid registry fees, and new control processes in our Corporate Services group.  When fully implemented, these new financial system modules and control processes are expected to correct these weaknesses.  However, we cannot assure you that these systems or control processes will be implemented on a timely basis and within anticipated budgets, nor can we assure you that their implementation will adequately remedy the weaknesses identified in our internal accounting systems and controls.  If our efforts to implement these solutions are not successful, our ability to accurately report our financial position and results of operations on a timely basis, and to collect all of our accounts receivable from corporate customers, may be materially adversely affected.

The increased size and complexity of our business has strained our managerial, operational, financial, accounting and information systems, customer service operations and business processes, and until we successfully upgrade and improve these systems and processes we cannot focus all our resources on meeting the needs of our customers and launching new products and services in a cost effective and timely manner.

Our rapid growth resulted in a substantial expansion of our operations in a short period of time. The demands on our network infrastructure, technical staff, customer service operations and fulfillment and billing functions have grown especially rapidly with our customer base, partner network, our expansion of operations to Canada and Europe, our acquisitions and the increasing complexity of our product and service offerings.  This has placed a significant strain on our resources and all aspects of our business, including our financial and managerial controls and systems, computer systems, database architecture and business processes and affects our ability to service customers.  In our efforts to compensate for systems weaknesses, we have utilized manual processes, which result in increased personnel costs and may be more prone to error. As a result, we are working to improve our financial and managerial controls, billing systems, reporting systems and procedures, and to train and manage our workforce.  In connection with these efforts, we may be required to incur significant capital and operating expenditures to expand and improve our computer systems.  We have dedicated personnel to effect these improvements while continuing to maintain our current systems with other personnel.  While our focus on improving our systems and business processes is integral to our continued growth, it requires the active involvement of employees in almost every sector of our business, which limits the time we may focus on launching new products and responding to the day-to-day needs of our customers.  Any delays in the launch of new products or services or upgrade of current ones and services or our inability to meet the needs of our customers, especially large corporate customers and resellers in our partner network, will affect our ability to effectively compete, to attract and retain customers and to market new products and services in the future.  If we fail to manage our business effectively and in particular fail to upgrade and improve our internal systems in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected.

Back to Contents

VeriSign’s exclusive control over the registry for the .com and .net domains gives Network Solutions an advantage over all other registrars.

Pursuant to its agreements with ICANN, VeriSign will continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005 while it can retain ownership and control over its registrar business.  The agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates.  VeriSign also controlled the .org registry through December 2002.  As the exclusive registry for these domains, VeriSign receives from us, and from every other registrar, $6 per domain name per year.  The substantial net revenues from these registry fees, and the certainty of receiving them, provide VeriSign significant advantages over other registrars.  We cannot assure you that developments under these ICANN-VeriSign agreements, or any future amendments to them will not materially harm our business, financial condition and results of operation.

We may not be able to maintain or improve our competitive position because of strong competition from new and existing registrars and resellers, and we expect this competition to continue to intensify.

Competition in the domain name registration services industry continues to intensify among the market participants.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions’ registry for .com, .net and .org domain names.  The four other testbed competitive registrars were America Online, CORE, France Telecom and Melbourne IT.  Since the end of the testbed period on November 30, 1999, ICANN has continued to accredit new registrars, including several significant competitors such as BulkRegister.com, eNOM, Go Daddy Software , DirectNic, DotRegistrar, Schlund, Dotster and Tucows.  As of March 10, 2003, ICANN had accredited 163 registrars, including us, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational.  We also face substantial competition from many resellers that are not accredited registrars but offer domain name registrations through a competing accredited registrar’s system.  The continued introduction of registrars and resellers into the domain name registration industry and the rapid growth of some who have entered the industry have made it difficult for us to maintain our industry competitive position.  This, together with a decline in the growth of registered domain names, contributed to a sequential quarterly decline in the number of paid domain name registrations, transfers and renewals we performed from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 through the fourth quarter of 2002.  If we continue to experience a decline in paid domain name registrations, transfers and renewals our business, financial condition and results of operations could be materially adversely affected.

Back to Contents

We face competition from registrars and resellers that may have longer operating histories, greater name recognition, particularly internationally, better systems or greater resources.

Our competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars.  Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management and have a broad array of value-added products and services that they can bundle with domain name registrations.  Some of our competitors have designed their systems and built their businesses in a manner that, we believe, enables them to be lower cost providers than we currently are.  In addition, our position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition, particularly internationally, and greater and more efficient financial, technical, marketing, distribution and other resources than we do.

Increasing competition in the domain name registration industry could force us to reduce our prices for our core products and services, which would negatively impact our results of operations.

Some of our competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee for .com, .net and .org domains.  Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis.  Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.  Further, some of our competitors have, in the past, offered domain name registrations for free, deriving their revenues from other sources.  In response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours.  Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our results of operations.

Back to Contents

If we are unable to improve our sales of existing gTLDs, generate alternate revenue streams or improve our renewal rate, our business, financial condition and results of operations could be materially adversely affected.

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

For the year ended December 31, 2001, our advertising revenues were down 23% compared to the year ended December 31, 2000, and constituted 8% of our net revenues.  For the year ended December 31, 2002, this trend continued as our advertising revenues were down 54% from the year ended December 31, 2001, and constituted 4% of our net revenues.  This decline has had, and any continued decline will have, an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue would represent a reduction of our gross profit in the same amount.  The price we are able to charge for advertisements has been negatively affected by the overall Internet advertising market, which negatively affects our business.  Given the current market conditions, some of our advertising customers may be anticipating or experiencing difficulty raising capital and therefore may elect to scale back the resources they devote to advertising.  Others may have difficulty paying outstanding accounts receivable.  Since the majority of our advertising revenue is generated by a limited number of customers, the loss of any of these customers would have an adverse affect on our results of operations.  The ongoing softness in the market for Internet advertising and the actual or perceived ineffectiveness of Internet advertising in general, or our websites as advertising media in particular, could materially adversely affect our business, financial condition and results of operations.

Back to Contents

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

A key part of our long-term strategy is to diversify our revenue base by offering value-added products and services.  Although, we did experience increased sales in 2002 for other products and services such as email and website creation tools, our efforts to date have still not resulted in substantial diversification.  Further, it will be difficult to achieve substantial diversification in the near future as we focus substantial resources on improving our systems in order to drive efficiencies in our core domain name registration business.  Our primary business, domain name registration services, generated 91% of our net revenues during the year ended December 31, 2002.  We cannot assure you that we will be able to attain the market’s confidence in us as a reliable provider of products and services outside of our core business.  If, over time, we fail to offer products and services that meet our customers’ needs and that are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset the related costs and we will remain dependent on domain name registrations as our primary source of revenue.  Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

We cannot assure you that the RegistryPro and Afilias ventures will be successful.  In addition, we intend to incur additional expenditures to establish and develop RegistryPro’s products and services, which could cause our results of operations to suffer.

We own a minority stake in Afilias, the registry operator for the .info gTLD, and 100% of RegistryPro, which has been selected by ICANN to operate a registry for the .pro gTLD.  The .pro domain will be dedicated to certified or accredited professionals such as lawyers, doctors and accountants.  All .pro domain names are planned to be issued with a digital certificate to facilitate secure communications and transactions.  While Afilias launched real time .info registrations in October 2001, RegistryPro signed its contract with ICANN only in May 2002 and still faces many operational challenges prior to launch, including finalizing the overall technological integration and functionality of the different aspects of the .pro top level domain product.  The anticipated launch date for RegistryPro was recently delayed as a result of our decision to shut down our Registry Advantage division, which had been anticipated to provide registry services to RegistryPro on an outsourced basis.  In their early stages, we anticipate that RegistryPro and Afilias will require additional funding as they establish themselves as registries of new top level domains.  We have committed to provide up to $8.5 million in funding and other non-cash contributions to our wholly owned subsidiary, RegistryPro, for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, we do not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain.  Accordingly, our contributions for these purposes could be less than $8.5 million.  Through December 31, 2002 we had contributed approximately $1.6 million in cash, and had also made non-cash contributions.  We incurred $1.0 million of startup costs for RegistryPro in 2002, and we anticipate additional net losses from RegistryPro in 2003.  We may also have to invest our own funds to support Afilias and market its services.  Inadequate funding could impact RegistryPro’s ability to launch its services or either registry’s ability to promote the new top level domains in the marketplace.  We cannot predict whether there will be a demand for the domain names for which these ventures would serve as the registry, when or the extent to which we will be able to generate revenues from Afilias or RegistryPro, or if either of these ventures will be profitable.  If there is no demand, or demand is lower than anticipated, for these new gTLDs, or if the returns on our invested funds are lower than expected or take longer to materialize, our business, financial condition and results of operation could be materially adversely affected.

Back to Contents

Our acquisitions, including Virtual Internet, subject us to significant risks, any of which could harm our business.

Our long-term growth strategy may include identifying and acquiring or investing in suitable candidates on acceptable terms.  In particular, over time, we may acquire or make investments in providers of product offerings that complement our business and other companies in the domain name registration industry.

Acquisitions, including our acquisition in 2002 of Virtual Internet, involve a number of risks and present financial, managerial and operational challenges, including:

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

We acquired Virtual Internet in March 2002, sold its hosting division in May 2002 and are in the process of integrating its business, technology, operations and personnel with those of our U.S. and Canadian operations.  Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services division to those we acquired through Virtual Internet resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams.  We may face similar issues as we make efforts to further integrate the businesses.  We anticipate that fully integrating Virtual Internet’s corporate services business into ours and creating sustainable synergies between the two businesses will take time.  Virtual Internet incurred a pre-tax loss of $10.5 million in 2002, including a charge of $8.3 million for goodwill impairment and we may not be able to increase revenues or cut expenses sufficiently to turn it profitable in 2003.  We were not able to utilize Virtual Internet’s losses in 2002 against our U.S. income tax returns for 2002.

Back to Contents

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

If we are unable to retain highly qualified management and technical personnel, particularly through our restructuring process, our business may be harmed.

Our success depends in large part on the contributions of our management team and key sales and technology personnel.  Over the past several years, we have experienced high turnover among our employees and added a significant number of new members to our management team, most recently a new Executive Chairman of the Board of Directors in November 2002, a new Chief Financial Officer in June 2002 and a new Chief Technology Officer in November 2001.  In addition, following our termination of the employment of our Chief Operating Officer in October 2002, his responsibilities were assumed by Richard D. Forman, our President and Chief Executive Officer.  Many of our key employees have not worked with one another for long periods of time and may not be able to develop an effective working relationship.  Moreover, many of our managers are still learning about our company and our industry while working to expand our business into new areas.  If our management team cannot work together effectively and cannot master the details of our business and our market, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel.

Back to Contents

We compete with other technology and Internet companies, as well as companies in other industries, in hiring and retaining qualified personnel.  Our restructuring process has resulted in significant organizational changes including the closing of our Afternic and Registry Advantage businesses, the combination of our Retail and Global Partner Network into our Global Web Services division, the creation of separate operations and product development groups, the unification of all application developers and technology related personnel into one group and the elimination of certain managerial positions, including the Chief Operating Officer position.  As we continue to navigate through our restructuring process, we must motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions, the potential for a proxy contest and general uncertainty.  The loss or demotivation of such employees, particularly from our sales and technology teams, could harm our business.

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

Back to Contents

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

Country code registries may be administered by the host country, entrepreneurs or other third parties.  Different country code registries require registrars to comply with specific regulations.  Many of these regulations vary from country code to country code.  If we fail to comply with the regulations imposed by country code registries, these registries will likely prohibit us from registering or continuing to register domain names in their country codes.  Further, in most cases, our rights to provide country code domain name registration services are not governed by written contract.  In the case of our existing written contracts, there is uncertainty as to which country’s law may govern.  As a result, we cannot be certain that we will continue to be able to register domain names in the ccTLDs we currently offer.  If these registry businesses cease operations or otherwise fail to process domain name registrations or the related information in ccTLDs, we would be unable to honor the subscriptions of registrants who have registered, or are in the process of registering, domain names in the applicable ccTLD.  If we are unable to honor a substantial number of subscriptions for our customers for any reason or if the country code registries fail to process our customers’ registrations in a timely and accurate fashion, we could face claims of loss from our registrants and our business, financial condition and results of operations could be materially adversely affected.

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

Back to Contents

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

In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of personal information.  The federal government has enacted legislation protecting the privacy of consumers’ nonpublic personal information.  We cannot guarantee that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations.  Our failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could increase the costs of operating our business.

Back to Contents

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

Back to Contents

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

As a registrar of domain names and a provider of additional Web services, we may be subject to various claims, including claims from third parties asserting trademark infringement or dilution, unfair competition and violations of publicity and privacy rights, to the extent that such parties consider their rights to be violated by the registration of particular domain names by our users or our hosting of our users’ websites or secondary market activities.

For example, we provide an automated service enabling users to register domain names and do not monitor or review the content of such domain names.  Users might register domain names which, based on the nature and content of such domain names, could be considered obscene, hateful or defamatory, or which could infringe or dilute a third party’s intellectual property.  The law relating to the liability of registrars stemming from the activities of registrants in this regard is currently unsettled in certain jurisdictions, and the actions of our users may therefore expose us to significant liability.  Even if we were to prevail in a dispute concerning such actions, litigation could be time-consuming and expensive to defend, and could result in the diversion of management’s time and attention.

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

Although established case law and statutory law have, to date, shielded us from liability relating to cybersquatting registrations on our site in the primary registration market, this law remains new and unsettled in many jurisdictions and the application of these laws and precedent to other domain name registration related services is still developing.  Any determination that our other domain name registration related services facilitate cybersquatting could have a material adverse effect on our business, financial condition and results of operations.

Back to Contents

Risks Related to Our Technology and the Internet

Systems disruptions and failures could cause our customers, partners and advertisers to become dissatisfied with us and may impair our business.

Our customers, advertisers and participants in our Global Partner Network may become dissatisfied with our products and services due to interruptions in access to our website or our failure to adopt and adapt to changing technology.

Our ability to maintain our computer and telecommunications equipment in working order and to reasonably protect them from interruption is critical to our success.  Our website must accommodate a high volume of traffic and deliver frequently updated information.  In addition, the technology underlying the Internet and the applications available to simplify electronic commerce are continuously being enhanced or upgraded and to remain competitive, we must incorporate these emerging technologies into our infrastructure on a cost-effective and timely basis.  We occasionally experience system application failures, as well as slower response times.  We also conduct planned site outages and experience unplanned site outages.  To date, these disruptions of service and slower response times have had minimal impact on our business. Our customers, advertisers and business partners may become dissatisfied by any systems failure that interrupts our ability to provide our products and services to them or increased response times.  Substantial or repeated system failures would significantly reduce the attractiveness of our website and could cause our customers, advertisers and business partners to switch to another domain name registration service provider.

As part of our restructuring process, we expect to incur substantial expenses to update our technology, improve our systems’ performance, develop new applications to meet the evolving needs of our customers and ensure the compatibility of our current systems with emerging technologies.  We cannot assure you that we will be able to achieve these goals on a timely basis as changes in technologies occur.  Also as part of our restructuring efforts to increase efficiencies, we are currently exploring opportunities to outsource certain back-end operations.  A decision to outsource these operations may raise concerns among partners or customers regarding our ability to control the services we offer them if certain elements are managed by another company.   In addition, we cannot assure you that we will be able to effectively transition those functions that we may choose to outsource, as any such process involves com plexity and risk.

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

Back to Contents

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

Our network and communications systems are located primarily at hosting facilities in New York, New Jersey, Canada and the United Kingdom.  We are continually building out our systems located at our New York facility, but have recently scaled down our New Jersey facility and have no immediate plans to add additional facilities to make our systems geographically redundant.  We currently do not have a comprehensive disaster recovery plan in effect and our systems redundancies are not geographically distributed.  Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and severely harm our business because our services could be interrupted for an indeterminate length of time.  Computer viruses, electronic break-ins, human error or other similar disruptive problems could also adversely affect our systems.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

On November 28, 2001, President Bush signed the Internet Tax Nondiscrimination Act, which limits the ability of the states to impose taxes on Internet-based transactions.  While this legislation provides significant benefits to Internet-based businesses, it will expire on November 1, 2003 and if not renewed, would allow various states to impose taxes on Internet-based commerce.  The imposition of such taxes, which may be heavily lobbied for by states, many of which face increasing budget deficits, could materially adversely affect our business, financial condition and results of operations.

Back to Contents

Investment Risks

Our stock price is highly volatile.

The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by a number of factors, including:

•	general market and economic conditions and market conditions affecting technology companies generally;

•	limited availability of our shares on the open market;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions; and

•	industry conditions and trends.

The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of the securities of technology related companies.  These fluctuations may adversely affect the market price of our common stock.

The market price for our shares could be negatively affected if we use a significant portion of our cash and marketable securities.

The market price for our shares could be negatively affected if we utilize a significant portion of our cash and marketable securities.  If the market price of our stock declined significantly, it could, among other things, also result in:

•	our possible noncompliance with the Nasdaq National Market’s listing requirements and the possible delisting of our shares;

•	reduced trading volumes, an illiquid market for the trading of our shares, and more difficulties involved with the selling of our shares by our stockholders;

•	our shares losing their appeal as a currency for future acquisitions; or

•	an impairment in our ability to access the capital markets should we desire or need to raise additional capital.

Back to Contents

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

As of March 20, 2003, our directors, executive officers and principal stockholders beneficially owned approximately 20.7% of our common stock.  Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control.  The interests of these stockholders may differ from the interests of our other stockholders.  In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

As of March 15, 2003, 583,052 shares of common stock held by the former stockholders of Afternic.com were subject to lock-up agreements, which expire on September 15, 2004.  Of these shares, 32,932 shares are released from the lock-up each month, of which 2,796 shares are covered by a registration statement and 29,596 shares are not covered by a registration statement.  Additionally, a number of holders of our common stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act.  If we register these shares, they can be sold in the public market.  The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur.  These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Item 2.   Properties.

We currently lease approximately 40,000 square feet of space in one location in New York City, New York under two contracts, one contract, which is for 10,000 square feet, expires in December 2003, and the other contract for 30,000 square feet expires in September 2009.  We also lease 6,500 square feet of space in Maryland under a contract that expires in January 2005.  In addition, we have entered into a five-year lease expiring in August 2006, renewable at our option for up to two additional five-year terms, for 20,000 square feet of space in Canada.  Virtual Internet, our subsidiary that we acquired in March 2002, owns a building containing approximately 2,000 square feet of space in London, England.  In addition, Virtual Internet leases approximately 6,100 square feet of space in London, under contracts with a third party, that expire in February 2004.  We also maintain leases for smaller facilities in Cardiff, Paris, Milan and Munich and maintain a lease in Princeton, New Jersey, which we have subleased.  We believe that the foregoing space will meet our needs for at least the next twelve months.

Back to Contents

Item 3.   Legal Proceedings.

In November 2001, the Company, its Chairman, President, Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the “Individual Defendants”), and Goldman Sachs & Co. and Lehman Brothers, Inc. two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York.  Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the IPO.  On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation.  The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering.  Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.  On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York.

Register.com has been named as a defendant in a lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law.  This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York.  Our SafeRenew program was implemented in January 2001 on an “opt-out basis” to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website.  Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period.  Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers’ online identities.  Plaintiff seeks class certification and alleges violation of certain New York statutes as well as a breach of contract, money had and received and unjust enrichment.  Plaintiff further seeks to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages.  Register.com has moved to dismiss all causes of action in the complaint.  This motion was argued to the Court on November 18, 2002 and the parties are awaiting a decision on that motion.

Back to Contents

On or about January 17, 2003, individual stockholders of the Company filed complaints in the Delaware Court of Chancery purporting to commence class action lawsuits against the Company and each of the individual members of the Company’s Board of Directors.  The complaints were styled as Lanza v. Morten, et al (C.A. No. 20123) and Norton v. Morten, et al (C.A. No. 20124).  The complaints allege, among other things, breaches of fiduciary duty by the directors in connection with certain publicly disclosed indications of interest in the acquisition of Company.  The complaints further allege that the directors are not fulfilling their fiduciary duties in connection with their review and response to such indications of interest and seek an order requiring the defendants to, among other things, undertake an appropriate evaluation of the Company’s worth as a merger or acquisition candidate and to take all appropriate steps to effectively sell of the Company.  Among other remedies, the complaints seek to enjoin the members of the Board from continuing their purported breaches of fiduciary duty and unspecified damages from the defendants.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

Back to Contents

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has been quoted on the Nasdaq National Market under the symbol RCOM since our initial public offering on March 3, 2000.  Prior to that date, there was no public market for our common stock.  The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low

Year Ending December 31, 2002:
Fourth Quarter	$5.25	$2.93
Third Quarter	7.66	2.52
Second Quarter	9.07	6.95
First Quarter	11.60	7.35

Year Ending December 31, 2001:
Fourth Quarter	$12.00	$7.26
Third Quarter	14.76	8.30
Second Quarter	15.50	5.15
First Quarter	8.25	5.00

On March 20, 2003, the last sale price of our common stock reported by the Nasdaq National Market was $5.30 per share.  As of March 20, 2003, we had approximately 99 holders of record of our common stock.

For information regarding securities authorized for issuance under our equity compensation plans, see Item 12.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. In connection with our restructuring program we have been reviewing our operations, including the ongoing capital requirements of our business. While we are unable to predict the outcome of this review, the utilization of a significant portion of our cash and marketable securities is a possible result.

Back to Contents

Item 6. Selected Financial Data.

The following table sets forth certain selected consolidated financial data of the Company for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The selected consolidated data is derived from our consolidated financial statements. You should read the following selected consolidated financial data together with our consolidated financial statements and their notes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$106,288	$116,281	$86,110	$9,645	$1,319
Cost of revenues	35,299	34,790	23,869	3,083	461

Gross profit	70,989	81,491	62,241	6,562	858

Operating expenses:
Sales and marketing	31,222	33,532	47,311	7,150	864
Research and development	13,357	7,741	5,580	1,767	277
General and administrative (including non-cash compensation of $1,937, $1,771, $2,173, $4,929, and $150, respectively).	26,312	14,769	13,434	7,309	945
Amortization and writedown of goodwill and other intangibles	17,290	45,299	5,582	–	–

Total operating expenses	88,181	101,341	71,907	16,226	2,086

Loss from operations	(17,192)	(19,850)	(9,666)	(9,664)	(1,228)
Other income (expense), net	5,588	8,664	9,520	887	67
Gain on sale of investment	–	–	4,603	–	–

Income (loss) before provision (benefit) for income taxes	(11,604)	(11,186)	4,457	(8,777)	(1,161)
Provision (benefit) for income taxes	(1,195)	10,401	4,187	–	–

Net income (loss)	$(10,409)	$(21,587)	$270	$(8,777)	$(1,161)

Basic income (loss) per share	$(0.26)	$(0.58)	$0.01	$(0.46)	$(0.07)

Diluted income (loss) per share	$(0.26)	$(0.58)	$0.01	$(0.46)	$(0.07)

Weighted average number of shares outstanding:
Basic	40,046	37,424	31,394	19,117	15,697

Diluted	40,046	37,424	39,184	19,117	15,697

Back to Contents

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$50,557	$61,932	$60,156	$40,944	$1,285
Short-term investments	105,283	78,186	65,283	4,723	-
Working capital	125,636	120,592	92,160	29,813	570
Available-for-sale securities	61,205	57,651	47,980	–	–
Total assets	285,604	268,789	292,617	68,336	1,611
Total deferred revenues	87,110	77,379	88,516	32,101	114
Total liabilities	111,962	93,196	103,722	46,423	788
Stockholders’ equity	173,642	175,593	188,895	21,913	823

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Overview

We are a provider of global domain name registration and Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as addresses and identities on the World Wide Web. They enable a business or person to establish a Web presence and are integral to the use of websites (www.register.com), email (johndoe@register.com) and other types of Internet communication.

We began processing registrations in the generic top level domains (gTLD) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.3 million active domain name registrations under management as of December 31, 2002, representing over 1.1 million customers. Currently, we register, renew and transfer domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 400 country code top level domains (ccTLDs), including sub domains, such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan.

We believe that we offer a quick and user-friendly registration process as well as responsive and reliable customer support.

Back to Contents

We also offer a range of value-added products and services targeted to assist our customers in developing and maintaining their Web presence, including:

	Products and Services Provided by Us		Products and Services Resold By Us

•	website-creation tools under the names FirstStepSite® and WebSiteNOW!™	•	email

•	intellectual property and brand protection services related to domain names	•	search engine submission services

•	domain name forwarding	•	website design services

		•	digital certificates

Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brands and identities across the world and other online activities. Our mission is to become the preferred partner for customers who seek to create, enhance and manage their Web presence.

Our Global Web Services division focuses on customers who are typically small to medium-size businesses as well as small offices/home offices and individuals. Generally, these customers purchase domain name registration services directly from our website located at www.register.com. In order to extend our distribution we maintain a Global Partner Network of companies that resell our domain name registration and Web services. Our network partners are typically Internet Service Providers (ISPs), web-hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators. Using our software solutions, these companies resell our domain name registration services and related products and services to their customers.

With operations in the United States, Canada and Europe, our Corporate Services division provides domain name registration and related products and services to large corporate enterprises with specialized registration needs including global registration and management services and online brand and trademark protection.

Through our RegistryPro subsidiary, we are working toward establishing a registry for the new gTLD .pro. The .pro domain will be dedicated to certified professionals such as lawyers, doctors and accountants. All .pro domain names are planned to be issued with a digital certificate to facilitate secure communications and transactions. This product is intended to assist such professionals with their heightened confidentiality obligations. We also have a small equity stake in Afilias, the consortium of registrars, which manages the registry for the new gTLD .info and provides outsourced registry services to other top level domain registries including .org.

In June 2000, we acquired Inabox, Inc. and we used Inabox’s software to develop our FirstStepSite® and WebSiteNOW!™ products and My.register.com, one of the reseller solutions offered to our Global Partner Network. We acquired Inabox, Inc. for $1.0 million cash and 280,019 shares of our common stock. In September 2000, we acquired Afternic.com, Inc., a secondary market exchange for domain names, for $10.0 million cash and 4,378,289 shares of our common stock. Each of these transactions was accounted for using the purchase method of accounting. As a result, the financial results of Inabox and Afternic.com are consolidated with our financial results from the dates of their respective acquisitions. We made a decision to abandon the Afternic business in September 2002.

Back to Contents

On March 8, 2002 we acquired Virtual Internet plc for £11.99 million (US $16.9 million at date of acquisition). Virtual Internet plc, a U.K. based company, has operations in the United States and Europe and, at the time of acquisition, operated through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides online intellectual property management and protection services and the Hosting division provided web-hosting services. In May 2002, we sold Virtual Internet plc’s Hosting division for $0.5 million. Virtual Internet plc shareholders, other than shareholders in certain jurisdictions outside of the U.K., were given the opportunity to elect to receive loan notes from Register.com (U.K.) Limited in exchange for their shares and $9.6 million of these loan notes were outstanding at December 31, 2002. We expect these notes to be repaid on or before June 30, 2003. Our results of operations for 2002 include those of Virtual Internet’s Corporate Services business since March 8, 2002.

Significant Accounting Policies

Net Revenues

We derive our net revenues from domain name registrations, other products and services and advertising. We earn registration fees in connection with new, renewed, extended and transferred-in registrations. Registration periods generally range from one to ten years.

Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue over the period of the subscription term during which we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment via credit card for most online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period while we recognize the revenues over the registration period. For many of our customers who register domain names through our Corporate Services division, and for many participants in our Global Partner Network, we establish lines of credit based on credit worthiness.

Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. As a result, we must estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period. In determining our estimate, we review historical rates of credit card chargebacks, current economic trends and changes in acceptance of our products and services on a monthly basis. Deferred revenues and revenues recognized are presented net of provisions recorded for estimated refunds to customers and chargebacks from credit card associations. The credit card associations may impose financial penalties if our chargebacks and refunds exceed certain thresholds. Such penalties are not charged to revenues, but are classified as general and administrative expense. If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See “Risk Factors” and Note 14 to the Consolidated Financial Statements “Contingencies and Commitments — Credit Card Penalties” for additional information in connection with the penalties that may be imposed by credit card associations and other risks associated with the Company’s excessive credit card chargebacks and refunds.

Back to Contents

In addition to our standard registration fees published on our www.register.com website, we have a number of different fee structures for our domain name registration services. Our Corporate Services division delivers a diversified range of higher-priced services for our corporate customers and extends volume-based discounts for domain name registrations and transfers. We pay referral commissions to certain participants in our Global Partner Network and to participants in our affiliate network. Other participants in our Global Partner Network pay us a wholesale price per registration, discounted off of our standard registration fee.

We believe that the high growth rate experienced in the domain name registration marketplace in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the desire by businesses to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them; and (iii) extremely strong growth in new business start-ups in the Internet sector. In late 2000, the domain name registration market’s growth rate began to decrease. The overall number of domain names in the VeriSign registry decreased from a high of approximately 32 million as of September 30, 2001 to approximately 28.3 million as of December 31, 2002. We believe this was due, in large part, to the large number of names registered in 1999 and 2000 by domain name speculators that were not renewed. The decline in the overall market, together with increased competition, contributed to a sequential quarterly decline in the number of our paid domain name registrations, transfers and renewals from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 through the fourth quarter of 2002. As a result of all of these factors, which were slightly offset by the acquisition of Virtual Internet in March 2002, we experienced a decrease in our total names under management from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of December 31, 2002.

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

Back to Contents

Advertising revenues are derived from the sale of sponsorships and banner advertisements, typically under short-term contracts that range from one month to one year in duration. We recognize these revenues ratably over the period in which the advertisements are displayed provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization on a straight-line basis over the life of the registration term of registry fees, depreciation on the equipment used to process the domain name registrations, fees paid to the co-location facilities maintaining our equipment, and fees paid to the financial institutions to process credit card payments on our behalf. Cost of revenues does not include penalties for excessive credit card chargebacks and refunds, as such penalties are classified as general and administrative expense. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz and .info domain name registration to $6 per year for each .com, .net and .org domain name registration. We pay registry fees ranging from $6 to $1,000 per year for one to ten-year country code domain name registrations. The largest component of our cost of revenues is the registry fees, which, while paid in full at the time the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues ratably over the terms of the registrations.

Cost of revenues for our other products and services consists of fees paid to third-party service providers, depreciation on the equipment used to deliver the services, fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. The cost of revenues for other products and services is recognized ratably over the periods in which the services are provided.

We have no direct cost of revenues associated with our advertising revenue and we have no incremental cost of revenues associated with delivering advertisements since we use the same equipment to deliver the advertisements as we use for our domain name registration services. Therefore, the gross profit margin on advertising revenue is 100%, and accordingly, any decrease in advertising revenue would represent a reduction of our gross profit of the same amount. We incur operational costs including salaries and commissions for our advertising sales staff, which are classified as operating expenses.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative (including non-cash compensation), and amortization and writeoffs of intangible assets. Prior to January 1, 2002 our operating expenses also included amortization of goodwill; effective January 1, 2002 we adopted SFAS 142 and ceased amortization of goodwill. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, and commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, the enhancement of existing products and services, and quality assurance. General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees, insurance premiums, penalties for excessive credit card chargebacks and refunds, and provisions for uncollectible receivables. Facilities expenses are allocated across our different operating expense categories. Non-cash compensation expense relates to grants of restricted stock, stock options and warrants to employees, directors, consultants and vendors with exercise prices below fair market value on the date of grant. Based on such grants through December 31, 2002, we expect to record approximately $1.4 million in additional non-cash compensation expense through 2009 as follows: $1.0 million in 2003, $0.3 million in 2004 and $0.1 million thereafter. Non-cash compensation expense will reduce our earnings or increase our losses, as applicable, in future periods.

Back to Contents

We review our goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of goodwill using estimated undiscounted cash flows. These cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill amortization period. We also compare the total market value of our common stock with the book value of our stockholders’ equity. Based on the foregoing factors, if we conclude that an other-than-temporary impairment of goodwill has occurred, we record an impairment writedown.

Income Taxes

In preparing our financial statements, we make estimates of our current tax obligations and temporary differences resulting from timing differences for reporting items for book and tax purposes, the most significant of which is deferred revenue. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when appropriate to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

Net Income (Loss)

Although we achieved profitability for the year 2000, we were not profitable for 2001 or 2002. Our profitability in 2000 was due, in part, to a gain of $4.6 million from the sale of our investment in a private company, and to interest income. Our net loss for 2001 included a writedown of $32.5 million of intangible assets associated with the acquisition of Afternic, and the reversal of a $2.5 million tax valuation allowance which increased income by that amount. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million. Although we have recently taken several initiatives to reduce our operating expenses, these expenses could still increase in future periods as we make efforts to improve our operational and financial systems. In addition, losses at Virtual Internet and RegistryPro have contributed to a decline in our profitability, and we expect losses at Virtual Internet and RegistryPro to impact our profitability negatively in 2003. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to incur significant penalties from credit card companies that impact our profitability (see “Risk Factors” for additional information). Accordingly, we cannot assure you that we will be able to operate profitably or sustain or increase our positive cash flow in the future.

Back to Contents

Results of Operations

Years Ended December 31, 2002 and 2001

Net Revenues

Total net revenues decreased 9% to $106.3 million for the year 2002 from $116.3 million in 2001.

Domain name registrations. Recognition of revenues from domain name registrations decreased 4% to $97.3 million in 2002 from $101.4 million in 2001. This decrease was due in part to lower average prices and a longer dollar-weighted-average subscription term for domain names registered in 2002 compared with 2001, and in part to a writeoff related to credit card receivables in 2002. These reductions were offset in part by the inclusion of Virtual Internet in our results of operations after March 8, 2002, for which revenues of $7.2 million were recognized in 2002. We may face continued pricing pressure.

At December 31, 2002, we had $87.1 million of deferred revenue compared with $77.4 million at December 31, 2001, representing an increase of $9.7 million for the year 2002. The increase was due primarily to the acquisition of Virtual Internet on March 8, 2002, whose balance sheet included deferred revenue of $6.9 million at the date of acquisition. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Other Products and Services. Revenues from other products and services decreased 13% to $4.8 million in 2002 from $5.5 million in 2001. The decrease was due primarily to the nonrecurrence in 2002 of $2.9 million of revenues received during 2001 from sales of intellectual property services in connection with the launch of new gTLDs, offset in part by increased sales in 2002 of email and WebSiteNOW! services.

Advertising. Revenues from advertising decreased 54% to $4.2 million in 2002 from $9.4 million in 2001, primarily as a result of softness in the Internet advertising market. We anticipate continued softness in the Internet advertising market.

Cost of Revenues

Total cost of revenues increased 1% to $35.3 million in 2002 from $34.8 million in 2001.

Cost of Domain Name Registrations. Costs recognized for domain name registrations increased 5% to $34.9 million in 2002 from $33.3 million in 2001. The increase was due to the inclusion of Virtual Internet in our results of operations after March 8, 2002, for which costs of $2.4 million were recognized in 2002, more than offsetting the decreased cost of domain name registrations that resulted from the lower registration revenues recognized in 2002.

Back to Contents

Cost of Other Products and Services. Cost of other products and services declined to $0.4 million in 2002 from $1.5 million, primarily because 2001 included $1.2 million of costs related to sales of intellectual property services in connection with the launch of new gTLDs, which did not recur in 2002.

Gross Profit Margin

Our gross profit margin declined to 66.8% in 2002 from 70.1% in 2001, in part due to lower advertising revenues, in part to lower average prices, in part to fixed costs for depreciation and data center operations which comprised a higher percentage of the lower level of revenues.

Operating Expenses

Total operating expenses decreased 13% to $88.2 million in 2002 from $101.3 million in 2001.

Sales and Marketing. Sales and marketing expenses decreased 7% to $31.2 million in 2002 from $33.5 million in 2001. The decrease was primarily due to lower expenses related to media advertising, direct mail and other promotional activities, offset in part by the inclusion of Virtual Internet in our results of operations after March 8, 2002.

Research and Development. Research and development expenses increased 74% to $13.4 million in 2002 from $7.7 million in 2001. The increase resulted primarily from higher salaries and consulting fees for personnel working to improve our systems and operations, and in part from increased costs for software licenses.

General and Administrative. General and administrative expenses increased 78% to $26.3 million in 2002 from $14.8 million in 2001. The higher expense level was due to (i) an increase of $4.3 million in credit card penalties as a result of excessive chargebacks and refunds, of which $0.8 million was paid and $3.7 million was accrued to cover our estimate of potential penalties which could be imposed for 2002 under one card association’s rules, (ii) the inclusion of $3.4 million of expenses for Virtual Internet which was acquired March 8, 2002, (iii) an increase of $1.3 million in bad debt expense, (iv) the costs of operating our customer service center in Canada which commenced operations in the third quarter of 2001, and (v) startup costs of $1.0 million for RegistryPro. For additional information in connection with credit card penalties, see “Risk Factors” and Note 14 to Consolidated Financial Statements “Contingencies and Commitments— Credit Card Penalties”.

Amortization and Writedown of Goodwill and Other Intangibles. Amortization and writedown of goodwill and other intangibles was $17.3 million in 2002 compared with $45.3 million in 2001. During 2001 the Company recorded a goodwill impairment writedown of $32.5 million related to Afternic, which was acquired in September 2000. In September 2002, the Company made a decision to abandon the Afternic business. As a consequence of that decision, as well as negative industry and economic trends affecting the Company and the general decline in technology company valuations, including the valuation of the Company’s common stock, the Company performed an impairment analysis of the goodwill and intangible assets recorded in connection with its various acquisitions. Because the total market value of the Company’s common stock at September 30, 2002 was lower than the book value of its stockholders’ equity, the Company recorded a goodwill impairment loss of $17 million in September 2002. Also in accordance with SFAS 142, the Company ceased amortization of goodwill effective January 1, 2002.

Back to Contents

Other Income, Net

Other income, net, which consisted primarily of interest income, net of interest expense, decreased to $5.6 million in 2002 from $8.7 million in 2001. The decrease was primarily due to lower prevailing interest rates in 2002.

Provision for Income Taxes

The provision for income taxes in 2002 was a benefit of $1.2 million, representing an effective tax rate of 11% of the pre-tax loss. That effective tax rate was lower than the statutory rate of 43% in part because only a portion of the goodwill impairment writedown is tax-deductible, in part because no tax benefits were recorded in connection with losses generated by Virtual Internet in the United Kingdom as realization is not assured, and in part because a substantial portion of our interest income is exempt from taxes. In 2001, the provision for income taxes was an expense of $10.4 million, rather than a benefit, because goodwill amortization and the impairment writedown recorded in 2001 were not tax-deductible.

Years Ended December 31, 2001 and 2000

Net Revenues

Total net revenues increased to $116.3 million in 2001 from $86.1 million in 2000.

Domain name registrations. Revenues from domain name registrations increased 43% to $101.4 million in 2001 from $70.8 million in 2000. Revenues from sales of new, renewed and transferred domain name registrations in 2001 were lower than 2000. This decrease was offset by the recognition of a greater amount of deferred revenue during 2001 compared with 2000. We had a net decrease in deferred revenue during 2001 of $11.1 million as compared to a $56.4 million increase in deferred revenue for 2000. The decrease in 2001 was primarily the result of a decrease in paid new domain registrations since March 31, 2000 compared with an increase in paid new domain registrations for periods prior to March 31, 2000, as well as a shorter average registration term in 2001. We had $77.4 million of deferred revenue at December 31, 2001, decreasing from $88.5 million at December 31, 2000.

Online Products and Services. Revenues from online products and services increased to $5.5 million in 2001 from $3.0 million in 2000. The increase resulted primarily from sales of services offered in connection with the launch of new gTLDs.

Advertising. Revenues from advertising decreased 23% to $9.4 million in 2001 from $12.3 million in 2000, primarily as a result of lower rates and volume of advertising and sponsorships sold on our www.register.com, FirstStepSite® and other web pages.

Back to Contents

Cost of Revenues

Total cost of revenues increased to $34.8 million in 2001 from $23.9 million in 2000.

Cost of Domain Name Registrations. Cost of domain name registrations increased 41% to $33.0 million in 2001 from $23.5 million in 2000. The dollar amounts of registry fees paid were lower in 2001 than in 2000. This decrease was offset by the recognition of a significantly greater amount of prepaid registry fees during 2001 as compared to the amounts recognized during 2000.

Cost of Online Products and Services. Cost of online products and services increased to $1.8 million in 2001 from $0.4 million in 2000, primarily due to fees paid to the .biz registry in connection with sales of services in connection with the launch of the .biz new gTLD.

Operating Expenses

Total operating expenses increased to $101.3 million in 2001 from $71.9 million in 2000.

Sales and Marketing. Sales and marketing expenses decreased 29% to $33.5 million in 2001 from $47.3 million in 2000. The decrease was primarily due to a decrease in media advertising expenditures. In addition, sales and marketing expenses in 2000 included registry fees associated with free registrations effected through promotional campaigns run principally in September 2000 and registrations effected through NameDemo.com, which we stopped accepting in February 2001.

Research and Development. Research and development expenses increased by 39% to $7.7 million in 2001 from $5.6 million in 2000. The increase resulted primarily from salaries associated with new personnel in technology to support our growth.

General and Administrative. General and administrative expenses increased 10% to $14.8 million in 2001 from $13.4 million in 2000. The increase was primarily due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. Non-cash compensation expenses, included herein, decreased to $1.8 million in 2001 from $2.2 million in 2000. The non-cash compensation expenses were primarily attributable to the amortization of deferred compensation related to employee stock options.

Amortization and write-down of Goodwill and Other Intangibles. Amortization and write-down of goodwill and other intangibles increased to $45.3 million in 2001 from $5.6 million in 2000. Amortization and write-down of goodwill and other intangibles are related to the acquisitions of Inabox in June 2000 and Afternic in September 2000, and included an impairment charge of $32.5 million in 2001. Amortization of goodwill was higher in 2001 compared with 2000 because 2001 included a full year of amortization for both acquisitions.

Other Income, Net

Other Income (expense), net. Other income, net, which consisted primarily of interest income, net of interest expense, decreased to $8.7 million in 2001 from $9.5 million in 2000, primarily due to a shift in our portfolio from higher rate taxable securities to lower rate tax exempt securities, and lower interest rates in 2001.

Back to Contents

Gain on Sale of Investment. Gain on sale of investment of $4.6 million in 2000 was the result of a gain on the sale of shares of a private company after that company was acquired by a public company.

Income Tax Expense

The provision for income taxes was an expense of $10.4 million in 2001, which was net of the reversal of $2.6 million in valuation reserves previously recorded against our deferred tax assets. Amortization and write-down of goodwill and other intangibles is not deductible for income tax purposes. Income tax expense in 2000 was $4.2 million.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly statement of operations data, in dollar amounts and as percentages of net revenue, for the eight quarters ended December 31, 2002. In our opinion this information has been prepared on substantially the same basis as the audited financial statements appearing elsewhere in this annual report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in order to present fairly the unaudited quarterly results of operations data. The quarterly data should be read in conjunction with our annual financial statements and related notes appearing elsewhere in this annual report. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001

	(in thousands)
Net revenues	$26,531	$25,490	$26,967	$27,300	$26,102	$29,532	$29,987	$30,660
Cost of revenues	9,207	8,182	9,157	8,753	7,376	10,323	8,640	8,451

Gross profit	17,324	17,308	17,810	18,547	18,726	19,209	21,347	22,209

Operating expenses:
Sales and marketing	7,424	7,270	8,294	8,234	10,273	6,549	8,500	8,210
Research and development	3,985	3,897	3,157	2,318	2,028	1,684	2,043	1,986
General and administrative (including non-cash compensation of $521, $492, $469, $455, $453, 452, $441, and $424, respectively)	7,619	10,030	4,799	3,864	3,018	3,945	3,463	4,343
Amortization and writedown of goodwill and other intangibles	134	17,003	123	30	1,141	36,402	3,874	3,882

Total operating expenses	19,162	38,200	16,373	14,446	16,460	48,580	17,880	18,421

Income (loss) from operations	(1,838)	(20,892)	1,437	4,101	2,266	(29,371)	3,467	3,788
Other income (expense), net	1,351	1,174	1,473	1,590	2,002	1,899	2,288	2,475

Income (loss) before provision (benefit) for income taxes	(487)	(19,718)	2,910	5,691	4,268	(27,472)	5,755	6,263
Provision (benefit) for income taxes	(140)	(5,155)	2,063	2,037	1,026	1,318	3,745	4,312

Net income (loss)	$(347)	$(14,563)	$847	$3,654	$3,242	$(28,790)	$2,010	$1,951

Back to Contents

	Quarter Ended

	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001

Basic (loss) income per share	$(0.01)	$(0.36)	$0.02	$0.09	$0.09	$(0.77)	$0.05	$0.05

Diluted (loss) income per share	$(0.01)	$(0.36)	$0.02	$0.08	$0.07	$(0.77)	$0.05	$0.04

Weighted average number of shares outstanding:
Basic	40,057	40,049	39,530	38,572	38,089	37,603	37,086	36,896

Diluted	40,057	40,049	43,544	44,175	45,019	37,603	43,919	43,467

Back to Contents

	Quarter Ended

	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001

Net revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	35	32	34	32	28	35	29	28

Gross profit	65	68	66	68	72	65	71	72

Operating costs and expenses
Sales and marketing	28	29	31	30	39	22	28	27
Research and development	15	15	12	9	8	6	7	6
General and administrative (including non-cash compensation)	29	39	18	14	12	13	12	14
Amortization and writedown of goodwill and other intangibles	–	67	–	–	4	123	13	13

Total operating costs and expenses	72	150	61	53	63	164	60	60

Income (loss) from operations	(7)	(82)	5	15	9	(99)	11	12
Other income (expenses), net	5	5	6	6	8	6	8	8

Income (loss) before provision (benefit) for income taxes	(2)	(77)	11	21	17	(93)	19	20
Provision (benefit) for income Taxes	(1)	(20)	8	8	5	4	12	14

Net income (loss)	(1)%	(57)%	3%	13%	12%	(97)%	7%	6%

Recent accounting pronouncements

SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002, and requires that costs associated with exit or disposal activities be recognized when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. Examples of covered costs are lease termination and certain employee severance. SFAS 146 is applicable to exit or disposal activities initiated after December 31, 2002.

SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123” was issued in December 2002, and provides for alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation.

Liquidity and Capital Resources

Historically, we have funded our operations and met our capital expenditure requirements primarily through cash generated from operations, sales of equity securities and borrowings. We issued 5,222,279 shares of our common stock to the public on March 3, 2000, which generated approximately $115.3 million in proceeds after deducting the underwriting discount and other offering expenses.

At December 31, 2002, our cash and cash equivalents, short-term investments and marketable securities totaled $217.0 million, representing an increase of $19.3 million for the year 2002. At December 31, 2002, $7.7 million of our cash was pledged to support letters of credit, and $9.6 million was pledged to support a bank guarantee of a like amount of notes payable in connection with our acquisition of Virtual Internet. We generated $16.1 million of cash from operations in 2002, compared with $24.3 million in 2001. In 2002 we used $3.2 million for capital expenditures, we received $6.6 million from the exercise of options and warrants, and we used $1.6 million to repurchase 370,100 shares of our common stock.

Back to Contents

We issued notes payable in connection with our acquisition of Virtual Internet in March 2002. As of December 31, 2002 the dollar value of those notes was $9.6 million. The notes are repayable at the option of the holders at any time until June 30, 2003, at which time they mature.

Although we have no material commitments for capital expenditures or other long-term obligations, other than lease obligations for office space, we anticipate that we will increase our capital expenditures in connection with several ongoing and planned projects to enhance our systems. Additional capital expenditures could arise in connection with the potential addition of new products and services or additional co-location facilities.

We currently anticipate that our operating expenses will continue to represent a material use of our cash resources. We believe that our existing cash and anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Under an agreement with ICANN, RegistryPro, our wholly owned subsidiary, is obligated to launch the .pro top level domain. We have committed to provide up to $8.5 million in funding and other non-cash contributions to RegistryPro for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, we do not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, our contributions for these purposes could be less than $8.5 million. Through December 31, 2002 we had contributed approximately $1.6 million in cash, and had also made non-cash contributions. We incurred $1.0 million of startup costs for RegistryPro in 2002, and we anticipate additional net losses from RegistryPro in 2003.

A summary of our contractual cash obligations for operating leases as of December 31, 2002 is as follows:

Year ending December 31,	(in thousands)
2003	$1,365
2004	1,043
2005	878
2006	903
2007	850
Thereafter	1,649

Total contractual cash obligations	$6,688

The Board of Directors has authorized the repurchase of up to $10.0 million of our Common Stock through October 2004, and we have purchased 370,100 shares for a total of $1.6 million through December 31, 2002. Purchases under the stock repurchase program may be made from time to time in the open market, through block trades or otherwise. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time or from time to time without prior notice.

We have hired advisors in connection with the unsolicited acquisition proposals we received in January 2003. Although the fees payable to the advisors and the related expenses are not yet determinable, we expect that such fees and expenses will be significant. In addition, in connection with our restructuring program we have been reviewing our operations, including the ongoing capital requirements of our business. While we are unable to predict the outcome of this review, the utilization of a significant portion of our cash and marketable securities is a possible result.

Back to Contents

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than one year. Accordingly, the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At December 31, 2002 the fair value of our investments in publicly traded stocks was $0.3 million. We did not have any foreign currency hedging or derivative instruments at December 31, 2002.

We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. While we have no present intention of utilizing derivative financial instruments in the future, it is possible that we may enter into such transactions or similar transactions. At December 31, 2002 we had no long-term debt.

Our consolidated financial statements are denominated in U.S. dollars. We derived 7% of our net revenues for the year 2002 from operations outside of the United States. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency.  We are also exposed to foreign exchange rate fluctuations, primarily with respect to the Euro and the Canadian Dollar, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, such financial results, when translated into U.S. dollars, may vary from expectations and may adversely impact our operating results and our net income (loss).

Back to Contents

Item 8. Financial Statements and Supplementary Data.

Back to Contents

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Register.com, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Register.com, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 14, 2003

Back to Contents

REGISTER.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2002	2001

Assets:
Current Assets:
Cash and cash equivalents	$50,557	$61,932
Short-term investments	105,283	78,186
Accounts receivable, less allowance of $2,695 and $2,179, respectively	8,453	11,876
Prepaid domain name registry fees	15,457	13,845
Deferred tax asset, net	23,052	18,415
Other current assets	3,303	5,184

Total current assets	206,105	189,438
Fixed assets, net	8,450	8,036
Prepaid domain name registry fees, net of current portion	7,131	4,718
Other investments	396	396
Marketable securities	61,205	57,651
Goodwill and other intangible assets, net	2,317	8,550

Total assets	$285,604	$268,789

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$15,227	$15,817
Deferred revenue, net	55,617	53,029
Acquisition note payable	9,625	–

Total current liabilities	80,469	68,846

Deferred revenue, net of current portion	31,493	24,350

Total liabilities	111,962	93,196

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$.0001 par value, 5,000,000 shares authorized; none issued and outstanding at December 31, 2002 and 2001	–	–
Common stock—$.0001 par value, 200,000,000 shares authorized; 40,624,502 and 38,296,581 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	4	4
Additional paid-in capital	216,713	210,679
Unearned compensation	(1,376)	(3,007)
Accumulated other comprehensive income	2,179	1,386
Accumulated deficit	(43,878)	(33,469)

Total stockholders’ equity	173,642	175,593

Total liabilities and stockholders’ equity	$285,604	$268,789

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

REGISTER.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,
	2002	2001	2000

Net revenues	$106,288	$116,281	$86,110
Cost of revenues	35,299	34,790	23,869

Gross profit	70,989	81,491	62,241
Operating expenses:
Sales and marketing	31,222	33,532	47,311
Research and development	13,357	7,741	5,580
General and administrative (including non-cash compensation of $1,937, $1,771 and $2,173 respectively)	26,312	14,769	13,434
Amortization and writedown of goodwill and other intangibles	17,290	45,299	5,582

Total operating expenses	88,181	101,341	71,907

Loss from operations	(17,192)	(19,850)	(9,666)
Other income (expense), net	5,588	8,664	9,520
Gain on sale of investment	–	–	4,603

Income (loss) before provision for income taxes	(11,604)	(11,186)	4,457
Provision (benefit) for income taxes	(1,195)	10,401	4,187

Net income (loss)	(10,409)	(21,587)	270
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(595)	1,002	384
Gain on foreign currency translation	1,388	–	–

Comprehensive income (loss)	$(9,616)	$(20,585)	$654

Basic income (loss) earnings per share	$(0.26)	$(0.58)	$0.01

Diluted income (loss) earnings per share	$(0.26)	$(0.58)	$0.01

Weighted average number of shares outstanding:
Basic	40,046	37,424	31,394

Diluted	40,046	37,424	39,184

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

REGISTER.COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Compen-sation	Accumulated other comprehensive income	Accumu-lated Deficit	Total

	Shares	Amount	Shares	Amount

Balance at January 1, 2000	4,694,333	$–	21,065,047	$2	$36,710	$(2,647)	$–	$(12,152)	$21,913
Sale and issuance of common stock	–	–	5,222,279	1	115,293	–	–	–	115,294
Issuance of common stock for acquisitions			4,658,308	1	47,428				47,429
Conversion of exchangeable preferred stock to common stock	(4,694,333)	–	4,694,333	–	–	–	–	–	–
Issuance of compensatory stock options	–	–	–	–	3,895	(3,895)	–	–	–
Issuance of shares for the Employee Stock Purchase Plan	–	–	33,619	–	200	–	–	–	200
Amortization of unearned compensation	–	–	–	–	(81)	2,254	–	–	2,173
Exercise of stock options, inclusive of related tax benefit	–	–	427,457	–	893	–	–	–	893
Exercise of warrants	–	–	722,238	–	339	–	–	–	339
Net unrealized holding gain in marketable securities	–	–	–	–	–	–	384	–	384
Net income	–	–	–	–	–	–	–	270	270

Balance at December 31, 2000	–	–	36,823,281	4	204,677	(4,288)	384	(11,882)	188,895
Issuance of shares for the Employee Stock Purchase Plan	–	–	66,774	–	399	–	–	–	399
Amortization of unearned compensation	–	–	–	–	(10)	1,771	–	–	1,761
Exercise of stock options, inclusive of related tax benefit	–	–	794,011	–	4,905	–	–	–	4,905
Exercise of warrants	–	–	570,428	–	208	–	–	–	208
Issuance of restricted stock	–	–	42,087	–	500	(490)	–	–	10
Net unrealized holding gain in marketable securities	–	–	–	–	–	–	1,002	–	1,002
Net income (loss)	–	–	–	–	–	–	–	(21,587)	(21,587)

Balance at December 31, 2001	–	–	38,296,581	4	210,679	(3,007)	1,386	(33,469)	175,593
Issuance of shares for the Employee Stock Purchase Plan	–	–	62,470	–	349	–	–	–	349
Amortization of unearned compensation	–	–	–	–		1,937	–	–	1,937
Exercise of stock options, inclusive of related tax benefit			1,537,899	–	6,969				6,969
Exercise of warrants	–	–	1,063,406	–	42	–	–	–	42
Issuance of restricted stock	–	–	34,246	–	306	(306)	–	–	–
Repurchase and retirement of treasury stock	–	–	(370,100)	–	(1,632)	–	–	–	(1,632)
Other comprehensive income:
Net unrealized holding loss on marketable securities	–	–	–	–	–	–	(595)	–	(595)
Foreign currency translation	–	–	–	–	–	–	1,388	–	1,388
Net income (loss)	–	–		–	–	–	–	(10,409)	(10,409)

Balance at December 31, 2002	–	$–	40,624,502	$4	$216,713	$(1,376)	$2,179	$(43,878)	$173,642

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

REGISTER.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2002	2001	2000

Cash flows from operating activities
Net income (loss)	$(10,409)	$(21,587)	$270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred revenues	1,864	(11,138)	56,415
Depreciation, amortization and writedown of goodwill and other intangible assets	21,802	48,829	7,696
Compensatory stock options and warrants expense	1,631	1,771	2,173
Deferred income taxes	(4,637)	2,339	(12,176)
Tax benefit from exercise of employee stock options	1,061	4,424	–
Changes in assets and liabilities affecting operating cash flows, net of acquisitions:
Accounts receivable	6,190	(5,280)	(4,080)
Prepaid domain name registry fees	(638)	2,715	(12,747)
Prepaid income taxes	–	3,774	(3,774)
Other current assets	2,730	(2,209)	(2,779)
Accounts payable and accrued expenses	(3,447)	612	917

Net cash provided by operating activities	16,147	24,250	31,915

Cash flows from investing activities
Capital expenditures	(3,247)	(2,195)	(9,027)
Deferred offering costs	–	–	390
Purchases of investments	(300,185)	(139,830)	(128,363)
Maturities of investments	270,416	118,463	19,723
Acquisitions, net	(9,359)	–	(11,943)

Net cash used in investing activities	(42,375)	(23,562)	(129,220)

Cash flows from financing activities
Issuance of notes payable	8,552	–	–
Repayment of notes payable	(219)	–	–
Net proceeds from issuance of common stock and warrants	6,605	1,088	116,550
Purchase of treasury stock	(1,632)	–	–
Principal payments on capital lease obligations	–	–	(33)

Net cash provided by financing activities	13,306	1,088	116,517

Effect of exchange rate changes on cash	1,547	–	–

Net increase (decrease) in cash and cash equivalents	(11,375)	1,776	19,212
Cash and cash equivalents at beginning of period	61,932	60,156	40,944

Cash and cash equivalents at end of period	$50,557	$61,932	$60,156

Supplemental disclosure of cash flow information:
Cash paid for interest	$123	$–	$15
Cash paid for income taxes	$1,731	$–	$25,262

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

REGISTER.COM, INC.
Notes to Financial Statements

1. Nature of Business And Organization

Nature of Business

Register.com, Inc. (the “Company” or “Register.com”) provides Internet domain name registration and other online products and services such as web-site creation tools, email, domain name forwarding and advertising.

The Company is an ICANN-accredited registrar of domain names. ICANN is an independent non-profit organization selected by the U.S. Department of Commerce to manage and oversee the domain name system.

In March 2000, the Company completed an initial public offering of 5,222,279 shares of its common stock and received net proceeds of $115.3 million (see Note 6).

In June 2000, the Company acquired Inabox, Inc., a developer of website creation software. In September 2000, the Company acquired Afternic.com, Inc., a secondary market exchange for domain names. In March 2002, the Company acquired Virtual Internet plc, which provides domain name registrations and online intellectual property management and protection services. See Note 13 for additional information.

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

Cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At most times, such cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has pledged $7.7 million and $7.4 million of its cash as of December 31, 2002 and 2001, respectively, as security deposits, primarily to support outstanding letters of credit. The Company has also deposited 6.0 million pounds sterling (approximately $9.6 million at December 31, 2002) in support of a bank guarantee of a like amount of notes payable in connection with the acquisition of Virtual Internet plc in March 2002 (see Note 13).

Back to Contents

Investments

The Company classifies its investments in debt securities as marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

Securities with maturities of less than one year are classified as current, and securities with maturities of greater than a year are classified as non-current.

Fixed assets

Depreciation and amortization is calculated using the straight-line method. Estimated useful lives are as follows: equipment, furniture and fixtures - three to five years; buildings - fifty years; leasehold improvements - shorter of the estimated useful life of each improvement or the lease term. The costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations as incurred.

Revenue recognition

The Company’s revenues are primarily derived from domain name registration fees, advertising and online products and services.

Domain name registration fees

Registration fees charged to end-users for registration services are recognized on a straight-line basis over the life of the registration term. A majority of end-user subscribers pay for services with credit cards for which the Company receives remittances from the credit card associations, generally within two business days after the sale transaction. A provision for estimated refunds to customers and chargebacks from credit card associations is recorded as a reduction of deferred revenue and accounts receivable. For many of our corporate customers who register domain names through our Corporate Services division and our Global Partner Network, we establish lines of credit based on credit worthiness. Referral commissions earned by participants in our Global Partner Network are deducted from gross registration revenue for presentation in our financial statements.

Online products and services

Revenue from other products and services is recognized on a straight-line basis over the period in which services are provided. Payments received in advance of services rendered are included in deferred revenue.

Back to Contents

Advertising

Advertising revenues are derived principally from short-term advertising contracts. Advertising revenues are recognized in the periods in which the advertisements are displayed, or the required number of impressions are achieved.

Deferred revenue

Deferred revenue represents the unearned portion of payments received and invoices rendered, net of provisions for estimated refunds to customers and chargebacks from credit card associations, and referral commissions for certain Global Partner Network partners.

Prepaid domain name registry fees

Prepaid domain name registry fees represent advance payments to registries for domain name registrations. Registry fees are amortized to expense on a straight-line basis over the terms of the registrations.

Research and development and software development costs

Research and development costs are charged to expense as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the product or service to the public, are capitalized and amortized to cost of revenues over the estimated useful life of the related product or service. Capitalized software development costs totaled $1.6 million and $0.2 million for the years 2002 and 2001, respectively.

Advertising costs

Advertising costs include media advertising, direct mail and other promotional activities, and are charged to expense as incurred. Advertising expense was $11.9 million, $15.5 million, and $36.7 million for the years 2002, 2001 and 2000, respectively.

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

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short-term nature of these instruments.

Back to Contents

Concentration of credit risk

Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across various industries and geographic areas. The Company has no derivative financial instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s most significant estimates relate to potential refunds to customers and chargebacks from credit card associations, the realizability of accounts receivable and deferred tax assets, the potential liability to credit card associations for penalties for excessive credit card chargebacks and refunds, potential liability for various matters in litigation, and the amortization period of intangible assets. Actual results could differ from management’s estimates. The markets for the Company’s products and services are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future realizability of the Company’s assets.

Stock based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company provides the disclosures required by SFAS 123, “Accounting for Stock-Based Compensation”.

The Company’s stock-based incentive plans are more fully described in Note 8. The following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share had compensation cost for the stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by SFAS 123. Since option grants awarded during 2002, 2001 and 2000 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

Back to Contents

	Year ended December 31,
	(in thousands, except per share data)
	2002	2001	2000

Net income (loss):
As reported	$(10,409)	$(21,587)	$270
Add: Stock-based employee compensation included in reported net income	$1,937	$1,771	$2,173
Deduct: Total stock-based employee compensation expense determined under the fair value based method	$(3,650)	$(5,157)	$(9,215)

Pro forma	$(12,122)	$(24,973)	$(6,772)
Net income (loss) per share:
As reported — basic and diluted	$(0.26)	$(0.58)	$0.01
Pro forma — basic and diluted	$(0.30)	$(0.67)	$(0.21)

Other disclosures required by SFAS 123 have been included in Note 8.

Net Income (loss) per share

The Company calculates earnings per share in accordance with SFAS 128, “Earnings Per Share.”

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share. Diluted net income per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common stock equivalents or the proceeds of exercises of options and warrants. Details of the calculation net income (loss) per share are as follows:

Back to Contents

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Net income (loss) per share - basic:
Net income (loss) available to common Shareholders	$(10,409)	$(21, 587)	$270

Weighted average shares - basic	40,046	37,424	31,394

Net income (loss) per share - basic	$(0.26)	$(0.58)	$0.01

Net income (loss) per share - diluted:
Net income (loss)	$(10,409)	$(21,587)	$270

Weighted average shares outstanding - basic	40,046	37,424	31,394
Diluted effect of stock options	606	2,292	2,429
Diluted effect of warrants	2,193	4,791	5,361

Weighted average shares - diluted	42,845	44,507	39,184

Net income (loss) per share - diluted	*	*	$0.01

* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, diluted net loss per share is the same as basic net loss per share.

Comprehensive income

The Company follows SFAS 130, “Reporting Comprehensive Income”. This statement requires that items of comprehensive income be classified by their nature in the financial statements, with accumulated balances shown separately. The Company has chosen to present Comprehensive Income in the Consolidated Statements of Changes in Stockholders’ Equity.

The difference between net income and comprehensive income was $0.8 million for the year 2002, representing the net unrealized loss on marketable securities of $0.6 million, offset by an unrealized gain on foreign currency translation of $1.4 million. For the years 2001 and 2000, the difference between net income and comprehensive income was $1.0 million and $0.4 million, respectively, which represented the net unrealized gain on marketable securities.

Segment reporting

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, which established standards for reporting operating segments in annual financial statements, and related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment. Since revenues and long-lived assets outside of the United States are not deemed material, no separate disclosure is provided.

Goodwill and other intangibles

In June 2001, SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets” were issued. These statements became effective for the Company on January 1, 2002 with respect to business combinations completed on or after June 30, 2001.

Under SFAS 142, effective January 1, 2002 goodwill is no longer subject to amortization. Management evaluates the recoverability of the carrying amount of intangible assets annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Current and estimated future profitability, undiscounted cash flows, and the total market value of the company’s common stock compared with the carrying value of stockholders’ equity, are the primary indicators used to assess the recoverability of intangible assets. (See Note 13).

Back to Contents

Following is a reconciliation of net income (loss) between the historical amounts reported for years 2001 and 2000, and the adjusted amounts reflecting this new accounting standard:

	Year 2001	Year 2000

	(in thousands, except per share amounts)
Net income (loss):
Reported net income (loss)	$(21,587)	$270
Amortization of goodwill and other intangibles	12,799	5,582

Adjusted net income (loss)	$(8,788)	$5,852

Basic net income (loss) per share:
Reported basic net income (loss) per share	$(0.58)	$0.01
Amortization of goodwill and other intangibles per share	0.34	0.18

Adjusted basic net income (loss) per share	$(0.23)	$0.19

Diluted net income (loss) per share:
Reported diluted net income (loss) per share	$(0.58)	$0.01
Amortization of goodwill and other intangibles per share	0.34	0.14

Adjusted diluted net income (loss) per share	$(0.23)	$0.15

Long-lived assets (excluding Goodwill)

The Company evaluates potential impairment of long-lived assets (excluding goodwill) whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flow expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Fair value is determined based upon discounted cash flows or appraised values, depending on the nature of the asset. To date, the Company has identified no such impairment losses.

Recent accounting pronouncements

SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002, requiring that costs associated with exit or disposal activities be recognized when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. Examples of covered costs are lease termination and certain employee severance. SFAS 146 is applicable to exit or disposal activities initiated after December 31, 2002.

Back to Contents

SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123” was issued in December 2002, providing for alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation.

Reclassification

For comparative purposes, certain amounts in the financial statements of prior periods have been reclassified to conform to the current year’s presentation.

3. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2002	2001
	(in thousands)
Computer equipment	$14,606	$11,011
Furniture and fixtures	426	306
Office equipment	631	417
Building	512	–
Leasehold improvements	2,904	2,483

	19,079	14,217
Less: accumulated depreciation and amortization	(10,629)	(6,181)

Fixed assets, net	$8,450	$8,036

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2002	2001
	(in thousands)
Trade accounts payable	$1,095	$5,660
Accrued compensation and benefits	2,519	3,698
Accrued registry fees and related costs	3,264	2,868
Penalties for excessive credit card chargebacks and refunds (Note 14)	3,739	–
Accrued advertising expense	1,627	178
Accrued professional fees	878	1,028
Other	2,105	2,385

	$15,227	$15,817

Back to Contents

5. Investments

As of December 31, 2002 and 2001, short-term investments and marketable securities consisted of the following:

2002 (in thousands)	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross unrealized Holding Losses

Short-term investments:
Municipal debt obligations	$95,327	$94,872	$457	$(2)
Certificates of deposit	9,956	9,956	–	–

Total short-term investments	$105,283	$104,828	$457	$(2)

Marketable securities
Municipal debt obligations	$60,887	$60,404	$486	$(3)
Equity securities	318	470	–	(152)

Total marketable securities	$61,205	$60,874	$486	$(155)

2001 (in thousands)	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses

Short-term investments:
Municipal debt obligations	$38,913	$39,288	$–	$(375)
Corporate debt securities	34,266	34,971	–	(705)
International debt obligations	5,007	5,123	–	(116)

Total short-term investments	$78,186	$79,382	$–	$(1,196)

Marketable securities
Municipal debt obligations	$57,651	$57,788	$69	$(206)

The Company classifies its existing debt securities as marketable securities in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are calculated based on the specific identification method. Net unrealized holding gains of $0.8 million and $1.4 million on these securities are included in accumulated comprehensive income at December 31, 2002 and 2001, respectively.

Other investments at December 31, 2002 represents a $0.4 million investment in Afilias USA, Inc., the registry for the .info generic top level domain.

6. Stockholders’ Equity

Common Stock

In March 2000, the Company sold 5,222,279 shares of common stock in an initial public offering. Net proceeds were approximately $115.3 million, after underwriting discount and other offering expenses. At the time of the initial public offering, all of the Company’s preferred stock automatically converted into 4,694,333 common shares.

During 2001, the Company issued 56,377 shares of restricted stock to employees at exercise prices ranging from $0.00 to $11.49 per share. The Company recorded $0.5 million as deferred compensation, representing the fair value of the restricted stock at the date of issuance, which is being amortized to expense over the three-year vesting period of the grants.

Back to Contents

Preferred Stock Purchase Rights

In October 2002, the Company declared a dividend distribution of one preferred share purchase right (the “Right”) for each outstanding share of the Company’s Common Stock, to stockholders of record at the close of business on November 12, 2002. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock (“Series A Preferred”) at a price of $32.00 per Unit. The Rights, which expire on November 12, 2012, will only become exercisable upon distribution. Distribution of the Rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an “Acquiring Person”), or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15% or more of the outstanding shares of the Company’s Common Stock. Under specified circumstances, the holders of the Rights, other than the Acquiring Person, would be entitled to receive, upon exercise of the Rights, Series A Preferred having a value equal to two times the exercise price of the Rights.

Voting

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

Treasury Stock Purchases

During 2002, the Company repurchased and retired 370,100 shares of its common stock for $1.6 million.

7. Warrants

Common shares issuable upon exercise of warrants outstanding at December 31, 2002 are as follows:

Issuance Date	Expiration Date	Shares Issuable Upon Exercise	Exercise Price Per Share

January 1998	January 2003	135,625	$0.36
January 1998	January 2003	135,625	$0.86
January 1998	June 2005	2,304,813	$0.97
April 1998	May 2003	102,085	$0.36
April 1998	May 2003	74,085	$0.86
September 1998	September 2008	1,500	$0.43
March 1999	March 2009	5,250	$0.57
March 1999	March 2004	185,490	$4.08
May 1999	May 2004	308,959	$4.08
June 1999	June 2009	5,250	$1.57
June 1999	June 2004	281,819	$3.43

Total shares and average exercise price		3,540,501	$1.55

Back to Contents

8. Stock Option Plans

Amended and Restated 2000 Stock Incentive Plan

The Company’s Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) supercedes the 1997 and 1999 Stock Option Plans. The 2000 Plan permits grants of incentive stock options, non-qualified stock options, and other equity-based awards. Incentive stock options and certain other awards may be granted only to employees, whereas non-qualified stock options and certain other awards may be granted to employees, non-employee directors, and consultants. The number of shares reserved for issuance under the 2000 Plan is automatically increased on the first trading day of each calendar year by 2% of the total number of shares of common stock outstanding on the last trading day of the prior calendar year, up to a maximum annual increase of 1,750,000 shares. On January 2, 2003, 2002, and 2001 the number of shares reserved for issuance increased by 812,490, 765,932, and 735,408, respectively. Accordingly, the maximum aggregate number of shares reserved for issuance under the 2000 Plan as of January 2, 2003 was 9,663,830.

The Compensation Committee determines the exercise price and other terms of options and other awards (except automatic option grants to non-employee directors) under the 2000 Plan. All non-employee Board members, other than 3% Stockholders, are automatically granted an option to acquire 25,000 shares of common stock on the date of initial election or appointment to the Board, which option exercise price will equal the fair market value of the Company’s common stock on the date of grant, and which vests in annual installments over two years. In addition, each non-employee Board member, other than 3% Stockholders, who continues to serve as a director on the date of each regularly scheduled quarterly meeting of the Board will receive an option grant to purchase 2,500 shares of common stock on each such meeting date at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Each 2,500 share option grant will vest upon the optionee’s completion of one year of board service measured from the grant date. 3% Stockholder means a non-employee Board member who, as of March 3, 2000, directly or indirectly, owned stock possessing at least 3% of the total combined voting power of the outstanding securities of the Company (or any Parent or Subsidiary) or was affiliated with or was a representative of such a 3% or greater stockholder and is compensated for his/her membership on the Board of Directors by any such 3% or greater stockholder.

Back to Contents

Stock option activity under the 2000 Plan is summarized as follows:

	Number of shares	Weighted Average Exercise Price

Outstanding at January 1, 2000	1,492,435	$1.01
Granted	3,501,674	23.81
Exercised	(420,590)	0.84
Forfeited	(999,087)	15.44

Outstanding at December 31, 2000	3,574,432	19.00
Granted	2,674,088	8.92
Exercised	(356,550)	1.07
Forfeited	(1,079,895)	18.57

Outstanding at December 31, 2001	4,812,075	14.56
Granted	3,038,827	6.47
Exercised	(286,834)	1.19
Forfeited	(1,691,907)	11.10

Outstanding at December 31, 2002	5,872,161	$12.18

Options available for future grant as of December 31, 2002	1,733,732

Details of options outstanding under the 2000 Plan at December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2002	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price

$ 0.17 - $ 4.43	920,727	8.84	$3.66	191,782	$1.80
$ 4.45 - $ 4.45	600,000	9.90	$4.45	12,500	$4.45
$ 4.51 - $ 6.55	596,746	8.43	$5.92	198,351	$6.28
$ 7.00 - $ 8.30	599,090	8.92	$7.47	119,746	$7.44
$ 8.52 - $ 8.72	200,962	6.17	$8.58	51,082	$8.59
$ 8.76 - $ 8.76	736,022	9.34	$8.76	37,543	$8.76
$ 8.81 - $11.45	603,930	8.61	$10.13	169,993	$10.19
$11.50 - $24.00	710,796	7.78	$15.68	507,395	$16.13
$26.40 - $38.40	606,411	7.20	$32.43	475,829	$31.33
$40.88 - $58.06	297,477	7.42	$41.60	178,708	$41.65

$0.17 - $58.06	5,872,161	8.49	$12.18	1,942,929	$18.31

Back to Contents

Prior to completion of the initial public offering in March 2000, the fair value of option grants to employees was estimated using the minimum value method of the Black-Scholes option-pricing model, which assumes no volatility of the stock price. The fair values were based on assumptions derived from information provided by the Company’s management. Changes in the information would affect the assumptions and the fair values derived from the assumptions. Subsequent to the initial public offering, volatility assumptions have been utilized. The assumptions used to determine the fair value of option grants to employees in 2002, 2001 and 2000 were as follows:

	Year Ended December 31,
	2002	2001	2000

Risk free interest rate	3.8%	4.5%	6.2%
Expected lives (years)	5	5	5
Expected dividends	0%	0%	0%
Volatility	68%	80%	0% to 100%

The fair value of options and warrants (see Note 7) granted to non-employees is estimated using the Black-Scholes option pricing model. The fair values were based on assumptions derived from information provided by the Company’s management. Changes in the information would affect the assumptions and the fair values derived from the assumptions. The assumptions used to determine the fair value of grants to non-employees in 2001 and 2000 were as follows: risk free interest rate of 3.8%, 4.5%, and 6.2% respectively; expected lives of 5 to 10 years; expected dividends of 0%; and volatility of 68%, 80%, and 100%, respectively.

The weighted average exercise prices and the fair values at grant dates of options granted during 2002, 2001 and 2000 were as follows:

	Year Ended December 31,
	2002		2001		2000

	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value

Options granted to employees and consultants:
Exercise price less than fair value of stock on grant date	–	–	$0.01	$9.19	$12.86	$6.57
Exercise price equal to fair value of stock on grant date	$6.47	$6.47	$8.92	$8.92	26.82	16.86
Exercise price greater than fair value of stock on grant date	–	–	–	–	24.17	2.10

9. Employee Stock Purchase Plan

An Employee Stock Purchase Plan (the “Plan”), became effective on March 3, 2000, through which employees may purchase shares of common stock through payroll deductions up to 10% of eligible compensation. The price paid by the employee is 85% of the fair market value on the offering date or the last day of the purchase period. There are two 6-month purchase periods per year commencing May 1 and November 1. A total of 350,000 shares was initially reserved for purchase under the Plan. The number of shares reserved for issuance is automatically increased on the first trading day of January of each year by 0.25% of the total shares of common stock outstanding on the last trading day of the prior calendar year. In January 2003, 2002 and 2001, the number of shares reserved for issuance increased by 101,561, 95,741, and 91,926 shares, respectively. Shares issued under the Plan were 62,470 and 66,774 during 2002 and 2001, respectively.

Back to Contents

10. Related Party Transactions

Booz Allen & Hamilton Inc.

In October 2000, the Company entered into a consulting arrangement with Booz Allen & Hamilton Inc. (“Booz Allen”). Under the terms of this agreement, Booz Allen provided the Company with consulting services over a ten-week period for a fee of $0.6 million. Reginald Van Lee, a member of the Company’s Board of Directors, is a Partner at Booz Allen.

11.Income Taxes

Temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in a net deferred tax asset of $23.1 million and $18.4 million at December 31, 2002 and 2001, respectively.

The provision for income taxes for the years 2002, 2001 and 2000 consists of the following:

	December 31,
	2002	2001	2000

		(in thousands)
Current provision:
Federal	$2,395	$5,634	$10,980
State	1,046	2,252	3,670

Total current	3,441	7,886	14,650

Deferred provision (benefit):
Federal	(3,620)	1,513	(8,767)
State	(1,016)	1,002	(1,696)

Total deferred	(4,636)	2,515	(10,463)

Total provision (benefit)	$(1,195)	$10,401	$4,187

The current provision in the above schedule excludes the effect of tax deductions related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options.  Under SFAS 109, tax benefits resulting from the foregoing are treated as an increase in stockholders’ equity.  On a tax-return basis, after giving effect to such tax deductions, the Company expects to have a taxable loss for the year 2002 and accordingly, the Company has recorded a tax receivable of approximately $1.2 million which is included within accounts payable and accrued expenses.

Back to Contents

The components of the net deferred tax asset were as follows:

	December 31,
	2002	2001

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,142	$811
Accrued expenses	184	169
Depreciation and amortization	323	289
Unrealized gain	–	202
Stock-based compensation	(55)	6
Deferred revenue	25,874	23,034
Credit card penalties	1,584	–

Total deferred tax asset	29,052	24,511

Deferred tax liabilities
Prepaid domain name registry fees	6,101	5,712
Allowance for returns	(357)	384
Deferred commissions	40	–
Restricted stock	216	–

Total deferred tax liabilities	6,000	6,096

Net deferred tax asset	$23,052	$18,415

The income tax provision (benefit) in the Statement of Operations differs from income tax provision (benefit) determined by applying the statutory Federal income tax rate to the net income (loss) shown in the financial statements as a result of the following:

	Year ended December 31,
	2002	2001	2000

Tax provision (benefit) at Federal statutory rate	(35.0)%	(35.0)%	35.0%
State income tax benefit, net of Federal tax charge	0.6	(4.7)	4.0
Foreign tax rate differential	34.9	–	–
Tax exempt interest	(12.7)	–	–
Non-deductible amortization and writedown of goodwill and other intangible assets	26.1	152.4	79.7
Abandonment of Afternic business (Note 13)	(23.7)	–	–
Tax credits	(5.5)	–	–
Other permanent items	5.0	–	–
Valuation allowance	–	(19.8)	(24.8)

Tax provision (benefit) per statement of operations	(10.3)%	92.9%	93.9%

Back to Contents

12. Commitments

Operating leases

The Company leases office facilities under non-cancelable operating leases expiring through 2011. Future minimum lease payments are as follows:

Years ending December 31,	(in thousands)
2003	$1,365
2004	1,043
2005	878
2006	903
2007	850
Thereafter	1,649

Total minimum lease payments	$6,688

Rent expense for the years 2002, 2001 and 2000 was $1.5 million, $0.7 million and $0.4 million, respectively.

Employment agreements

In the normal course of business, the Company enters into employment agreements with certain executives of the company.

13. Acquisitions

In June 2000, the Company acquired all of the outstanding capital stock of Inabox, Inc. for $1.0 million cash and 280,019 shares of common stock. The total value of the transaction at the time of the acquisition was approximately $11.7 million. The acquisition was accounted for using the purchase method of accounting, and accordingly the purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets of $11.6 million, representing the excess of the purchase price plus transaction expenses over the fair value of assets acquired less liabilities assumed, was allocated to goodwill and other intangibles, to be amortized on a straight-line basis over a period of 39 months.

In September 2000, the Company acquired Afternic.com, Inc. for $10.0 million cash and 4,378,289 shares of common stock. A portion of the cash and stock was used to satisfy existing obligations of Afternic.com. The total value of the transaction at the time of the acquisition was approximately $47.9 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets of $47.9 million, representing the excess of the purchase price plus transaction expenses over the fair value of assets acquired, was allocated to goodwill and other intangibles, to be amortized on a straight-line basis over a period of 48 months.

Back to Contents

During 2001, due to significantly lower than expected demand for Afternic’s services experienced in the first year following the acquisition, as well as the fact that market conditions and attendant multiples used to estimate terminal values became and remained significantly depressed since the acquisition of Afternic, the Company concluded that an other than temporary impairment of goodwill has occurred. As a result, the Company recorded an impairment charge in the quarter ended September 30, 2001, in the approximate amount of $32.5 million. At December 31, 2001, there was a remaining balance of $8.6 million of goodwill and other intangible assets related to the acquisitions of Inabox and Afternic.

On March 8, 2002 the Company acquired Virtual Internet plc (“VI”) for £11.99 million (US $16.9 million at date of acquisition). VI, a U.K. based company, has operations in the United States and Europe and, at the time of acquisition, operated through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides domain name registration and online intellectual property management and protection services, and the Hosting division provided web-hosting services. In May 2002, we sold VI’s Hosting division for $0.5 million. VI shareholders, other than shareholders in certain jurisdictions outside of the U.K., elected to receive loan notes issued by the Company in exchange for their VI shares; $9.6 million of these loan notes were outstanding at December 31, 2002. These loan notes bear interest at a floating rate equal to LIBOR minus 1% (3.93% at December 31, 2002) and may be redeemed at the request of the holders at any time between September 8, 2002 and June 30, 2003, at which time they mature. The loan notes are guaranteed by Barclays Bank plc, whose guarantee is supported by a cash deposit by the Company of 6.0 million pounds sterling ($9.6 million at December 31, 2002). The cash portion of the VI acquisition was funded with the Company’s available cash resources.

For the year 2002, VI recorded revenue of $7.2 million, and incurred a loss of $10.5 million, which included a charge of $8.3 million related to an impairment of goodwill. The Company did not record a tax benefit in connection with that loss.

Presented below are the pro forma financial results for 2001 prepared under the assumption that the acquisition of VI and the disposition of its Hosting division had been completed as of January 1, 2001. These pro forma financial results include the following significant assumptions:

•	The acquisition was accounted for under the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets” as if adopted January 1, 2001. Intangibles with a US dollar equivalent of $2.4 million were identified, consisting primarily of trademarks, customer relationships and software technology with a weighted average life of 5.4 years. Goodwill with a US dollar equivalent of $8.6 million was recognized at the acquisition date. Goodwill and identified intangibles reflect the allocation of the excess of the acquisition cost over the fair value of the assets and liabilities acquired. To enhance comparability with financial results for 2002, the pro forma financial results for 2001, reflect no amortization of goodwill or intangible assets with an indefinite life.

•	The acquisition price of approximately $16.9 million was funded with the issuance of $8.5 million of floating rate notes and $8.4 million of cash. The floating rate notes had an assumed interest rate of 4.75% in 2001 and 0.90% in 2002. An increase of 0.25% in the average short-term interest rate would result in a change to interest expense of $21,000 on an annual basis.

Back to Contents

The exchange rates used in the translation of the historical financial results of VI from U.K. pounds to U.S. dollars for the years 2002 and 2001 were US $1.59 per U.K. pound in 2002, and US $1.44 per U.K. pound in 2001, respectively.

	Year ended December 31,
	Pro Forma (Unaudited)

(In thousands)	2002	2001

Net revenues	$108,016	$121,907
Net loss	$(11,082)	$(28,278)
Basic and diluted net loss per share	$(0.28)	$(0.76)

A breakdown of the Company’s intangible assets and the related amortization is:

	As of December 31, 2002

	Gross Book Value	Accumulated Amortization (in thousands)	Net Book Value

Intangible assets:
Software	$497	$135	$362
Tradename	113	15	98
Customer list	2,150	293	1,857

Total	$2,760	$443	$2,317

Projected amortization expense:
Year 2003	$543
Year 2004	$543
Year 2005	$407
Year 2006	$377
Year 2007	$377
Year 2008	$70

In September 2002 the Company made a decision to abandon its Afternic business. As a consequence of that decision, as well as negative industry and economic trends affecting the Company and the general decline in technology company valuations, including the valuation of the Company’s common stock, the Company performed an impairment analysis of the goodwill and intangible assets recorded in connection with its various acquisitions. Because the total market value of the Company’s common stock as of September 30, 2002 was lower than the book value of its stockholders’ equity, the Company recorded a goodwill impairment writedown of approximately $17.0 million in September 2002.

Back to Contents

14. Contingencies and Commitments

Litigation

In November 2001, the Company, its Chairman, President, Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the “Individual Defendants”), and Goldman Sachs & Co. and Lehman Brothers, Inc. two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the IPO. On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York.

Register.com has been named as a defendant in a lawsuit filed on May 2, 2002, which alleges that the Company’s SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. The Company’s SafeRenew program was implemented in January 2001 on an “opt-out basis” to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of the Company’s services agreement, at the time a covered registration comes up for renewal, the Company attempts to charge a registrant’s on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. The Company believes that the SafeRenew program was properly adopted as an effort to protect our customers’ online identities. Plaintiff seeks class certification and alleges violation of certain New York statutes as well as a breach of contract, money had and received and unjust enrichment. Plaintiff further seeks to enjoin the Company from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. The Company has moved to dismiss all causes of action in the complaint. This motion was argued to the Court on November 18, 2002 and the parties are awaiting a decision on that motion.

Back to Contents

On or about January 17, 2003, individual stockholders of the Company filed complaints in the Delaware Court of Chancery purporting to commence class action lawsuits against the Company and each of the individual members of the Company’s Board of Directors. The complaints were styled as Lanza v. Morten, et al (C.A. No. 20123) and Norton v. Morten, et al (C.A. No. 20124). The complaints allege, among other things, breaches of fiduciary duty by the directors in connection with certain publicly disclosed indications of interest in the acquisition of Company. The complaints further allege that the directors are not fulfilling their fiduciary duties in connection with their review and response to such indications of interest and seek an order requiring the defendants to, among other things, undertake an appropriate evaluation of the Company’s worth as a merger or acquisition candidate and to take all appropriate steps to effectively sell of the Company. Among other remedies, the complaints seek to enjoin the members of the Board from continuing their purported breaches of fiduciary duty and unspecified damages from the defendants.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Credit Card Penalties

The Company has experienced high rates of refunds to customers and chargebacks from credit card associations which have resulted in the assessment of financial penalties by two credit card associations. If the Company is unable to lower its refund and chargeback rates to levels deemed acceptable by the credit card associations, the Company could continue to face such penalties and may lose its rights to accept credit card payments from customers through one or more credit card associations. The Company had not previously incurred penalties from one of those associations until August 2002, at which time it was assessed a penalty of $0.3 million applicable to the year 2001. Under that association’s rules, additional potential penalties may be imposed at the discretion of the association. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, the Company accrued a $3.7 million charge to general and administrative expense in the year 2002 to cover what the Company estimates to be the potential penalties that could be imposed under that association’s rules for transactions through December 31, 2002. Any such potential penalties would be imposed on the Company’s credit card processor by the association, and under the Company’s contract with its processor, the Company is required to reimburse such penalties. The Company had previously posted a $1 million letter of credit with its processor as security for its potential obligations. If the penalty amount ultimately imposed is less than the maximum contractual amount, the Company would reverse any excess accounts accrued as a reduction of general and administrative expense at that time.

Commitments

The Company has committed to provide up to $8.5 million in funding and other non-cash contributions to its wholly owned subsidiary, RegistryPro, for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, the Company does not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, the Company’s contributions for these purposes could be less than $8.5 million. Through December 31, 2002 the Company had contributed approximately $1.6 million in cash, and had also made non-cash contributions.

Back to Contents

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Register.com, Inc.

In connection with our audits of the financial statements of Register.com, Inc. as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, which financial statements are included in the Form 10-K, we have also audited the financial statement schedule listed in Part II herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP
New York, New York
February 14, 2003

Back to Contents

Schedule II - Valuation and Qualifying Account

	Balance at Beginning of Period	Charged to Costs and Expense	Deductions	Balance at End of Period
For the year ended December 31, 2002:
Provision for doubtful accounts	$2,179	$2,608	$2,092	$2,695

For the year ended December 31, 2001:
Provision for doubtful accounts	$1,749	$430	$–	$2,179

For the year ended December 31, 2000:
Provision for doubtful accounts	$315	$1,434	$–	$1,749

Back to Contents

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Back to Contents

PART III

Item 10.   Directors and Executive Officers of the Registrant.

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position

Richard D. Forman	38	President, Chief Executive Officer and Director
Mitchell I. Quain	51	Executive Chairman of the Board of Directors
Dewain K. Cross	65	Director
Taher Elgamal, Ph.D.	47	Director
Peter A. Forman	41	Director
Stanley Morten	59	Director
Jim Rosenthal	39	Director
Reginald Van Lee	45	Director
Jonathan Stern	58	Chief Financial Officer
Walt Meffert, Jr.	37	Chief Technology Officer
Lori Faye Fischler	46	General Manager, Corporate Services - Europe
David W. Hirschler	41	General Manager, Global Web Services
Alan Kipust	41	Vice President, Operations
Jack S. Levy	33	Vice President, General Counsel and Secretary
Michael Pollack	38	General Manager, Corporate Services - U.S.

INFORMATION CONCERNING DIRECTORS

Richard D. Forman has been our Chief Executive Officer since March 1996 and our President since March 1998.  He has served as one of our directors since our inception in 1994 and as Chairman of the Board of Directors from May 1999 to September 2002.  Since 1994, Mr. Forman has served as the President of Lease On Line, Inc., a real estate brokerage and management firm.  In addition, Mr. Forman has managed real estate in the New York City area since August 1992.  Mr. Forman was formerly a consultant with Booz Allen & Hamilton, Inc. in its New York City and Sydney, Australia offices.  In 1987, Mr. Forman graduated from the University of Pennsylvania’s Management and Technology Program, and received his B.S. in Economics from the Wharton School of Business and B.S. in Electrical Engineering from the Moore School of Electrical Engineering.  In 1992, Mr. Forman received his M.S. in Real Estate from New York University.  Mr. Forman is the brother of Peter A. Forman, one of our directors and co-founders.

Back to Contents

Mitchell I. Quain has served as one of our directors since April 2001, as Chairman of our Board of Directors since September 2002, and as the Executive Chairman since November 2002.  Mr. Quain is a Principal at Charterhouse Group, a private equity firm.  He retired from ABN AMRO in December 2001, where he had served most recently as a Vice Chairman, having joined a predecessor company in 1997.  From June 1975 to May 1997, Mr. Quain was a Managing Director at Schroders plc.  He is currently a director of MagnaTek, Inc., Mechanical Dynamic, Inc., Strategic Distribution, Inc. and Titan International.  Mr. Quain received his B.S. in Electrical Engineering from the University of Pennsylvania in 1973 and his M.B.A. from Harvard Business School in 1975.

Dewain K. Cross has served as one of our directors since March 2003.  Mr. Cross served Cooper Industries, Inc., a diversified, worldwide manufacturer of electrical tools and products, in various financial capacities from 1966 until his retirement in 1995, including as Senior Vice President of Finance from 1980 to 1995, Vice President, Finance from 1972 to 1980 and as Director of Accounting and Taxation and Assistant Controller and Treasurer prior to that.  He is currently a director of Circor International, Inc. and Magnetek, Inc.  Mr. Cross has also been a member of the American Institute of Certified Public Accountants.  Mr. Cross received his B.B.A. from Clarkson University in 1961 and holds an AMP from Harvard University.

Taher Elgamal, Ph.D. has served as one of our directors since April 2002.  Dr. Elgamal is the Chief Technical Officer and Co-Chairman of the Board at Securify, Inc.  From 1998 to 2001,  Dr. Elgamal served as Securify’s Chief Executive Officer.  Dr. Elgamal was the Chief Scientist at Netscape Communications from April 1995 to June 1998.  He is currently a director of RSA Security, Inc., Phoenix Technologies, Hifn Inc. and ValiCert, Inc.  Dr. Elgamal received his B.S. in Electrical Engineering from Cairo University in 1981, and his M.S. and Ph.D. in Computer Science from Stanford University in 1984.

Peter A. Forman, our co-founder, has served as one of our directors since our inception in 1994.  Mr. Forman served as our President from our inception until March 1998 and as Chairman of the Board of Directors from our inception until May 1999.  Since January 1998, Mr. Forman has been a Managing Member of Forman Capital Management, which specializes in investing and assisting early stage financial and technology companies.  From February 1999 to July 2000, Mr. Forman served as President of WellSet, a consumer and commercial products manufacturing, marketing and distribution company.  From August 1983 to February 1999, Mr. Forman served as the Chief Executive Officer of Ben Forman & Sons, Inc., a wholesale consumer products manufacturer.  Mr. Forman received his B.S. in Economics from the Wharton School of Business in 1983.  Mr. Forman is the brother of the Company’s President and Chief Executive Officer, Richard D. Forman.

Stanley Morten has served as one of our directors since November 2002.  Mr. Morten, is a private investor with a focus on the biotechnology industry.  Beginning in 1968, Mr. Morten served various research, management and corporate finance functions at Wertheim & Co. until the firm’s acquisition by Schroders plc in 1994.  Mr. Morten was an Institutional Investor magazine-ranked analyst for ten consecutive years. His subsequent roles at Wertheim & Co. included Director of Research starting in 1982, General Partner starting in 1983, Executive Committee Member starting in 1988 and Equity Services Division Head starting in 1991.  He is currently a director of WPP Group, plc.  In 1977, Mr. Morten became a Chartered Financial Analyst.  Mr. Morten received his BA in Economics with honors from Lake Forest College in 1966 and his M.B.A. from Harvard Business School in 1968.

Back to Contents

Jim Rosenthal has served as one of our directors since August 2000.  He is the President of Television and New Media for New Line Cinema, a division of AOL Time Warner.  His responsibilities include TV Sales and Distribution, TV Development and Production, Licensing and Merchandising as well as managing the company’s online store and online auction site and overseeing web sites that promote the company’s films and properties.  He joined New Line in 1992 as head of Business Development.  Prior to joining New Line, Mr. Rosenthal was a Senior Associate at Booz Allen & Hamilton, where he focused on business strategy and new business evaluation for media and entertainment clients.  Mr. Rosenthal received his A.B. in Economics from Harvard College in 1985.

Reginald Van Lee has served as one of our directors since January 2000.  Mr. Van Lee joined Booz Allen & Hamilton, Inc. in 1984 and was elected a Vice President and Partner in 1993 and was elected Senior Vice President as of April 1, 2003.  Mr. Van Lee specializes in international business strategy and management of technology-driven companies in the global communications, media and technology industries.  Mr. Van Lee received his B.S. in Civil Engineering in 1979 and his M.S. in Civil Engineering in 1980 from the Massachusetts Institute of Technology.  In 1984, Mr. Van Lee received his M.B.A. from Harvard Business School.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Jonathan Stern has served as our Chief Financial Officer since June 2002.  From September 1998 to June 2002, Mr. Stern was Executive Vice President and Chief Financial Officer of Lexent Inc., a NASDAQ-listed infrastructure services company.  From September 1990 to September 1998, he was Vice President and Controller of International Specialty  Products Inc., a NYSE-listed specialty chemicals manufacturer.  Prior to that, he was Vice President and Controller of Western Union Corp., a NYSE-listed telecommunications provider.  Prior to that he was with Price Waterhouse & Co (now PricewaterhouseCoopers LLP).  Mr. Stern received a B.A. in Economics from Brooklyn College and an M.B.A. in finance from the Stern School of Business at New York University.  Mr. Stern is a Certified Public Accountant.

Walt Meffert, Jr. has served as our Chief Technology Officer since November 2001.  From October 1999 to November 2001, Mr. Meffert served as the Vice President of Enterprise Application Engineering at Macromedia, Inc.  From January 1998 to October 1999, Mr. Meffert served as the Director of the Electronic Commerce-Internet Center at Bell Atlantic where his responsibilities included information technology software development.  From 1990 to 1998, Mr. Meffert managed the Internet Consulting and Systems Integration team at General Electric Company.  Mr. Meffert received his B.S. in Computer Science from the University of Maryland in 1990 and his M.S. in Computer Science from The Johns Hopkins University in 1993.

Lori Faye Fischler has served as our General Manager of Corporate Services - Europe, since February 2003, after having served as Co-General Manager of Global Web Services from November 2002 to February 2003, General Manager of our Global Partner Network from July 2001 to November 2002, and Director of International Sales, Global Partner Network.  Ms. Fischler joined Register.com in June 2000 as part of the Company’s acquisition of Inabox, Inc., where she had served as Executive Vice President since September 1998.  From September 1995

Back to Contents

to April 1998, Ms. Fischler was a corporate partner in the law firm of Leavy Rosensweig & Hyman, where she specialized in representing clients in the cable television, Internet and telecommunications industries.  Ms. Fischler received a B.S. in Political Science and Psychology from Tulane University and her J.D. from Columbia Law School.

David W. Hirschler has served as our General Manager of Global Web Services since November, 2002, after having served as our General Manager of Retail since July 2001 and our Vice President of Global Marketing from December 2000 until July 2001.  From January 2000 to January 2001, Mr. Hirschler was the Vice President of Marketing for Vault.com, where he ran the company’s marketing and product development operations.  From June 1997 to December 2000, Mr. Hirschler was the Category Director of oral care products for Unilever where he ran the company’s domestic oral care division.  From January 1996 to June 1997, Mr. Hirschler was the Director of Marketing for Remy Cointreau S.A., where he managed the company’s liqueur business in North and South America.  Mr. Hirschler received his B.A. from the University of Rochester in 1983 and received his M.B.A. from the J.L. Kellogg School of Management at Northwestern University in 1988.

Alan Kipust has served as our Vice President of Operations since November 2002, and from February 2002 to November 2002, he served as a consultant to the Company in the area of operations.  From October 2000 to February 2002, Mr. Kipust was the President of Awards.com, a promotional product and employee recognition firm.  From May 1999 to October 2000, he was the Chief Operating Officer of Checkout.com, a movie and music content and commerce site and from July 1997 to May 1999, he was the Vice President of Operations at Genesis Direct, a direct marketing company with over 30 direct marketing brands.  Prior to joining Genesis Direct, Mr Kipust co-founded PaperDirect, a small business direct marketing firm that sells desktop publishing supplies.  Mr. Kipust received his B.S. from California State University – Northridge in 1985 and his M.B.A. from Pepperdine University in 1987.

Jack S. Levy has served as our Vice President, General Counsel and Secretary since August 2001 and was General Counsel and Secretary from October 1999 until August 2001.  From September 1996 until October 1999, Mr. Levy was an associate in the corporate department of Willkie Farr & Gallagher.  Mr. Levy received his B.A. in Government from Harvard College in 1992 and his J.D. from Columbia Law School in 1996.

Michael D. Pollack has served as our General Manager for Corporate Services Division - U.S. since July 2001.  From September 2000 to June 2001, Mr. Pollack was the Chief Operating Officer at Mindswift, a marketing services and software company.  From February 1999 to September 2000, Mr. Pollack worked in American Express’ Small Business Services Division as Vice President for the Internet Group, previously, and as Vice President of Corporate Strategic Planning and Business Development.  From May 1998 to February 1999, Mr. Pollack was Chief Operating Officer of Dispatch Management Services Corp., a same day delivery firm.  From August 1987 to May 1998, Mr. Pollack was a Consultant with Booz Allen & Hamilton.  Mr. Pollack received his B.A. in Computer Science from Princeton University and holds an M.B.A. from Stanford Graduate School of Business.

Back to Contents

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than ten percent of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock.  Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their 2002 Fiscal Year transactions in the Common Stock and their Common Stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2002 Fiscal Year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of greater than ten percent of our Common Stock.

Item 11.   Executive Compensation.

Executive Compensation

The following table provides certain summary information concerning the compensation earned for each of the last three years by the Company’s Chief Executive Officer and each of the four other most highly compensated executive officers of the Company who were serving as executive officers as of December 31, 2002.  In addition, Mr. Samant is also included in the table because he would have been among the four most highly compensated executive officers of the Company on the last day of the 2002 fiscal year had he remained an executive officer of the Company until the end of the year.  The listed individuals are hereinafter referred to as the “Named Executive Officers.”

Back to Contents

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards Underlying

Name and Principal Position	Year	Salary($)	Bonus($)	All Other Annual Compensation ($)		Restricted Stock Awards ($)	Securities Underlying Options	All Other Compensation ($)

Richard D. Forman	2002	277,885	—	32,055	(1)	—	150,000	—
President and Chief	2001	204,616	200,000	—		—	50,000	—
Executive Officer	2000	200,000	25,000	—		—	525,000	—

Jonathan Stern (2)	2002	129,808	80,800	—		—	350,000	—
Chief Financial Officer

Walt Meffert, Jr.(3)	2002	225,000	12,000	25,754	(4)	—	35,000	—
Chief Technology	2001	22,499	12,000	—		100,000	120,000	—
Officer

Jack S. Levy	2002	166,538	37,000	—			35,000	—
Vice President, General	2001	157,692	40,000	—		—	60,000	—
Counsel and Secretary	2000	121,811	25,000	75,000	(5)	—	70,875	—

Michael Pollack (6)	2002	200,000	10,000	6,988	(7)	—	14,000	—
General Manager,	2001	109,615	64,000	—		50,000	120,000	—
Corporate Services

Rajiv Samant (8)	2002	224,135	—	—		300,000	100,000	132,236	(9)
Chief Operating Officer	2001	118,269	75,000	—		200,000	350,000	—

(1)
In accordance with Richard Forman’s employment agreement with the Company, he is entitled to reimbursements for car expenses and other perquisites up to $20,000 per annum.  Also pursuant to Mr. Forman’s employment agreement with the Company, we reimbursed him for certain expenses which he incurred in connection with obtaining professional tax and financial planning advice.

(2)	Jonathan Stern started with us on June 11, 2002.

(3)
Walt Meffert, Jr. started with us in November 2001.  Mr. Meffert was issued a restricted stock award for 8,734 shares of Common Stock on December 20, 2001, at a purchase price of $0.0001 per share (par value) under our 2000 Plan.  The closing price per share was $11.35 on the grant date.  These shares are subject to our repurchase right which expires on November 12, 2004.  At December 31, 2002, the aggregate market value of these shares was $39,303.  Mr. Meffert is entitled to receive regular cash dividends paid on these shares.

Back to Contents

(4)
Consists of a reimbursement of $13,389 in connection with taxes due on the portion of Mr. Meffert’s restricted stock that vested in 2002, and the forgiveness of a portion of the loan made to Mr. Meffert in connection with his relocation.

(5)	Consists solely of special bonus payments paid under Mr. Levy’s employment agreement.

(6)
Michael Pollack started with us in June 2001.  Mr. Pollack was issued a restricted stock award for 5,587 shares on June 11, 2001, at a purchase price of $0.0001 per share (par value) under our 2000 Plan.  The closing price per share was $7.55 on the grant date.  These shares are subject to our repurchase right which expires on June 11, 2004.  At December 31, 2002, the aggregate market value of these shares was $25,141.50.  Mr. Pollack is entitled to receive regular cash dividends paid on these shares.

(7)	Consists of a reimbursement of taxes due on the portion of Mr. Pollack’s restricted stock that vested in 2002.

(8)
Rajiv Samant started with us in June 2001 and his employment was terminated on October 29, 2002.  His rate of annual salary in 2001 was $250,000.  Mr. Samant received two restricted stock awards under our 2000 Plan, both at a purchase price of $0.0001 per share (par value). The first was for 15,420 shares of our Common Stock on June 28, 2001, at which date the closing price per share was $12.97, and the second was for 34,247 shares on May 2, 2002, at which date the closing price per share as $8.76.  At December 31, 2002, the aggregate market value of these shares was $69,390.

(9)
In connection with our termination of Mr. Samant’s employment, we forgave the loan of $102,236 made in connection with his first restricted stock grant and we paid him $30,000 in severance.  Subsequent to Mr. Samant’s termination, we repurchased all of his restricted stock.

Back to Contents

Stock Option Grants

The following table contains information concerning the stock options granted to the Named Executive Officers during the year ended December 31, 2002.  All the grants were made under the Company’s 2000 Plan.  The Company has not granted any stock appreciation rights.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002

	Individual Grants

	Number of Shares Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)

Name					5%	10%

Richard D. Forman	150,000	4.9	$8.76	5/2/12	$826,368	$2,094,178
Jonathan Stern	150,000	5.0	7.48	6/11/12	704,398	1,784,382
	100,000	3.3	7.24	6/11/12	450,757	1,139,703
	100,000	3.3	4.72	6/11/12	290,595	732,900
Walt Meffert, Jr.	35,000	1.2	8.76	5/2/12	192,819	488,641
Jack S. Levy	35,000	1.2	8.76	5/2/12	192,819	488,641
Michael Pollack	14,000	0.5	8.76	5/2/12	77,128	195,457
Rajiv Samant (4)	100,000	3.3	8.76	5/2/12	550,912	1,396,118

(1)
The options shown in this table become exercisable in 42 equal monthly installments upon the optionee’s completion of each month of service commencing on the date six months after the date of grant.  In the event of certain change of control transactions of the Company, the options will become immediately exercisable if not assumed or replaced with comparable rights.

(2)	During 2002, the Company granted employees options to purchase an aggregate of 3,038,827 shares of Common Stock.

(3)
The potential realizable value is calculated based upon the term of the option at its time of grant.  It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price.

(4)	Mr. Samant’s employment with us was terminated on October 29, 2002. All of his options expired unexercised on January 29, 2003.

Back to Contents

Option Exercise and Year-End Values

The following table provides information, with respect to the Named Executive Officers, concerning the exercise of options during the 2002 Fiscal Year and unexercised options held by them at of the end of that fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the- Money Options at December 31, 2002 (2)

Name	Shares Acquired on Exercise (#)	Value Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard D. Forman	1,228,000	$4,939,601	451,189	273,811	$—	$—
Jonathan Stern	—	—	8,333	341,667	—	—
Walt Meffert, Jr.	—	—	24,523	130,477	—	—
Jack S. Levy	7,500	53,774	167,210	103,665	268,625	53,725
Michael Pollack	—	—	37,809	96,191	—	—
Rajiv Samant (3)	—	—	91,666	—	—	—

(1)	Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for those shares.

(2)
Based upon the market price of $4.50 per share, determined on the basis of the closing selling price per share of Common Stock on the Nasdaq National Market on December 31, 2002, less the option exercise price payable per share.

(3)	Mr. Samant’s employment with us was terminated on October 29, 2002. All of his options expired unexercised on January 29, 2003.

Director Compensation

The Board of Directors has a standing Audit Committee, Compensation Committee and Executive Committee. The following lists the primary responsibilities of each of these committees and their members.

Audit Committee

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities by reviewing the Company’s financial information, systems of internal controls and financial reporting process.  With the implementation of new rules by the SEC in accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee’s responsibilities have increased significantly to include, among other things, the appointment, compensation and oversight of the Company’s auditors.

Committee Members:  Stanley Morten, Dewain K. Cross and Taher Elgamal

Compensation Committee

The Compensation Committee advises the Chief Executive Officer and the Board of Directors on matters of the Company’s compensation philosophy and the compensation of executive officers and other individuals compensated by the Company, including among other things, annual salaries and bonuses and incentive compensation arrangements. The Compensation Committee is also responsible for the administration of the Company’s Employee Stock Purchase Plan (“ESPP”) and the 2000 Plan.

Back to Contents

Committee Members:  Jim Rosenthal and Reginald Van Lee

Executive Committee

The Executive Committee (i) reviews and makes recommendations to the Board of Directors regarding the Company’s strategy, (ii) monitors, supervises and assists the Chief Executive Officer in the management of the Company’s business operations and execution of its restructuring plan and (iii) makes recommendations to the Chief Executive Officer and the Board of Directors regarding organizational and other changes.

Committee Members:  Peter A. Forman, Richard D. Forman and Mitchell I. Quain

Prior to July 23, 2002, we paid our non-employee board members an annual fee of $4,000.  From July 23, 2002 until November 15, 2002, we also paid our non-employee directors an additional fee of $500 for each duly constituted regular or special meeting of the Board, Compensation Committee or Audit Committee that such director attended either in person or by teleconference, with such payments to a non-employee director not to exceed $14,000 per year.

Since November 15, 2002, we now pay our non-employee directors an annual fee of $30,000.  In addition, our non-employee Board members receive a $1,000 payment for each duly constituted regular or special meeting of the Board that they attend in person or by teleconference and a $500 payment for each duly constituted committee meeting that they attend in person or by teleconference (other than Executive Committee meetings).  The Chairman of the Audit Committee receives an additional annual payment of $10,000.  These payments were prorated for the remainder of 2002.  We currently do not provide additional compensation for special assignments of the Board of Directors.

Messrs. Richard Forman and Quain receive no additional compensation for serving as members of the Executive Committee.  Mr. Peter Forman, as the sole non-employee director on the Executive Committee, is compensated at a per diem rate of $800 for each day that he works as a member of the Executive Committee.

Under the Automatic Option Grant Program of the 2000 Plan, eligible non-employee Board members receive a series of option grants over their period of Board service.  Eligible non-employee Board members are non-employee Board members other than those who (i) as of March 3, 2000, directly or indirectly (including through an affiliate), owned three percent of our voting stock and (ii) are independently compensated for his or her Board membership.  Each eligible non-employee Board member will, at the time of his or her initial election or appointment to the Board, receive an option grant for 25,000 shares of Common Stock, provided such individual has not previously been in our employ, at an exercise price equal to the fair market value of our Common Stock on the close of business on the date of grant.  In addition, each eligible non-employee Board member who continues to serve will automatically be granted an option to purchase 2,500 shares of Common Stock on the date of each regularly scheduled quarterly Board meeting that occurs in a calendar quarter following the quarter of his or her initial election or appointment to the Board at an exercise price equal to the fair market value of our Common Stock on the close of business on the date of grant.  Each grant under the Automatic Option Grant Program will have a minimum term of ten years, subject to earlier termination upon the director’s cessation of service as a Board member.  Subject to the director’s continuing service on the Board, 50% of the initial 25,000-share option grant will vest upon the first anniversary of the individual’s becoming a director and 50% will vest upon the second anniversary; and each 2,500-share option grant will vest upon the director’s completion of one year of Board service measured from the grant date.  Each option will be immediately exercisable for any or all of the option shares.  However, any unvested shares purchased under the option shall be subject to repurchase by us, at the exercise price paid per share, upon the optionee’s cessation of Board service prior to vesting in those shares.

Back to Contents

In the event of a change of control or a hostile take-over, the options to purchase shares of Common Stock held by our directors at such time will automatically vest in full and any repurchase rights shall automatically terminate so that each such option may, immediately prior to the effective date of such change of control or hostile take-over, become fully exercisable.  Each option that is accelerated in connection with a change of control shall terminate upon the change of control, except to the extent assumed by our successor corporation or otherwise continued in full force and effect pursuant to the terms of the change of control.  Any such options that are assumed by our successor corporation shall be subject to adjustment, both as to the number of shares and as to the exercise price.  Each option that is accelerated in connection with a hostile take-over shall remain exercisable until its expiration date or sooner termination of the option term.  Upon the occurrence of a hostile take-over, our directors will have a thirty-day period in which to surrender their options in return for a cash distribution.

Stock Option Grants in 2002

On July 24, 2001, the Board of Directors approved five option grants under the Discretionary Option Grant Program of our 2000 Plan, each to purchase 2,500 shares of Common Stock, to each of Messrs. Jim Rosenthal, Mitchell I. Quain and Reginald Van Lee.  The first three of the five grants were made in 2001 and the remaining two grants were made on February 5 and April 16, 2002 at exercise prices per share of $8.09, and $8.60 respectively.  On October 23, 2001, the Board of Directors approved four option grants under the Discretionary Option Grant Program to Peter Forman, each to purchase 2,500 shares of Common Stock.  The dates and exercise prices of the grants made to Mr. P. Forman in 2002 are the same as those for the other non-employee directors.  All the options granted under the Discretionary Option Grant Program vest upon one year of Board service measured from the grant date.  The Board approved these grants to non-employee directors to be made in lieu of a single annual grant of options and to provide that such grants would be made to all non-employee Board members other than individuals who, as of March 3, 2000, directly or indirectly (including through an affiliate), owned three percent of the Company’s voting stock and who are independently compensated for their Board membership.

In addition, on April 16, 2002, the Board approved a discretionary option grant to Reginald Van Lee to purchase 35,000 shares of our Common Stock and a discretionary option grant to Jim Rosenthal to purchase 25,000 shares of our Common Stock, each with an exercise price of $8.65.  Subject to Messrs. Van Lee’s and Rosenthal’s continuing service as directors, fifty percent of these options will vest on April 16, 2003 and the remaining fifty percent will vest on April 16, 2004.  These options have a ten-year term, subject to earlier termination upon the optionee’s cessation of services as a Board member, and other terms consistent with the terms of options granted under the Automatic Option Grant Program of the 2000 Plan.

Back to Contents

In 2002, pursuant to the Automatic Option Grant Program of the 2000 Plan, we granted each of the directors listed below options to purchase 25,000 shares of our Common Stock upon his joining the Board of Directors.  Fifty percent of such options vest on the first anniversary of the director joining our Board of Directors and the remaining fifty percent vests on the second anniversary.

•	Taher Elgamal: granted on April 4, 2002 with an exercise price per share of $8.52.

•	Stanley Morten: granted on November 19, 2002 with an exercise price per share of $4.51.

•	Dewain K. Cross: granted on March 5, 2003 with an exercise price per share of $5.40.

We also granted each of our non-employee directors options to purchase 2,500 shares of our Common Stock in accordance with the Automatic Option Grant Program of the 2000 Plan on the following dates:

•	July 23, 2002 at an exercise price per share of $7.08; and

•	October 22, 2002 at an exercise price per share of $3.45

On September 29, 2002, in connection with Mr. Quain’s appointment as Chairman of the Board of Directors, we granted him options to purchase 50,000 shares of our Common Stock at an exercise price of $2.91 per share.  These options shall vest in full on September 29, 2003.

In connection with Mr. Quain’s letter agreement of employment, we granted him options to purchase 600,000 shares of our Common Stock at an exercise price of $4.50 per share on November 25, 2002.  These options shall vest and become exercisable in 48 equal monthly installments of 12,500 shares for as long as Mr. Quain remains a director on the Board, provided that (A) the option will accelerate and vest in full upon Mr. Quain’s death or permanent disability, or a change in control, which occurs at any time while Mr. Quain is serving as a director on the Board, and (B) in the event Mr. Quain is not reelected to the Board by our stockholders, the option will accelerate and vest as if Mr. Quain had continued to remain Executive Chairman or non-executive Chairman of the Board for the twelve-month period subsequent to his last date of service as a director, and provided further that the option will immediately terminate and cease vesting in the event that Mr. Quain’s employment is terminated for cause.  In connection with this letter agreement, Mr. Quain waived any rights or entitlement to any stock option grants or other benefits under the Automatic Option Grant Program of the 2000 Plan.

Each director and several executive officers are parties to an indemnification agreement that provides for indemnification and advancement of expenses to the fullest extent permitted by Delaware law, our Amended and Restated Certificate of Incorporation, and our Amended and Restated Bylaws.

Back to Contents

Employment Agreements with Named Executive Officers

We have entered into employment agreements with each of Richard D. Forman, our President and Chief Executive Officer; Jonathan Stern, our Chief Financial Officer; Walt Meffert, Jr., our Chief Technology Officer; Jack S. Levy, our Vice President, General Counsel and Secretary; and with Michael Pollack, our General Manager of Corporate Services—U.S.  In connection with Mr. Samant’s resignation, we entered into a Separation Agreement and General Release with him.

Richard D. Forman

Mr. Forman’s employment agreement with us became effective as of February 27, 2000 and had an initial term of 42 months, with automatic renewal for successive one-year terms unless we or Mr. Forman give notice of cancellation at least 90 days prior to the expiration of the agreement.  The agreement entitles Mr. Forman to receive a base salary of $200,000 per year, discretionary annual bonuses and fringe benefits such as medical and dental coverage, short and long term disability and life insurance.

In addition, we granted Mr. Forman stock options under our 2000 Plan to purchase up to 525,000 shares of Common Stock, of which:

•	options to purchase 175,000 shares have an exercise price of $26.40;

•	options to purchase 175,000 shares have an exercise price of $33.60; and

•	options to purchase 175,000 shares have an exercise price of $38.40.

These stock options are to vest in equal monthly amounts over a 42-month period, as long as Mr. Forman is employed by us.  The options with an exercise price of $26.40 vested in full on April 27, 2001; the options with an exercise price of $33.60 vested in full on June 27, 2002; and the options with an exercise price of $38.40 began vesting in equal monthly installments on June 27, 2002 and will vest in full on August 27, 2003.

The vesting of Mr. Forman’s stock options will accelerate in full upon the termination of Mr. Forman’s employment by us without cause or by him for good reason.  In addition, if his employment is terminated without cause or for good reason, Mr. Forman will be entitled to a lump-sum severance payment in an amount equal to one month’s base salary multiplied by the number of months remaining in the contract term or 12 months, whichever number is greater.  He would also be entitled to medical and dental benefits for himself and his eligible dependents under COBRA for a period of 18 months following the date of termination to be paid by the Company.  Mr. Forman is also entitled to an additional payment in order to compensate him for any “golden parachute” excise tax that he incurs as a result of receiving the severance payments and benefits provided for in the employment agreement.

In addition, if Mr. Forman’s employment is terminated without cause or for good reason, or due to his death or disability, he will be entitled to any earned but unpaid salary, as well as accrued but unused vacation, any unpaid bonus accrued prior to the date of termination, a pro rata bonus for the year in which the termination occurs, reimbursement for business expenses

Back to Contents

and any payments or benefits due under our policies or benefit plans.  Mr. Forman may terminate his employment upon one month’s written notice to us.

Mr. Forman is prohibited under his employment agreement from using or disclosing any of our confidential information at any time in the future and has assigned to us all rights to any inventions he develops during his employment that pertain to our business or that are developed during work time or using our material or facilities.  Mr. Forman is also prohibited from competing with us or soliciting any of our customers or employees during his employment and for a period of one year thereafter.

Jonathan Stern

We have a letter agreement with Mr. Stern which confirms the terms of his employment.  The letter agreement provides that his employment will be “at will” and may be terminated at any time by either party.  Mr. Stern is entitled to an annual salary of $250,000, which will be reviewed on an annual basis and an annual bonus of up to $150,000, which may be paid 50% in cash and 50% in fully-vested shares of Common Stock.  In connection with Mr. Stern’s employment with us, we granted him options to purchase an aggregate of 350,000 shares of Common Stock, of which:

•	options to purchase 150,000 shares have an exercise price of $7.48;

•	options to purchase 100,000 shares have an exercise price of $7.24; and

•	options to purchase 100,000 shares have an exercise price of $4.72.

These stock options began vesting on December 11, 2002 and vest in equal monthly amounts over a 42-month period, for as long as Mr. Stern is employed by us.  In the event that he is terminated without cause or resigns with good reason following a change in control, each option shall accelerate, vest and become exercisable in full on the effective date of his termination.

The letter agreement provides that if Mr. Stern’s employment with us is terminated without cause or for good reason at any time, he will receive his base salary in effect at the time of such termination or resignation for a period of six months from the date of such termination or resignation.  In addition, Mr. Stern’s medical coverage will be continued for such six month period at the Company’s expense.  Mr. Stern must give the Company thirty days written notice and opportunity to cure prior to resigning for good reason.

On March 8, 2003, we granted Mr. Stern options to purchase 50,000 shares of our Common Stock at an exercise price of $5.27 per share.  The options vest and become exercisable in 42 equal monthly installments commencing on September 8, 2003. In the event that he is terminated without cause or resigns with good reason following a change in control, this option shall accelerate, vest and become exercisable in full on the effective date of his termination.

Back to Contents

Walt Meffert, Jr.

We have a letter agreement dated October 8, 2001, as amended on November 26, 2002, with Mr. Meffert which confirms the terms of his employment.  The letter agreement provides that his employment will be “at will” and may be terminated at any time by either party.  Mr. Meffert is entitled to an annual salary of $225,000, which will be reviewed on an annual basis and an annual bonus of not less than $50,000.  Pursuant to this agreement, we granted Mr. Meffert options to purchase 120,000 shares of our Common Stock at an exercise price per share of $11.45.  These options began vesting on May 14, 2002 and vest ratably on a monthly basis for a period of 42 months.

On November 12, 2001, we issued Mr. Meffert 8,734 restricted shares of our Common Stock at a purchase price of $0.0001 per share.  These shares are subject to our repurchase right which expires on November 12, 2004.  In the event of our change in control, if our repurchase right is not assigned to our successor corporation, then immediately prior to such change in control, our repurchase right shall automatically lapse in its entirety and Mr. Meffert’s restricted shares shall vest in full.

The letter agreement also provides that we will loan Mr. Meffert up to $50,000, net of applicable taxes, in order to cover the costs of his relocation to New York.  The Company loaned $35,975 under this arrangement and will forgive the loan in three equal annual installments, which commenced on the first anniversary of Mr. Meffert’s start date, provided he remains employed by the Company.

On November 26, 2002, we amended Mr. Meffert’s letter agreement to provide that if Mr. Meffert’s employment with us is terminated without cause at any time, he will be entitled to receive his base salary for a period of twelve months from the date of his termination and medical and dental benefits under COBRA for a period of three months.

On March 8, 2003, we granted Mr. Meffert options to purchase 120,000 shares of our Common Stock at an exercise price of $5.27 per share.  The options vest and become exercisable in 42 equal monthly installments commencing on September 8, 2003. In the event that Mr. Meffert is terminated without cause before March 8, 2005 this option will accelerate, vest and become exercisable in full on the effective date of his termination.

Jack S. Levy

Mr. Levy’s employment agreement with us became effective as of October 11, 1999.  The agreement provides for a one-year term, followed by extensions of 45-day periods, unless terminated by either party.  Mr. Levy is entitled to an annual salary of at least $116,327 and received a signing bonus of $25,000.  Mr. Levy also received a $50,000 cash bonus in connection with the closing of our initial public offering and a $25,000 cash bonus at the one-year anniversary of the closing of our initial public offering.

We also granted Mr. Levy options to purchase up to 122,500 shares of our Common Stock at an exercise price of $1.43 per share.  These options began to vest in January 2000 in 41 monthly installments of 2,916 shares and a final monthly installment of 2,944 shares.  We also granted Mr. Levy options to purchase 52,500 shares of our Common Stock at an exercise price per share of $24.00.  These options began to vest on a monthly basis over a period of 42 months following the closing of our initial public offering.  The vesting of these options will accelerate upon the earlier of:

Back to Contents

•	our change in control, in which case vesting will accelerate to the six-month anniversary of the closing of the transaction; or

•	the termination of Mr. Levy’s employment by us without cause or by him for good reason following our change in control, in which case vesting will accelerate to the date of his termination.

If Mr. Levy’s employment is terminated by us without cause or by him for good reason following our change in control, the vesting of any of these options that would have vested through the expiration of the employment term had the termination not occurred will be accelerated to the date of the termination.  In addition, we would be required to pay Mr. Levy his salary until the scheduled expiration of his employment agreement.  If Mr. Levy’s employment is terminated due to death or for good cause, or a voluntary resignation, he will not be entitled to any compensation from us other than the payment of any accrued base salary, bonuses and benefits.

On March 8, 2003, we granted Mr. Levy 37,951 shares of restricted stock at a purchase price of $0.0001 per share.  These shares are subject to our repurchase right, which right lapses with respect to one quarter of the total shares granted on each of November 1, 2003, February 1, May 1, and August 1, 2004.  In the event of our change in control, and immediately prior to such change in control, our repurchase right shall automatically lapse in its entirety and Mr. Levy’s restricted shares shall vest in full.  Mr. Levy is entitled to receive regular cash dividends paid on these shares.

Michael Pollack

We have a letter agreement dated June 8, 2001 with Mr. Pollack which confirms the terms of his employment.  The letter agreement provides that his employment will be “at will” and may be terminated at any time by either party.  Mr. Pollack is entitled to an annual salary of $200,000, which will be reviewed on an annual basis and an annual bonus of up to $150,000.  If Mr. Pollack’s employment with us is terminated without cause at any time, he will be entitled to receive his base salary for a period of two months from the effective date of his termination.  Pursuant to this agreement, we granted Mr. Pollack options to purchase 120,000 shares of our Common Stock at an exercise price per share of $12.96.  These options began vesting on January 17, 2002 and vest ratably on a monthly basis for a period of 42 months.

On June 11, 2001, we issued Mr. Pollack 5,587 restricted shares of our Common Stock at a purchase price of $0.0001 per share.  These shares are subject to our repurchase right which expires on June 11, 2004.  In the event of our change in control, if our repurchase right is not assigned to our successor corporation, then immediately prior to such change in control, our repurchase right shall automatically lapse in its entirety and Mr. Pollack’s restricted shares shall vest in full.

Also on June 11, 2001 we loaned Mr. Pollack $17,277.82 for the payment of withholding taxes in connection with the grant of restricted shares.  The loan accrues interest at a rate of 3.93% per annum, compounded annually and becomes due and payable in full on June 11, 2004.  The Company will forgive the principal and interest due under the loan in three equal annual installments, which commenced on the first anniversary of Mr. Pollack’s start date, provided he remains employed by the Company.  Should Mr. Pollack’s employment be terminated by the Company without cause or by either the Company or Mr. Pollack with good reason, the unpaid principal and interest due under the loan shall be forgiven in full.

Back to Contents

Rajiv Samant

On November 18, 2002, we entered into a Separation Agreement and General Release with Mr. Samant.  Pursuant to the terms of this agreement, the Company paid Mr. Samant $30,000 in severance and forgave in full the principal and interest, $102,236, due under the loan the Company granted him for the payment of withholding taxes in connection with the grant of restricted shares when he joined the Company.

Executive Change in Control Severance Program

Effective March 8, 2003, the Company adopted the Executive Change in Control Severance Program pursuant to which the executive officers, other than Messrs. Richard Forman and Mitchell I. Quain, including each of the other Named Executive Officers, participate.  Under the terms of the program, if within one year following a change in control that occurs on or prior to May 31, 2004, a participant’s employment with the Company is terminated (1) by the Company other than for cause, by reason of the participant’s death or by reason of the participant’s disability or (2) by the participant within 90 days following an event constituting good reason, the participant will be entitled to separation benefits of 12 months’ base salary, subject to a participant’s execution and non-revocation of a release.

The program cannot be amended in any manner that is adverse to the interests of a participant or terminated within one year following the date of its adoption or following a change in control.  Any successor of the Company or its businesses will be bound by the terms of the severance program in the same manner and to the same extent that the Company would be obligated to perform its duties if no succession had taken place.  The cash severance benefits payable under the terms of the program will be reduced by other severance benefits payable under any plan, program, policy, practice, agreement or arrangement between the participant and the Company, but will not be reduced by the payment of any retention bonuses described below.

Change in Control Termination Letters

Effective March 8, 2003, the Company entered into agreements with, among others, Messrs. Levy, Meffert and Stern.  Under the terms of these agreements, each officer that is a party to this agreement will receive a payment equal to five months’ base salary within ten days after a voluntary termination during the 90-day period commencing 75 days after a change in control that occurs on or prior to May 31, 2004.  If such officer receives a payment under the Executive Change in Control Severance Program for voluntarily resigning for “good reason” under that program, the Executive Change in Control Severance Program, and not the Change in Control Termination Letters, will control.

Back to Contents

Any successor of the Company or its businesses will be bound by the terms of the severance program in the same manner and to the same extent that the Company would be obligated to perform its duties if no succession had taken place.

Retention Bonus Letters

Effective March 8, 2003, the Company entered into agreements with, among others, Messrs. Levy, Meffert and Stern.  Under the terms of the agreements, each officer that is a party to this agreement will receive a cash lump sum payment by August 15, 2003 if such officer remains employed with the Company through July 31, 2003, or, within ten days following the termination of employment, in the event that a change in control  occurs on or prior to July 31, 2003 and on or after the date of such change in control, such officer’s employment with the Company is terminated by the Company other than for cause, death or disability or, for certain officers, the officer voluntarily resigns for good reason or for any other reason giving rise to severance payments.

In order to be eligible to receive the retention bonus, each officer that is a party to this agreement has agreed not to disclose or use any confidential information.  Any successor of the Company or its businesses will be bound by the terms of the Retention Bonus Letter in the same manner and to the same extent that the Company would be obligated to perform its duties if no succession had taken place.

The retention bonuses for each of Messrs. Levy, Meffert and Stern will be, respectively, $42,500, $33,750 and $37,500.  Retention bonuses will not be set off by any payments under any of the other arrangements described above.

Compensation Committee Interlocks and Insider Participation

During the 2002 Fiscal Year, the Compensation Committee consisted of two directors, Jim Rosenthal  and Reginald Van Lee.  No interlocking relationship has existed between the members of the Company’s Compensation Committee and the board of directors or compensation committee of any other company.

Back to Contents

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of March 20, 2003, by (i) each director, (ii) the Named Executive Officers, (iii) all directors and executive officers as a group, and (iv) each entity that beneficially owns more than 5% of our Common Stock.  Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 575 Eighth Avenue, 8th Floor, New York, NY 10018.

	Shares Beneficially Owned**

	Number	Percent

Named Executive Officers
Richard D. Forman (1)	4,780,921	11.4%
Jonathan Stern (2)	49,999	*
Walt Meffert, Jr. (3)	51,830	*
Jack S. Levy (4)	239,154	*
Michael Pollack (5)	60,468	*
Directors
Dewain K. Cross	—	*
Taher Elgamal (6)	15,000	*
Peter A. Forman (7)	3,290,765	7.9
Stanley Morten	—	*
Mitchell I. Quain (8)	127,400	*
Jim Rosenthal (9)	70,000	*
Reginald Van Lee (10)	74,450	*
All directors and executive officers as a group (15 persons) (11)	9,006,264	20.7

Principal Stockholders
Royce & Associates, LLC (12)	3,745,700	9.2
Farallon Capital Management Partners (13)	2,040,000	5.0

*	Represents less than 1%.

**
Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of March 20, 2003 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.  Percentage ownership is calculated based on shares of our Common Stock outstanding as of March 20, 2003.  To the Company’s knowledge, except as disclosed in this table, no other stockholder beneficially owned more than 5% of the outstanding shares of Common Stock as of March 20, 2003.

(1)
Includes 2,986,113 shares of Common Stock held by RDF Ventures LLC, 37,800 shares of Common Stock held by the RDF 1999 Family Trust, warrants to purchase 699,717 shares of Common Stock at an exercise price of $0.97 per share, warrants to purchase 291 shares of Common Stock at an exercise price of $3.43 per share and currently exercisable options to purchase 525,000 shares of Common Stock at a weighted average price of $29.86 per share.

(2)	Includes currently exercisable options to purchase 49,999 shares of Common Stock at a weighted average price of $6.62.

Back to Contents

(3)
Includes currently exercisable options to purchase 42,976 shares of Common Stock at a weighted average price of $11.08 and a restricted stock grant of 8,734 shares, which shares are subject to our repurchase right that expires on November 12, 2004.

(4)
Includes currently exercisable options to purchase 201,103 shares of Common Stock at a weighted average price of $9.46 and a restricted stock grant of 37,951 shares, which shares are subject to our repurchase right, which right lapses with respect to one quarter of the total shares granted on each of November 1, 2003, February 1, May 1, and August 1, 2004.

(5)
Includes currently exercisable options to purchase 53,762 shares of Common Stock at a weighted average price of $12.78 and a restricted stock grant of 5,587 shares, which shares are subject to our repurchase right that expires on June 11, 2004.

(6)	Includes currently exercisable options to purchase 15,000 shares of Common Stock at a weighted average price of $8.53.

(7)
Includes 2,699,438 shares of Common Stock held by Forman Capital Management, LLC, warrants to purchase 548,247 shares of Common Stock at an exercise price of $0.97 per share, warrants to purchase 980 shares of Common Stock at an exercise price of $3.43 per share and currently exercisable options to purchase 10,000 shares of Common Stock at a weighted average price of $9.23.

(8)	Includes 7,400 shares held in trust for Mr. Quain’s children and currently exercisable options to purchase 110,000 shares of Common Stock at a weighted average price of $5.76.

(9)	Includes currently exercisable options to purchase 60,000 shares of Common Stock at a weighted average price of $12.68.

(10)	Includes currently exercisable options to purchase 74,450 shares of Common Stock at a weighted average price of $18.04.

(11)
Includes: Dewain K. Cross, Taher Elgamal, Richard D. Forman, Peter A. Forman, Stanley Morten, Mitchell I. Quain, Jim Rosenthal, Reginald Van Lee, Lori Faye Fischler, David W. Hirschler, Alan Kipust, Jack S. Levy, Michael Pollack, Walt Meffert, Jr. and Jonathan Stern.

(12)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 5, 2003.  Royce & Associates, LLC (“Royce”) is a registered Investment Advisor and has sole voting and dispositive power over these shares.  Royce’s principal business address is 1414 Avenue of the Americas, New York, NY 10019.

(13)
Based upon information provided to us by Farallon Capital Management Partners (“Farallon”) in February 2003, such shares were acquired after December 31, 2002. Farallon’s principal business address is One Maritime Plaza, San Francisco, CA 94111.

Back to Contents

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)	5,872,161	(2)	$12.18	3,022,587	(3)
Equity Compensation Plans Not Approved by Security Holders (4)	12,000		$1.13	—
Total	5,804,161		$12.16	3,022,587

(1)	Includes options to purchase shares under the following plans: the 2000 Plan and the ESPP.

(2)
Excludes purchase rights accruing under the ESPP, which has a shareholder approved reserve of 547,302 shares of Common Stock (639,228 shares of Common Stock as of January 1, 2003).  Under the ESPP, each eligible employee may purchase shares of Common Stock through payroll deductions of up to 10% of their eligible compensation.  The price paid by the employee is 85% of the fair market value on the offering date or the last day of the purchase period.  There are two 6-month purchase periods per year commencing May 1 and November 1.

(3)	Consists of shares available for future issuance under the 2000 Plan and the ESPP.

(4)
Consists of the following warrants to purchase shares of Common Stock issued prior to the Company’s initial public offering, pursuant to compensation arrangements with advisors: 1,500 shares at an exercise price of $0.43 per share, which expires September 21, 2008; 5,250 shares at an exercise price of $0.57 per share, which expires March 17, 2009; and 5,250 shares at an exercise price of $1.57 per share, which expires June 10, 2009.

Back to Contents

Item 13.  Certain Relationships and Related Transactions.

In August 2002, we purchased U.S. Open tickets from Industrial Manufacturing Institute LLC (“IMI”), a company which is controlled by Mr. Quain. We paid $61,875 for these tickets, which is the same amount as IMI’s purchase price. These tickets were used for entertaining and conducting business with key customers, vendors and partners.

On December 20, 2001 we loaned Walt Meffert, Jr., our Chief Technology Officer $39,394.26 for the payment of withholding taxes in connection with restricted shares we granted him on November 12, 2001.  The loan accrues interest at a rate of 3.93% per annum, compounded annually and becomes due and payable in full on November 12, 2004.  The Company will forgive the principal and interest due under the loan in three equal annual installments, which commenced the first anniversary of Mr. Meffert’s start date, provided he remains employed by the Company.  Should Mr. Meffert’s employment be terminated by the Company without cause or by either the Company or Mr. Meffert with good reason, the unpaid principal and interest due under the loan shall be forgiven in full.  In addition, we gave Mr. Meffert a $35,975 loan to cover his relocation costs when he joined the Company.  The Company will forgive the principal and interest due under the relocation loan in three equal annual installments, which commenced on the first anniversary of Mr. Meffert’s start date, provided he remains employed by the Company.

Item 14.  Controls and Procedures.

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

As previously disclosed, we have material weaknesses in our internal accounting controls.  These weaknesses may impair our ability to accurately record, track, and amortize deferred revenues and prepaid registry fees through our systems; to reconcile on a detailed transaction basis accounts receivable from credit card processors to our database of domain names; to reconcile completely on a detailed transaction basis invoices from registries to our database of domain names; and to generate accurate invoices to corporate customers.  To mitigate risks that might result from such material weaknesses, we have implemented a number of processes designed to ensure the accuracy, in all material respects, of our reported financial position and results of operation.  We are in the process of implementing new accounting system modules, including modules to perform certain reconciliations and to record, track, and amortize deferred revenues and prepaid registry fees, and new control processes in our Corporate Services group.  When fully implemented, these new financial system modules and control processes are expected to correct these weaknesses.

Back to Contents

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Consolidated Financial Statements.

The financial statements as set forth under Item 8 of this report are incorporated herein by reference.

2. Financial Statement Schedules.

The Valuation and Qualifying Account Schedule as set forth under Item 8 of this report is incorporated herein by reference.

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

3.1[y]	Amended and Restated Certificate of Incorporation.
3.2##	Certificate of Correction of Amended and Restated Certificate of Incorporation
3.3•	Amended and Restated Bylaws
3.4x	Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock
4.1*	Specimen common stock certificate.
4.2*	See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining the rights of holders of Common Stock.
4.3.1**	Registration Rights Agreement dated June 30, 1999.
4.3.2+	Registration Rights Agreement dated June 4, 2000.
4.3.3++	Registration Rights Agreement dated September 15, 2000.
4.5*
Certificate of designations, preferences and relative, participating, optional and other special rights of preferred stock and qualifications, limitations and restrictions of Series A Convertible Preferred Stock.

4.6.1*	Form of warrant to purchase common stock issued to Series A Convertible Preferred Stockholders.
4.6.4*	Form of warrant to purchase common stock issued to Niles H. Cohen and Zachary Prensky.
4.6.5*’	Form of Amended and Restated Common Stock Purchase Warrant -- Series A issued to Richard D. Forman, Peter A. Forman, Dan Levine and Capital Express LLC.

Back to Contents

Exhibit Number	Description
4.6.6*	Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated.
4.6.7*	Form of warrant to purchase common stock issued to consultants.
4.7.1*’	Employee Stock Option Certificate issued to Richard D. Forman.
4.8.1^^’	Stock Option Agreement, dated June 28, 2001, with Rajiv Samant.
4.8.2^^’	Stock Issuance Agreement, dated June 28, 2001, with Rajiv Samant.
4.9’¤	Stock Issuance Agreement, dated March 20, 2002, with Walt Meffert, Jr.
4.10o’	Stock Option Agreement with Jonathan Stern.
4.11o’	Stock Issuance Agreement, dated August 13, 2002, with Rajiv Samant.
4.12xx
Rights Agreement, dated as of October 28, 2002, between Register.com, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.

10.1*	1997 Stock Option Plan.
10.2*	1999 Stock Option Plan.
10.3.1+++	Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and Register.com, Inc.
10.3.2+	Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com, Inc.
10.4*	Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc. and Register.com, Inc.
10.5*	Lease between Pennbus Realties, Inc. and Forman Interactive Corp.
10.6*	2000 Stock Incentive Plan.
10.6.2¤	Amended and Restated 2000 Stock Incentive Plan (effective as of March 22, 2002).
10.7*	Employee Stock Purchase Plan.
10.8*’	Employment Agreement, dated November 15, 1995, with Richard D. Forman.
10.8.2*’	Employment Agreement, dated February 27, 2000, with Richard D. Forman.
10.9*’	Employment Agreement with Jack S. Levy.
10.10*	Marketing Agreement, dated as of May 21, 1999, with Staples, Inc.
10.11*	Joint Marketing and Distribution Agreement, dated as of June 25, 1999, with Concentric Network Corporation.
10.11.2+	Amendment No. 1, dated as of June 30, 2000, with Concentric Network Corporation.
10.15^^^’	Letter Agreement of Employment, dated June 11, 2001, with Rajiv Samant.
10.16^^^’	Promissory Note, dated July 24, 2001, with Rajiv Samant.
10.18’¤	Offer Letter, dated October 8, 2001, with Walt Meffert, Jr.
10.19’¤	Promissory Note, dated December 20, 2001, with Walt Meffert, Jr.
10.20	Lease between Yarmouth Area Industrial Commission and RCOM Canada, Corp.
10.21o’	Separation Agreement and General Release, dated June 7, 2002, with René M. Mathis.
10.22o’	Consulting Agreement, dated as of June 7, 2002, with René M. Mathis.

Back to Contents

Exhibit Number	Description
10.23o’	Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern.
10.24 † ’	Employment Agreement by and between Register.com and Mitchell Quain, dated November 25, 2002.
10.25’	Separation Agreement and General Release dated November 18, 2002, with Rajiv Samant.
10.26	Form of Indemnification Agreement between the Company and certain executive officers and directors.
10.27’	Amendment to Offer Letter with Walt Meffert, Jr. dated November 26, 2002.
10.28’	Offer Letter, dated June 8, 2001 with Michael Pollack.
10.29 Ë’	Promissory Note, dated June 11, 2001 with Michael Pollack.
10.30 ¥’	Stock Issuance Agreement with Michael Pollack.
10.31Þ’	Stock Option Agreement with Mitchell I. Quain.
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification of Richard D. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 31, 2003.
99.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 31, 2003.

*	Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533.
y	Incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533.
•	Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533.
**	Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-93533.
##	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000.
+	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000.
++	Incorporated by reference to the identically numbered exhibit of Registrant Current Report on Form 8-K dated September 29, 2000.
+++	Incorporated by reference to Exhibit 10.3 of Registration Statement No. 333-93533.
^	Incorporated by reference to the identically numbered exhibit of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
^^	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001.
^^^	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.
	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001.
o	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
x	Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated October 29, 2002.
xx	Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated October 29, 2002.

Back to Contents

†	Incorporated by reference to the identically numbered exhibit of Registrant’s Current Report on Form 8-K dated November 25, 2002.
Ë	Incorporated by reference to Exhibit d (9) of the Registrant’s Schedule T-O filed with the SEC on December 16, 2002.
¥	Incorporated by reference to Exhibit d (10) of the Registrant’s Schedule T-O filed with the SEC on December 16, 2002.
Þ	Incorporated by reference to Exhibit d (12) of the Registrant’s Schedule T-O filed with the SEC on December 16, 2002.
¤	Incorporated by reference to the identically numbered exhibit of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
’	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On September 29, 2002, we filed a Current Report on Form 8-K, Item 5 announcing that Mitchell Quain was appointed Chairman of the Board of Directors.

On October 29, 2002, we filed a Current Report on Form 8-K, Item 5 announcing the adoption of a stockholder rights plan.

On November 19, 2002, we filed a Current Report on Form 8-K, Item 5 announcing the appointment of Stanley Morten to the Board of Directors and Audit Committee.

On November 25, 2002, we filed a Current Report on Form 8-K, Item 5 announcing Mitchell Quain’s appointment as Executive Chairman and Jim Rosenthal’s appointment to the Audit Committee.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Register.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 4th day of April, 2003.

REGISTER.COM, INC.

By:	/s/ Richard D. Forman
Richard D. Forman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard D. Forman
Richard D. Forman	President, Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2003

/s/ Jonathan Stern
Jonathan Stern	Chief Financial Officer (Principal Accounting and Financial Officer)	April 4, 2003

/s/ Mitchell I. Quain
Mitchell I. Quain	Chairman of the Board of Directors	April 4, 2003

/s/ Dewain K. Cross
Dewain K. Cross	Director	April 4, 2003

/s/ Taher Elgamal
Taher Elgamal	Director	April 4, 2003

Back to Contents

/s/ Peter A. Forman
Peter A. Forman	Director	April 4, 2003

/s/ Stanley Morten
Stanley Morten	Director	April 4, 2003

/s/ Jim Rosenthal
Jim Rosenthal	Director	April 4, 2003

/s/ Reginald Van Lee
Reginald Van Lee	Director	April 4, 2003

Back to Contents

CERTIFICATIONS

I, Richard D. Forman, certify that:

1.     I have reviewed this annual report on Form 10-K of Register.com, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Back to Contents

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003	By:	/s/ Richard D. Forman
Richard D. Forman
President and Chief Executive Officer

Back to Contents

I, Jonathan Stern, certify that:

1.     I have reviewed this annual report on Form 10-K of Register.com, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Back to Contents

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003	By:	/s/ Jonathan Stern
Jonathan Stern
Chief Financial Officer

Back to Contents

Exhibit Index
Exhibit Number	Description
2.1++
Agreement and Plan of Merger and Reorganization, dated as of September 15, 2000, by and among Register.com, Inc., RCOM Acquisition Corp. II, Afternic.com, Inc., eXtraActive Incorporated and the Stockholders of Afternic.com, Inc. identified on Schedule 1 thereto.

3.1[y]	Amended and Restated Certificate of Incorporation.
3.2##	Certificate of Correction of Amended and Restated Certificate of Incorporation
3.3•	Amended and Restated Bylaws
3.4x	Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock
4.1*	Specimen common stock certificate.
4.2*	See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining the rights of holders of Common Stock.
4.3.1**	Registration Rights Agreement dated June 30, 1999.
4.3.2+	Registration Rights Agreement dated June 4, 2000.
4.3.3++	Registration Rights Agreement dated September 15, 2000.
4.5*
Certificate of designations, preferences and relative, participating, optional and other special rights of preferred stock and qualifications, limitations and restrictions of Series A Convertible Preferred Stock.

4.6.1*	Form of warrant to purchase common stock issued to Series A Convertible Preferred Stockholders.
4.6.4*	Form of warrant to purchase common stock issued to Niles H. Cohen and Zachary Prensky.
4.6.5*’	Form of Amended and Restated Common Stock Purchase Warrant -- Series A issued to Richard D. Forman, Peter A. Forman, Dan Levine and Capital Express LLC.
4.6.6*	Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated.
4.6.7*	Form of warrant to purchase common stock issued to consultants.
4.7.1*’	Employee Stock Option Certificate issued to Richard D. Forman.
4.8.1^^’	Stock Option Agreement, dated June 28, 2001, with Rajiv Samant.
4.8.2^^’	Stock Issuance Agreement, dated June 28, 2001, with Rajiv Samant.
4.9’¤	Stock Issuance Agreement, dated March 20, 2002, with Walt Meffert, Jr.
4.10o’	Stock Option Agreement with Jonathan Stern.
4.11o’	Stock Issuance Agreement, dated August 13, 2002, with Rajiv Samant.
4.12xx
Rights Agreement, dated as of October 28, 2002, between Register.com, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.

10.1*	1997 Stock Option Plan.
10.2*	1999 Stock Option Plan.
10.3.1+++	Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and Register.com, Inc.
10.3.2+	Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com, Inc.
10.4*	Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc. and Register.com, Inc.
10.5*	Lease between Pennbus Realties, Inc. and Forman Interactive Corp.
10.6*	2000 Stock Incentive Plan.
10.6.2¤	Amended and Restated 2000 Stock Incentive Plan (effective as of March 22, 2002).
10.7*	Employee Stock Purchase Plan.
10.8*’	Employment Agreement, dated November 15, 1995, with Richard D. Forman.
10.8.2*’	Employment Agreement, dated February 27, 2000, with Richard D. Forman.
10.9*’	Employment Agreement with Jack S. Levy.
10.10*	Marketing Agreement, dated as of May 21, 1999, with Staples, Inc.
10.11*	Joint Marketing and Distribution Agreement, dated as of June 25, 1999, with Concentric Network Corporation.
10.11.2+	Amendment No. 1, dated as of June 30, 2000, with Concentric Network Corporation.
10.15^^^’	Letter Agreement of Employment, dated June 11, 2001, with Rajiv Samant.
10.16^^^’	Promissory Note, dated July 24, 2001, with Rajiv Samant.
10.18’¤	Offer Letter, dated October 8, 2001, with Walt Meffert, Jr.
10.19’¤	Promissory Note, dated December 20, 2001, with Walt Meffert, Jr.
10.20	Lease between Yarmouth Area Industrial Commission and RCOM Canada, Corp.
10.21o’	Separation Agreement and General Release, dated June 7, 2002, with René M. Mathis.
10.22o’	Consulting Agreement, dated as of June 7, 2002, with René M. Mathis.

Back to Contents

Exhibit Number	Description
10.23o’	Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern.
10.24 † ’	Employment Agreement by and between Register.com and Mitchell Quain, dated November 25, 2002.
10.25’	Separation Agreement and General Release dated November 18, 2002, with Rajiv Samant.
10.26	Form of Indemnification Agreement between the Company and certain executive officers and directors.
10.27’	Amendment to Offer Letter with Walt Meffert, Jr. dated November 26, 2002.
10.28’	Offer Letter, dated June 8, 2001 with Michael Pollack.
10.29 Ë’	Promissory Note, dated June 11, 2001 with Michael Pollack.
10.30 ¥’	Stock Issuance Agreement with Michael Pollack.
10.31Þ’	Stock Option Agreement with Mitchell I. Quain.
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification of Richard D. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 31, 2003.
99.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 31, 2003.

*	Incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533.
y	Incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533.
•	Incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533.
**	Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-93533.
##	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000.
+	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000.
++	Incorporated by reference to the identically numbered exhibit of Registrant Current Report on Form 8-K dated September 29, 2000.
+++	Incorporated by reference to Exhibit 10.3 of Registration Statement No. 333-93533.
^	Incorporated by reference to the identically numbered exhibit of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
^^	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001.
^^^	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.
	Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001.
o	Incorporated by reference to the identically numbered exhibit of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
x	Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated October 29, 2002.
xx	Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated October 29, 2002.
†	Incorporated by reference to the identically numbered exhibit of Registrant’s Current Report on Form 8-K dated November 25, 2002.
Ë	Incorporated by reference to Exhibit d (9) of the Registrant’s Schedule T-O filed with the SEC on December 16, 2002.
¥	Incorporated by reference to Exhibit d (10) of the Registrant’s Schedule T-O filed with the SEC on December 16, 2002.
Þ	Incorporated by reference to Exhibit d (12) of the Registrant’s Schedule T-O filed with the SEC on December 16, 2002.
¤	Incorporated by reference to the identically numbered exhibit of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
’	Indicates management contract or compensatory plan or arrangement.