Form 10-Q
period 2003-03-31
REGISTER COM INC
filed 2003-05-13
CIK 1091284

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-29739

Register.com, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-3239091 (I.R.S. Employer Identification No.)

575 Eighth Avenue, 8th Floor, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2003 there were 41,207,312 shares of the registrant’s common stock outstanding.

Register.com, Inc.

FORM 10-Q

i

Back to Contents

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Register.com, Inc.

Consolidated Balance Sheet
(in thousands, except share amounts)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,986	$50,557
Short-term investments	101,607	105,283
Accounts receivable, less allowance of $2,603 and $2,695, respectively	9,220	8,453
Prepaid domain name registry fees	14,974	15,457
Deferred tax assets, net	23,082	23,052
Other current assets	5,149	3,303

Total current assets	214,018	206,105

Fixed assets, net	8,905	8,450
Prepaid domain name registry fees, net of current portion	7,921	7,131
Other investments	396	396
Marketable securities	50,251	61,205
Goodwill and other intangibles, net	2,136	2,317

Total assets	$283,627	$285,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,510	$15,227
Deferred revenue	57,273	55,617
Acquisition notes payable	5,256	9,625

Total current liabilities	77,039	80,469
Deferred revenue, net of current portion	31,075	31,493

Total liabilities	108,114	111,962

Commitments and contingencies
Stockholders’ equity
Preferred stock — $.0001 par value, 5,000,000 shares authorized; none issued and outstanding at March 31, 2003 and December 31, 2002, respectively
Common stock — $0.0001 par value, 200,000,000 shares authorized; 40,935,904 and 40,624,502 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	4	4
Additional paid-in capital	217,073	216,713
Unearned compensation	(1,388)	(1,376)
Accumulated other comprehensive income	1,690	2,179
Accumulated deficit	(41,866)	(43,878)

Total stockholders’ equity	175,513	173,642

Total liabilities and stockholders’ equity	$283,627	$285,604

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

Register.com, Inc.

Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,

	2003	2002

Net revenues	$27,090	$27,300
Cost of revenues	8,291	8,753

Gross profit	18,799	18,547

Operating costs and expenses
Sales and marketing	6,647	8,234
Research and development	3,901	2,318
General and administrative (including non-cash compensation of $188, and $455, respectively)	6,092	3,864
Amortization of intangibles	134	30

Total operating expenses	16,774	14,446

Income from operations	2,025	4,101
Other income, net	879	1,590

Income before provision for income taxes	2,904	5,691
Provision for income taxes	894	2,037

Net income	2,010	3,654

Other comprehensive income
Unrealized gain (loss) on marketable securities	(273)	498
Unrealized gain (loss) on foreign currency translation	(216)	(96)

Comprehensive income	$1,521	$4,056

Basic income per share	$0.05	$0.09

Diluted income per share	$0.05	$0.08

Weighted average number of shares outstanding:
Basic	40,685	38,572

Diluted	43,286	44,175

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

Register.com, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$2,010	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,245	1,010
Compensatory stock options and warrants expense	(12)	455
Deferred income taxes	(30)	(1,107)
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	(829)	(1,423)
Prepaid domain name registry fees	(361)	(766)
Deferred revenues	1,420	5,315
Other current assets	(1,858)	(852)
Accounts payable and accrued expenses	(1,273)	2,348
Other current liabilities	613	1,614

Net cash provided by operating activities	925	10,248

Cash flows from investing activities:
Purchases of fixed assets	(1,597)	(910)
Purchases of investments	(52,756)	(60,693)
Maturities of investments	66,872	55,899
Acquisitions, net	—	(8,760)

Net cash provided by (used in) investing activities	12,519	(14,464)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	360	144
Issuance of notes payable	—	8,522
Repayment of notes payable	(4,185)	(24)

Net cash (used in) provided by financing activities	(3,825)	8,642
Effect of exchange rate changes on cash	(190)	(96)

Net increase in cash and cash equivalents	9,429	4,330
Cash and cash equivalents at beginning of period	50,557	61,932

Cash and cash equivalents at end of period	$59,986	$66,262

Supplemental disclosure of cash flow information
Cash paid for interest	$82	$8
Cash paid for income taxes	$2	$1,731

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

Register.com Inc.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Register.com, Inc. (the “Company”) and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Interim Financial Statements

The interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of its results of operations for the interim periods covered and its financial position at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate for understanding the information presented. Operating results for interim periods are not necessarily indicative of operating results for the entire year. These interim financial statements should be read in conjunction with the Company’s December 31, 2002 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged $7.7 and $7.4 million of its cash as of March 31, 2003 and 2002, respectively, as security deposits against outstanding letters of credit. The Company has also deposited 3.5 million pounds sterling (approximately $5.3 million at March 31, 2003) in support of a bank guarantee of a like amount of notes payable in connection with the acquisition of Virtual Internet plc in March 2002.

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

Securities with maturities of less than one year are classified as current, and securities with maturities of greater than one year are classified as non-current.

Revenue recognition

The Company’s revenues are primarily derived from domain name registration fees, advertising and other products and services.

Domain name registration fees

Registration fees charged to end-users for registration services are recognized on a straight-line basis over the life of the registration term. A majority of end-user subscribers pay for services with credit cards for which the Company receives remittances from the credit card associations, generally within two business days after the sale transaction. A provision for estimated refunds to customers and chargebacks from credit card associations is recorded as a reduction of deferred revenue and accounts receivable. For many of our corporate customers who register domain names through our Corporate Services division and our partners

Back to Contents

Register.com Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

1. Summary of Significant Accounting Policies — (Continued)

who register domain names through our Global Partner Network, we establish lines of credit based on credit worthiness. Referral commissions earned by participants in our Global Partner Network are deducted from gross registration revenue for presentation in our financial statements.

Other products and services

Revenue from other products and services is recognized on a straight-line basis over the period in which services are provided. Payments received in advance of services rendered are included in deferred revenue.

Advertising

Advertising revenues are derived principally from short-term advertising contracts. Advertising revenues are recognized in the periods in which the advertisements are displayed or the required number of impressions are achieved, provided that no significant Company obligation remains and collection of the resulting receivable is probable.

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

Income taxes

The Company recognizes deferred income taxes by the asset and liability method. Under that method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect of a change in tax rates on deferred taxes is recognized in income in the period of the enactment date. In addition, valuation allowances are established when appropriate to reduce deferred tax assets to the amounts expected to be realized.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and acquisition notes, approximate fair value because of the relatively short-term nature of these instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial

Back to Contents

Register.com Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

1. Summary of Significant Accounting Policies — (Continued)

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

Stock based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company provides the disclosures required by SFAS 123, “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on the Company’s net income and net income per share had compensation cost for the stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by SFAS 123. Since option grants awarded during 2003 and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

(in thousands, except per share data)	March 31, 2003	March 31, 2002

Net income:
As reported	$2,010	$3,654
Add: Stock-based employee compensation included in reported net income	—	705
Deduct: Total stock-based employee compensation expense determined under the fair value based method	1,224	1,418

Pro forma	$786	$2,941

Net income per share:
As reported — basic	$0.05	$0.09
As reported — diluted	$0.05	$0.08
Pro forma — basic	$0.02	$0.08
Pro forma — diluted	$0.02	$0.07

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

Comprehensive income

The Company follows SFAS 130, “Reporting Comprehensive Income.” This statement requires that items of comprehensive income be classified by their nature in the financial statements, with accumulated balances shown separately. The Company has chosen to present Comprehensive Income in the Consolidated Statements of Changes in Stockholders’ Equity.

Back to Contents

Register.com Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

1. Summary of Significant Accounting Policies — (Continued)

The difference between net income and comprehensive income for the three months ended March 31, 2003 was $1.7 million, representing the net unrealized gain on marketable securities of $0.5 million and an unrealized gain on foreign currency translation of $1.2 million. For three months ended March 31, 2002, the difference between net income and comprehensive income was $0.4 million, representing the net unrealized gain on marketable securities of $0.5 million offset by $0.1 million of unrealized loss on foreign currency translation.

Reclassification

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current year presentation for comparative purposes.

2. Notes Payable

On March 8, 2002 the Company acquired Virtual Internet plc (“VI”) for £11.99 million (US $16.9 million at date of acquisition). VI, a U.K. based company, has operations in the United States and Europe. VI shareholders, other than shareholders in certain jurisdictions outside of the U.K., elected to receive loan notes issued by the Company in exchange for their VI shares. On March 28, 2003, the Company repaid $4.2 million of these notes. At March 31, 2003, $5.3 million of these notes were still outstanding. These notes bear interest at a floating rate equal to LIBOR minus 1% (2.6% at March 31, 2003) and may be redeemed at the request of the holders at any time between September 8, 2002 and June 30, 2003, at which time they mature. The loan notes are guaranteed by Barclays Bank plc, whose guarantee is supported by a cash deposit by the Company (see Note 1 for further information).

3. Commitments and Contingencies

Litigation

In November 2001, the Company, its Chairman, President, Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the “Individual Defendants”), and Goldman Sachs & Co. and Lehman Brothers, Inc. two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the IPO. On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation. The Consolidated Amended Complaint seeks uns pecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The action is being coordinat ed with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York.

Register.com has been named as a defendant in purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow,

Back to Contents

Register.com Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3. Commitments and Contingencies— (Continued)

on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an “opt-out basis” to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers’ online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also claimed breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com’s motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations of the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed.

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

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a “Coming Soon” web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names, Register.com also disclosed the existence of the Coming Soon page in the “Help” and “Frequently Asked Questions” portions of its website. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com’s Services Agreement. Plaintiff has demanded a jury trial, and seeks class certification. Plaintiff further seeks an award of actual damages, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. On April 13, 2001, Register.com filed a motion to dismiss Plaintiff’s claims for failure to state a claim upon which relief may be granted. On August 3, 2001, Register.com’s motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and on April 22, 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate

Back to Contents

Register.com Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3. Commitments and Contingencies — (Continued)

resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Credit Card Penalties

The Company has experienced high rates of refunds to customers and chargebacks from credit card associations, which have resulted in the assessment of financial penalties by two credit card associations. If the Company is unable to lower its refund and chargeback rates to levels deemed acceptable by the credit card associations, the Company could continue to face such penalties and may lose its rights to accept credit card payments from customers through one or more credit card associations. The Company had not previously incurred penalties from one of those associations until August 2002, at which time it was assessed a penalty of $0.3 million applicable to the year 2001. Under that association’s rules, additional potential penalties may be imposed, at the discretion of the association. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, the Company accrued $0.7 million as general and administrative expense for the three months ended March 31, 2003 to cover what the Company estimates to be the potential penalties that could be imposed under that association’s rules for transactions during that period. Any such potential penalties would be imposed on the Company’s credit card processor by the association, and under the Company’s contract with its processor, the Company is required to reimburse such penalties. The Company had also accrued $3.7 million for such potential penalties through December 31, 2002. The Company had previously posted a $1.0 million letter of credit with its processor as security for its potential obligations. If the ultimate amount charged to the Company is less than the maximum contractual amount, the Company would reverse any excess accrual as a reduction of general and administrative expense at that time.

Commitments

The Company has committed to provide up to $8.5 million in funding and other non-cash contributions to its wholly owned subsidiary, RegistryPro, for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, the Company does not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, the Company’s contributions for these purposes could be less than $8.5 million. Through March 31, 2003 the Company had contributed approximately $2.0 million in cash, and had also made non-cash contributions. The Company incurred $0.5 million of pre-tax startup costs for RegistryPro in the first quarter of 2003, and anticipates incurring additional net losses from RegistryPro during the remainder of 2003.

Retention Bonuses and Change in Control Severance Programs and Termination Letters

The Company has recently implemented various retention bonus and change in control severance and termination benefit programs for certain employees.

Retention bonuses are payable by August 15, 2003 to certain employees who remain employed with the Company through July 31, 2003, or within ten days following the termination of any such employee’s employment in the event that a change in control (as defined in the various retention bonus agreements) occurs on or prior to July 31, 2003 and, on or after the date of such change in control but prior to July 31, 2003, such employee’s employment with the Company is terminated (1) by the Company other than for cause, death or disability or (2) for participants in the executive change in control severance program, by the employee voluntarily resigning for good reason or for any other reason giving rise to severance payments.

The different change in control severance programs provide for severance ranging from two to twelve months (depending on the program in which the employee participates) if within one year following a change in control or effective change in control (each as defined in the various programs) that occurs on or prior to

Back to Contents

Register.com Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3. Commitments and Contingencies — (Continued)

May 31, 2004, the participating employee’s employment with the Company is terminated (1) by the Company other than for cause, death or disability or (2) for participants in the executive change in control severance program, by the participant within 90 days following an event constituting good reason. The cash severance benefits payable under the terms of the programs will be reduced by other severance benefits payable under any plan, program, policy, practice, agreement or arrangement between the participant and the Company, but will not be reduced by the payment of any retention bonuses described above. Approximately 200 employees are covered by these different change in control severance programs.

In addition to the programs described above, twelve employees are parties to change in control termination letter agreements pursuant to which they will receive a payment equal to five months’ base salary within ten days after a voluntary termination during the 90-day period commencing 75 days after a change in control (as defined in the agreement) that occurs on or prior to May 31, 2004. If such employee receives a payment under one of the change in control severance programs for voluntarily resigning for good reason under that program, the change in control severance program, and not the change in control termination letter agreement, will control.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may cha nge prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption “Risk Factors” in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

We began processing registrations in the generic top level domains (gTLD) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.3 million active domain name registrations under management as of March 31, 2003, representing over 1.1 million customers. Currently, we register, renew and transfer domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 400 country code top level domains (ccTLDs), including sub domains, such as .co.uk and .org.uk for the United Kingdom, .de for Germany and .jp for Japan.

We believe that we offer a quick and user-friendly registration process as well as responsive and reliable customer support. We also offer a range of value-added products and services targeted to assist our customers in developing and maintaining their Web presence, including:

	Products and Services Provided by Us		Products and Services Resold By Us

•	website-creation tools under the names FirstStepSite® and WebSiteNow!™	•	email

		•	search engine submission services
•	intellectual property and brand protection services related to domain names
		•	website design services

•	domain name forwarding	•	digital certificates

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

Back to Contents

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

Through our RegistryPro subsidiary, we are working toward establishing a registry for the new gTLD .pro. The .pro domain will be dedicated to certified professionals such as lawyers, doctors and accountants. All .pro domain names are planned to be issued with a digital certificate to facilitate secure communications and transactions. This product is intended to assist such professionals with their heightened confidentiality obligations. We also have a small equity stake in Afilias, the consortium of registrars, which manages the registry for the gTLD .info and provides outsourced registry services to other top level domain registries including .org.

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

On March 8, 2002 we acquired Virtual Internet plc for £11.99 million (US $16.9 million at date of acquisition). Virtual Internet plc, a U.K. based company, has operations in the United States and Europe and, at the time of acquisition, operated through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides online intellectual property management and protection services and the Hosting division provided web-hosting services. In May 2002, we sold Virtual Internet plc’s Hosting division for $0.5 million. Virtual Internet plc shareholders, other than shareholders in certain jurisdictions outside of the U.K., were given the opportunity to elect to receive loan notes from Register.com (U.K.) Limited in exchange for their shares and $5.3 million of these loan notes were outstanding at March 31, 2003. We expect these notes to be repaid on or before June 30, 2003. Our results of operations for the first three months of 2002 include those of Virtual Internet’s Corporate Services business subsequent to March 8, 2002.

Significant Accounting Policies

Net Revenues

We derive our net revenues from domain name registrations, other products and services and advertising. We earn registration fees in connection with new, renewed, extended and transferred-in registrations. Registration periods generally range from one to ten years.

Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue over the period of the subscription term during which we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment via credit card for most online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period while we recognize the revenues over the registration period. For many of our customers who register domain names through our Corporate Services division, and our partners who register domain names through our Global Partner Network, we establish lines of credit based on credit worthiness.

Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. As a result, we must

Back to Contents

estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period. In determining our estimate, we review historical rates of credit card chargebacks, current economic trends and changes in acceptance of our products and services on a monthly basis. Deferred revenues and revenues recognized are presented net of provisions recorded for estimated refunds to customers and chargebacks from credit card associations. The credit card associations may impose financial penalties if our chargebacks and refunds exceed certain thresholds. Such penalties are not charged to revenues, but are classified as general and administrative expenses. If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See “Risk Factors” and Note 3 to the Consolidated Financial Statements “Commitments and Contingencies — Credit Card Penalties” for additional information in connection with the penalties that may be imposed by credit card associations and other risks associated with the Company’s excessive credit card chargebacks and refunds.

In addition to our standard registration fees, many of which are published on our www.register.com website, we have a number of different fee structures for our domain name registration services. Our Corporate Services division delivers a diversified range of generally higher-priced services for our corporate customers and also extends volume-based discounts for domain name registrations and transfers. We pay referral commissions to certain participants in our Global Partner Network and to participants in our affiliate network. Other participants in our Global Partner Network pay us a wholesale price per registration, discounted off of our standard registration fee.

We believe that the high growth rate experienced in the domain name registration market in late 1999 and 2000 is not an indication of anticipated future growth rates. During that period substantial numbers of domain name registrations were driven by factors including: (i) the desire by businesses to establish an online presence; (ii) significant registration activity by domain name speculators, who register names with the intention of reselling them; and (iii) extremely strong growth in new business start-ups in the Internet sector. In late 2000, the domain name registration market’s growth rate began to decrease. In 2002, the VeriSign registry recorded approximately 10.6 million new registrations compared to 10.8 million new registrations during 2001. We believe this was due, in large part, to the large number of names registered in 1999 and 2000 by domain name speculators that were not renewed. The decline in the overall market, together with in creased competition, contributed to a sequential quarterly decline in the number of our paid domain name registrations, transfers and renewals from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 through the fourth quarter of 2002. As a result of all of these factors, which were slightly offset by the acquisition of Virtual Internet in March 2002, we experienced a decrease in our total names under management from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of March 31, 2003.

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

Advertising revenues are derived from the sale of sponsorships and banner advertisements, typically under short-term contracts that range from one month to one year in duration. We recognize these revenues in the periods in which the advertisements are displayed or the required number of impressions are achieved, provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization on a straight-line basis over the life of the registration term of registry fees, depreciation of the equipment used to process the domain name registrations, fees paid to the co-location facilities maintaining our equipment, and fees paid

Back to Contents

to the financial institutions to process credit card payments on our behalf. Cost of revenues does not include penalties for excessive credit card chargebacks and refunds; as such penalties are classified as general and administrative expense. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz and .info domain name registration to $6 per year for each .com, .net and .org domain name registration. We pay registry fees ranging from $6 to $1,000 per year for one to ten-year country code domain name registrations. The largest component of our cost of revenues is the registry fees, which, while paid in full at the time the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues ratably over the terms of the registrations.

Cost of revenues for our other products and services consists of fees paid to third-party service providers, depreciation of the equipment used to deliver the services, fees paid to the co-location facilities maintaining our equipment and fees paid to the financial institutions to process credit card payments on our behalf. The cost of revenues for other products and services is recognized ratably over the periods in which the services are provided.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative (including non-cash compensation), and amortization of intangibles. Prior to January 1, 2002 our operating expenses also included amortization of goodwill; effective January 1, 2002 we adopted SFAS 142 and ceased amortization of goodwill. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, and commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, the enhancement of existing products and services, and quality assurance. General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees, insurance premiums, penalties for excessive credit card chargebacks and refunds, and provisions for uncollectible receivables. Facilities expenses are allocated across our different operating expense categories. Non-cash compensation expense relates to grants of restricted stock, stock options and warrants to employees, directors, consultants and vendors with exercise prices below fair market value on the date of grant. Based on such grants through March 31, 2003, we expect to record approximately $1.4 million in additional non-cash compensation expense through 2009 as follows: $0.8 million during the last nine months of 2003, $0.4 million in 2004 and $0.2 million thru 2009. Non-cash compensation expense will reduce our earnings or increase our losses, as applicable, in future periods.

We review our goodwill and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of goodwill using estimated undiscounted cash flows. These cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill amortization period. We also compare the total market value of our common stock with the book value of our stockholders’ equity. Based on the foregoing factors, if we conclude that an other-than-temporary impairment of goodwill has occurred, we record an impairment writedown.

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

Back to Contents

in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when appropriate to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

Net Income (Loss)

Although we were profitable for the quarter ended March 31, 2003, we were not profitable for the years ended December 31, 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million. Although we have recently taken several initiatives to reduce our operating expenses, these expenses could still increase in future periods as we make efforts to improve our operational and financial systems. In addition, losses at Virtual Internet and RegistryPro have contributed to a decline in our profitability, and we expect losses at RegistryPro and Virtual Internet to impact our profitability negatively in 2003. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to incur significant penalties from credit card associations, which will impact our profitability (see “Risk Factors” for additional information). We also expect to pay significant fees and related expenses to advisors in connection with the unsolicited acquisition proposals received in January 2003, although such fees and expenses are not yet determinable. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or increase our positive cash flow in the future.

Results of Operations

The following tables set forth our selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three months ended March 31, 2003 and 2002. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year 2002, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts set forth below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

	Three months ended March 31,

	2003	2002

	(in thousands)
Net revenues	$27,090	$27,300
Cost of revenues	8,291	8,753

Gross profit	18,799	18,547

Operating costs and expenses
Sales and marketing	6,647	8,234
Research and development	3,901	2,318
General and administrative (includes non-cash compensation of $188, and $455, respectively)	6,092	3,864
Amortization of intangibles	134	30

Total operating costs and expenses	16,774	14,446

Income from operations	2,025	4,101
Other income, net	879	1,590

Income before provision for income taxes	2,904	5,691
Provision for income taxes	894	2,037

Net income	2,010	3,654
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(273)	498
Unrealized gain (loss) on foreign currency translation	(216)	(96)

Comprehensive income	$1,521	$4,056

Back to Contents

	Three months ended March 31,

	2003	2002

Net revenues	100%	100%
Cost of revenues	31	32

Gross profit	69	68

Operating costs and expenses
Sales and marketing	25	30
Research and development	14	9
General and administrative (includes non-cash compensation of 0% and 2%, respectively)	22	14
Amortization of intangibles	—	—

Total operating costs and expenses	61	53

Income from operations	8	15
Other income, net	3	5

Income before provision for income taxes	11	20
Provision for income taxes	3	7

Net income	8	13
Unrealized gain on marketable securities	(1)	2
Unrealized loss on foreign currency translation	(1)	—

Comprehensive income	6%	15%

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Net Revenues

Total net revenues decreased 1% to $27.1 million for the first quarter of 2003 from $27.3 million for the first quarter of 2002.

Domain name registrations.     Recognition of revenues from domain name registrations decreased 4% to $23.9 million for the first quarter of 2003 from $24.9 million for the first quarter of 2002. The decrease was due primarily to lower average prices and a longer dollar-weighted-average subscription term for domain names registered in the first quarter of 2003, offset in part by the inclusion of Virtual Internet in our results of operations after March 8, 2002. We may face continued pricing pressure.

At March 31, 2003, we had $88.3 million of deferred revenue compared with $87.1 million at December 31, 2002, representing an increase of $1.2 million during the first quarter of 2003. The increase was due to the fact that sales of domain registrations in the first quarter of 2003 exceeded revenue recognition of previously recorded sales.

Other Products and Services.     Revenues from other products and services increased 143% to $2.0 million for the first quarter of 2003 from $0.8 million for the first quarter of 2002. The increase was due primarily to increased revenues from email services and WebSiteNow!.

Advertising.     Revenues from advertising decreased 26% to $1.2 million for the first quarter of 2003 from $1.6 million for the first quarter of 2002, primarily as a result of softness in the Internet advertising market. We anticipate continuing softness in the Internet advertising market in future periods.

Cost of Revenues

Total cost of revenues decreased 5% to $8.3 million for the first quarter of 2003 from $8.8 million for the first quarter of 2002.

Cost of Domain Name Registrations.     Cost recognized for domain name registrations decreased 7% to $7.8 million for the first quarter of 2003 from $8.4 million for the first quarter of 2002. The decrease resulted from the lower registration revenues offset by the inclusion of Virtual Internet.

Back to Contents

Cost of Other Products and Services.     Cost of other products and services increased to $0.5 million in the first quarter of 2003 from $0.4 million for the same period of last year. This increase was related to the increased revenues from email services.

Gross Profit Margin

Our gross profit margin increased to 69% in the first quarter of 2003 from 68% in the first quarter of 2002, primarily as a result of higher revenues from other products and services, which carried a higher gross profit margin, particularly WebSiteNow!.

Operating Expenses

Total operating expenses increased 17% to $16.8 million for the first quarter of 2003 from $14.4 million for the first quarter of 2002.

Sales and Marketing.     Sales and marketing expenses decreased 19% to $6.6 million for the first quarter of 2003 from $8.2 million for the first quarter of 2002. The decrease was primarily due to reductions in marketing mailings, agency fees and on-line media spending.

Research and Development.     Research and development expenses increased 68% to $3.9 million for the first quarter of 2003 from $2.3 million for the first quarter of 2002. The increase resulted primarily from salaries and consulting fees for technology personnel working to improve our systems and operations, and in part from higher costs for software licenses. We anticipate that research and development expenses will remain high in the coming periods as we make efforts to upgrade and improve our systems.

General and Administrative.     General and administrative expenses increased 58% to $6.1 million for the first quarter of 2003 from $3.9 million for the first quarter of 2002. The increase was due to (i) an increase of $0.7 million in credit card penalties as a result of excessive chargebacks and refunds; this amount was accrued to cover what we estimate to be the potential penalties that could be imposed for transactions in the first quarter of 2003 under one credit card association’s rules, (ii) the inclusion of Virtual Internet in our results of operations after March 8, 2002, and (iii) higher expenses for professional and advisory services. For additional information in connection with credit card penalties, see “Risk Factors” and Note 3 to Consolidated Financial Statements “Commitments and Contingencies — Credit Card Penalties.”

Amortization of Intangibles.     Amortization of intangibles was $0.1 million for the first quarter of 2003, compared with $30,000 for the first quarter of 2002. The increase relates to the inclusion of intangibles associated with Virtual Internet in our results of operations after March 8, 2002.

Other Income, Net

Other income, net, which consists primarily of interest income, net of interest expense, decreased to $0.9 million for the first quarter of 2003 from $1.6 million for the first quarter of 2002. The decrease was due to lower prevailing interest rates in the first quarter of 2003.

Provision for Income Taxes

The provision for income taxes in the first quarter of 2003 was $0.9 million, representing an effective rate of 31% of income before income taxes. The effective tax rate for the first quarter of 2002 was 36%. The decline in the effective tax rate was due to a change in the composition of the temporary investment portfolio to tax-exempt securities, which resulted in higher tax-exempt interest income during the first quarter of 2003.

Liquidity and Capital Resources

Historically, we have funded our operations and met our capital expenditure requirements primarily through cash generated from operations, sales of equity securities and borrowings. We issued 5,222,279 shares of our common stock to the public on March 3, 2000, which generated approximately $115.3 million in cash after deducting the underwriting discount and other offering expenses.

Back to Contents

At March 31, 2003, our cash and cash equivalents, short-term investments and marketable securities totaled $211.8 million, compared with $217.0 million at December 31, 2002, for a net reduction of $5.2 million during the first quarter of 2003, primarily due to repayment of $4.2 million of notes payable issued in connection with the acquisition of Virtual Internet on March 8, 2002. The remaining notes mature on June 30, 2003.

We generated $0.9 million of cash from operations in the first quarter of 2003, compared with $10.0 million in the first quarter of 2002. The decline was in part due to lower sales of new, renewed and transferred domain name registrations in the first quarter of 2003 compared with the first quarter of 2002, and in part to increases in other current assets and payments of accrued liabilities in the first quarter of 2003.

Although we have no material commitments for capital expenditures or other long-term obligations, other than lease obligations for office space, we anticipate that we will increase our capital expenditures in connection with several ongoing and planned projects to enhance our systems. Additional capital expenditures could arise in connection with the potential addition of new products and services or additional hosting facilities.

We currently anticipate that our operating expenses will continue to represent a material use of our cash resources. We believe that our existing cash and anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Under an agreement with ICANN, RegistryPro, our wholly owned subsidiary, is obligated to launch the .pro top level domain. We have committed too provide up to $8.5 million in funding and other non-cash contributions to RegistryPro for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, we do not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, our contributions for these purposes could be less than $8.5 million. Through March 31, 2003 we had contributed approximately $2.0 million in cash, and had also made non-cash contributions. We incurred $0.5 million of startup costs for RegistryPro in the first quarter of 2003, and we anticipate incurring additional net losses from RegistryPro during the remainder of 2003.

The Board of Directors has authorized the repurchase of up to $10.0 million of our Common Stock through October 2004, and we have purchased 370,100 shares for a total of $1.6 million through March 31, 2003. Purchases under the stock repurchase program may be made from time to time in the open market, through block trades or otherwise. Depending on the market conditions and other factors, such purchases may be commenced or suspended at any time or from time to time without prior notice.

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

Risks Related to Our Industry and Our Business

Although we were profitable for the first quarter 2003 and the year ended 2000, we have a recent history of losses and we cannot assure you that we will be able to operate profitably or sustain or increase positive cash flow in future periods.

Although we were profitable for the first quarter 2003 and the year ended 2000, we were not profitable for 2001 or 2002. In addition, our year 2000 profitability was due, in part, to a one-time gain of $4.6 million from the sale of our investment in a private company and the recognition of interest income. We incurred losses from operations of approximately $9.7 million for the year 2000, $19.9 million for the year 2001 and $17.2 million for the year 2002 and we earned income from operations of $2.0 million for the first quarter 2003. As of March 31, 2003 our accumulated deficit totaled $41.9 million. Although we have recently taken initiatives to reduce our operating expenses, these expenses could still increase in future periods as we make efforts to improve our operational and financial systems. Losses at Virtual Internet and RegistryPro have contributed to a decline in our profitability, and we expect losses at Virtual Inte rnet and RegistryPro to impact our profitability negatively in 2003. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to incur significant penalties that impact our profitability. We also expect to pay significant fees and related expenses to advisors in connection with the unsolicited acquisition proposals received in January 2003, although such fees and expenses are not yet determinable. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or increase our positive cash flow in the future.

If our restructuring program is not successful, our business, financial condition and results of operations could be materially adversely affected.

In late 2002, we began a restructuring program to address the challenges our business faced. The goals of our restructuring program are to reduce costs, improve our technology and systems, improve operating efficiencies and increase productivity and flexibility. We intend to achieve these goals primarily by improving our systems and are actively working to make our technology architecture more flexible in order to enable us to introduce new products and services more rapidly and cost-effectively. The planned implementation of new systems is a complex process that will require communication and coordination throughout our organization and has significant execution risks. Therefore, we cannot assure you that our restructuring program will achieve the goals we have set for it. In addition, we cannot assure you that our business will ultimately realize the benefits we hope to achieve from improved systems. If our restructuring program is not successful, our business , financial condition and results of operations could be materially adversely affected.

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

Back to Contents

If the marketplace for new domain names does not grow, the growth of our domain name registration business would be restricted and our net revenues may decline.

We do not expect the domain name marketplace to experience the same high level of growth it has experienced in the past. In 2002, the VeriSign registry recorded approximately 10.6 million new registrations compared to 10.8 million new registrations during 2001, reflecting the slow-down in the growth and expansion of the marketplace for new domain names. While new domain registrations outside the VeriSign registry (e.g., .info, .biz and .us) may have made up for some of the decline in overall domain registrations, the decline in .com, .net and .org registrations highlights the slower growth rate for domain names. Together with increased competition, this declining growth has contributed to a sequential quarterly decline in the number of paid domain name registrations, transfers and renewals during each quarter from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 through the fourth quarter of 2002. If the domain name industry does not recover from this slowdown and competition continues to intensify, our business, financial condition and results of operations could be materially adversely affected.

If we do not maintain a low rate of credit card chargebacks and reduce our rate of credit card refunds, we will continue to face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

A substantial majority of our revenues originate from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. We have experienced high rates of refunds to customers and chargebacks from credit card associations that have resulted in the assessment of financial penalties by two credit card associations. We had not incurred penalties from one of those associations until August 2002, at which time we were assessed a penalty of $0.3 million applicable to the year 2001. Under that association’s rules, additional penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association, and under our con tract with our processor, we are required to reimburse it for such penalties. We have previously posted a $1.0 million letter of credit with our processor as security for potential obligations to it. Because the imposition of any potential penalties is at the discretion of the credit card association, we accrued a $3.7 million charge to general and administrative expense in the year 2002 and an additional $0.7 million for the first quarter 2003 to cover what we estimate to be the potential penalties that could be imposed under that card association’s rules for transactions in these periods. If we cannot reduce our refund and chargeback rates to levels that are acceptable to the credit card associations, we will continue to face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

Some of the measures we are implementing to reduce our rate of chargebacks and credit card refunds may reduce our net revenues.

By implementing aggressive online fraud screens and post-transaction verifications designed to prevent fraudulent credit card transactions on our website, we may block legitimate customers from purchasing our services, thereby reducing our net revenues. Our efforts to reduce our chargebacks and refunds included a modification of our SafeRenew program to an “opt in” program with respect to international transactions beginning October 2002. In an effort to protect our customers’ online identities, our SafeRenew program was implemented in January 2001 on an “opt out” basis to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one-year renewal fee and, if the charg e is successful, to renew the registration for that additional one-year period. Our modification of a portion of this program to an “opt in” basis with respect to international transactions beginning October 2002 and any further modifications we may undertake may result in the lapse of a significant number of domain name registrations

Back to Contents

that would have been renewed through the SafeRenew program, which could damage our relationship with customers that had relied upon the SafeRenew program to renew their domain name registrations. In addition, implementing changes to the program may have an adverse affect on our renewal rates in future periods and, as a result, may materially adversely affect our net revenues.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers’ renewal of their domain name registrations through us. Our first expirations for .com, .net and .org domain names occurred in January 2001. We have difficulty predicting the number of registration renewals and related revenues we should expect for a particular period and cannot assure you that those customers who will renew their registrations will do so through us. Our renewal rate for paid registrations for the year ended December 31, 2002 and for the first quarter of 2003 was approximately 50%. We have experienced very low renewal rates for promotional and other speculative registrations. Our total domain name registrations under management declined from approximately 3.8 million as of September 30, 2001 to approximately 3.3 million as of March 31, 2003. Also, as discussed above, our renewal rates may be adversely affected by modifications to our SafeRenew program. If we are un able to increase our overall renewal rate or number of new registrations, the combination of our customers deciding not to renew their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. This could cause our revenues from domain name registrations to decrease and could materially adversely affect our business, financial condition and results of operations.

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

Our rapid growth resulted in a substantial expansion of our operations in a short period of time. The demands on our network infrastructure, technical staff, customer service operations and fulfillment and billing

Back to Contents

functions grew especially rapidly with our customer base, partner network, our expansion of operations to Canada and Europe, our acquisitions and the increasing complexity of our product and service offerings. This has placed a significant strain on our resources and all aspects of our business, including our financial and managerial controls and systems, computer systems, database architecture and business processes and affects our ability to service customers. In our efforts to compensate for systems weaknesses, we have utilized manual processes, which result in increased personnel costs and may be more prone to error. As a result, we are working to improve our financial and managerial controls, billing systems, reporting systems and procedures, and to train and manage our workforce. In connection with these efforts, we may be required to incur significant capital and operating expenditures to expand and improve our computer systems and to improve the comple teness and accuracy of the information in our database of domain name registrations. We have dedicated personnel to effect these improvements while continuing to maintain our current systems with other personnel. While our focus on improving our systems and business processes is integral to our continued growth, it requires the active involvement of employees in almost every sector of our business, which limits the time we may focus on launching new products and responding to the day-to-day needs of our customers. Any delays in the launch of new products or services or upgrade of current ones or our inability to meet the needs of our customers, especially large corporate customers and resellers in our Global Partner Network, will affect our ability to effectively compete, to attract and retain customers and to market new products and services in the future. If we fail to manage our business effectively and in particular fail to upgrade and improve our internal systems in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected.

VeriSign’s exclusive control over the registry for the .com and .net domains gives Network Solutions an advantage over all other registrars.

Pursuant to its agreements with ICANN, VeriSign will continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005 while it can retain ownership and control over its registrar business. The agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates. As the exclusive registry for these domains, VeriSign receives from us, and from every other registrar, $6 per domain name per year. The substantial net revenues from these registry fees, and the certainty of receiving them, provide VeriSign significant advantages over other registrars. We cannot assure you that developments under these ICANN-VeriSign agreements, or any future amendments to them, will not materially harm our business, financial condition and results of operation.

We may not be able to maintain or improve our competitive position because of strong competition from new and existing registrars and resellers, and we expect this competition to continue to intensify.

Competition in the domain name registration services industry continues to intensify among the market participants.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions’ registry for .com, .net and .org domain names. The four other testbed competitive registrars were America Online, CORE, France Telecom and Melbourne IT. Since the end of the testbed period on November 30, 1999, ICANN has continued to accredit new registrars, including several important competitors such as BulkRegister.com, eNOM, Go Daddy Software, DirectNic, DotRegistrar, Schlund, Dotster and Tucows. As of May 1, 2003, ICANN had accredited 164 registrars, including us, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. We also face substantial competition from many resellers that are not accredited registrars but offer domain name registrations through a comp eting accredited registrars’ systems. The continued introduction of registrars and resellers into the domain name registration industry and the rapid growth of some who have entered the industry have made it difficult for us to maintain our industry competitive position. This, together with a decline in the growth of registered domain names, contributed to a sequential quarterly decline in the number of paid domain name registrations, transfers and renewals we performed from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 through the fourth quarter of 2002. If we continue to experience a decline in paid domain name registrations, transfers

Back to Contents

and renewals our business, financial condition and results of operations could be materially adversely affected.

We face competition from registrars and resellers that may have longer operating histories, greater name recognition, particularly internationally, better systems or greater resources.

Our competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars. Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management and have a broad array of value-added products and services that they can bundle with domain name registrations. Some of our competitors have designed their systems and built their businesses in a manner that, we believe, enables them to be lower cost providers than we currently are. In addition, our position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition, particularly internationally, and greater and more efficient financia l, technical, marketing, distribution and other resources than we do.

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

Back to Contents

For the year ended December 31, 2002, our advertising revenues were down 54% compared to the year ended December 31, 2001, and constituted 4% of our net revenues. For the three months ended March 31, 2003, revenues from advertising constituted 4% of our net revenues and decreased 26% to $1.2 million from $1.6 million for the first quarter of 2002. This decline has had, and any continued decline will have, an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue would represent a reduction of our gross profit in the same amount. The price we are able to charge for advertisements has been negatively affected by the overall Internet advertising market, which negatively affects our business. Given the current market conditions, some of our advertising customers may be anticipating or experiencing difficulty raising capital and therefore may elect to scale back the resources they devote to advertising. Others may have difficulty paying outstanding accounts receivable. Since the majority of our advertising revenue is generated by a limited number of customers, the loss of any of these customers would have an adverse affect on our results of operations. The ongoing softness in the market for Internet advertising and the actual or perceived ineffectiveness of Internet advertising in general, or our websites as advertising media in particular, could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

A key part of our long-term strategy is to diversify our revenue base by offering value-added products and services. Although, we have recently experienced increased sales for other products and services such as email and website creation tools, our efforts to date have still not resulted in substantial diversification. Further, it will be difficult to achieve substantial diversification in the near future as we focus substantial resources on improving our systems in order to drive efficiencies in our core domain name registration business. Our primary business, domain name registration services, generated 88% of our net revenues during the quarter ended March 31, 2003. We cannot assure you that we will be able to attain the market’s confidence in us as a reliable provider of products and services outside of our core business. If, over time, we fail to offer products and services that meet our customers’ needs and that are competitive with those o ffered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset the related costs and we will remain dependent on domain name registrations as our primary source of revenue. Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

We cannot assure you that the RegistryPro and Afilias ventures will be successful.

We own a minority stake in Afilias, the registry operator for the .info and .org gTLDs, and 100% of RegistryPro, which has been selected by ICANN to operate a registry for the .pro gTLD. The .pro domain will be dedicated to certified or accredited professionals such as lawyers, doctors and accountants. All .pro domain names are planned to be issued with a digital certificate to facilitate secure communications and transactions. While Afilias launched real time .info registrations in October 2001, RegistryPro signed its contract with ICANN only in May 2002 and still faces operational challenges prior to launching, including finalizing the overall technological integration and functionality of the different aspects of the .pro top level domain product. The initial launch date for RegistryPro had to be delayed as a result of our decision to shut down our Registry Advantage division, which had been anticipated to provide registry services to RegistryPro on an outsou rced basis. Although RegistryPro has not yet completed the implementation of its registry system, in April 2003, it launched the sunrise period for .pro defensive domain name registrations. There are currently nine registrars authorized to register the .pro domain name. We cannot assure you that these registrars will effectively market the .pro products and services. In addition, we cannot predict whether there will be a demand for the domain names for which Afilias and RegistryPro serve as the registry, when or the extent to which we will be able to generate revenues from Afilias or RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand is lower than anticipated, for these new gTLDs, or if the returns on our invested funds are lower than expected or take longer to materialize, our business, financial condition and results of operation could be adversely affected.

Back to Contents

We intend to incur additional expenditures to establish and develop RegistryPro’s and Afilias’ products and services, which could cause our results of operations to suffer.

In their early stages, we anticipate that RegistryPro and Afilias will require additional funding as they establish themselves as registries of new top level domains. We have committed to provide up to $8.5 million in funding and other non-cash contributions to our wholly owned subsidiary, RegistryPro, for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, we do not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, our contributions for these purposes could be less than $8.5 million. Through March 31, 2003 we had contributed approximately $2.0 million in cash, and had also made non-cash contributions. We anticipate additional net losses from RegistryPro in 2003. We may also need to invest our own fun ds to support Afilias and market its services. Inadequate funding could impact RegistryPro’s ability to fully launch its services or either registry’s ability to promote the new top level domains in the marketplace.

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

We acquired Virtual Internet in March 2002, sold its hosting division in May 2002 and are in the process of integrating its business, technology, operations and personnel with those of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services division to those we acquired through Virtual Internet resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues as we make efforts to further integrate the businesses. We anticipate that fully integrating Virtual Internet’s corporate services business into ours and creating sustainable synergies between the two businesses will take time. In the first quarter of 2003, Virtual Internet incurred a pre-tax loss of $1.2 million. In 2002, Virtual Internet incurred a pre-tax loss of $10.5 million, including a charg e of $8.3 million for goodwill impairment and we may not be able to increase revenues or cut expenses sufficiently to turn it profitable in 2003. We were not able to utilize Virtual Internet’s losses in 2002 against our U.S. income tax returns for 2002.

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

We recently expanded our business into international markets through our acquisition of Virtual Internet, and we now maintain a large base in the United Kingdom and we have offices in France, Italy and Germany. Prior to this acquisition, our customer service operation in Canada was our only experience with operations outside of the United States. Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will require significant management attention and financial resources. We face a number of risks associated with our conducting business internationally that could negatively impact our results of operation, including:

•	management and integration problems resulting from cultural differences;

•	political and economic instability in some international markets;

•	competition with foreign companies;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	currency fluctuations and exchange rates;

•	potentially adverse tax consequences (e.g. being subject to VAT remittance for sales to EU consumers) or inability to realize tax benefits;

•	difficulties in protecting intellectual property rights in international jurisdictions; and

•	the level of adoption of the Internet in international markets.

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

Our success depends in large part on the contributions of our management team and key sales and technology personnel. Over the past several years, we have experienced high turnover among our employees and added a significant number of new members to our management team, most recently a new Executive Chairman of the Board of Directors in November 2002, a new Chief Financial Officer in June 2002 and a new Chief Technology Officer in November 2001. In addition, following our termination of the employment of our Chief Operating Officer in October 2002, his responsibilities were assumed by Richard D. Forman, our President and Chief Executive Officer. In February 2003 our Board of Directors formed an Executive Committee, to, among other things, monitor, supervise and assist our Chief Executive Officer in the management of our business operations and execution of our restructuring plan. Many of our key employees have not worked with one another for long periods of time and may not be able to develop an effective working relationship. Moreover, many of our managers are still learning about our company and our industry. If we cannot work together effectively to solve the operational challenges that exist in our business, or master the details of our business and our market, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel.

We compete with other technology and Internet companies, as well as companies in other industries, in hiring and retaining qualified personnel. Our restructuring process has resulted in significant organizational changes including the closing of our Afternic and Registry Advantage businesses, the combination of our Retail and Global Partner Network into our Global Web Services division, the creation of a separate operations and product development groups, the unification of all application developers and technology related personnel into one group and the elimination of certain managerial positions, including the Chief

Back to Contents

Operating Officer position. Workforce reductions, the unsolicited acquisition proposals we received in January 2003, the potential for a proxy contest and general uncertainty have created morale challenges. In response to these challenges and in order to retain other employees and keep them focused on our goals, we have implemented retention bonus and change in control severance programs. Notwithstanding the implementation of these programs, morale challenges may persist, creating the additional challenge of keeping our employees motivated and focused on our strategies and goals. The loss or demotivation of such employees, particularly from our marketing, sales and technology teams, could harm our business.

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

Back to Contents

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

Our failure to register or maintain or renew the domain names that we process on behalf of our customers may subject us to additional expenses, claims of loss or negative publicity, which could have a material adverse effect on our business.

Clerical errors and system and process failures have resulted in inaccurate and incomplete information in our database of domain names and in our failure to properly register or to maintain or renew the registration of certain domain names that we process on behalf of our customers. Our failure to properly register or to maintain or renew the registration of our customers’ domain names, even if we are not at fault, may result in our incurring significant expenses and may subject us to claims of loss or negative publicity, which could have a material adverse effect on our business, financial condition and results of operations.

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

Back to Contents

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

Back to Contents

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

In addition, the Anticybersquatting Consumer Protection Act was enacted in November 1999 to curtail a practice commonly known in the industry as “cybersquatting.” A cybersquatter is generally defined in this Act as one who registers a domain name that is identical or similar to another party’s trademark or the name of a living person, in each case with the bad faith intent to profit from use of the domain name. Cybersquatting is a problem that could be exacerbated with any additional top level domain names that may be established by ICANN. Although the Act states that registrars may not be held liable for registering or maintaining a domain name for another person absent a showing of the registrar’s bad faith intent to profit from the use of the domain name, registrars may be held liable if they fail to comply promptly with procedural provisions under the Act. If we are held liable under this law, any liability could have a material adverse e ffect on our business, financial condition and results of operations.

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

As part of our restructuring process, we expect to incur substantial expenses to update our technology, improve our systems’ performance and develop new applications to meet the evolving needs of our customers and ensure the compatibility of our current systems with emerging technologies. We cannot assure you that we will be able to achieve these goals on a timely basis as changes in technologies occur. Also as part of our restructuring efforts to increase efficiencies, we are currently exploring opportunities to outsource certain back-end operations. A decision to outsource these operations may raise concerns among partners or customers regarding our ability to control the services we offer them if certain elements are managed by

Back to Contents

another company. In addition, we cannot assure you that we will be able to effectively transition those functions that we may choose to outsource, as any such process involves complexity and risk.

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

Back to Contents

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

Back to Contents

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

As of May 9, 2003, our directors, executive officers and principal stockholders beneficially owned approximately 20.9% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Shares eligible for public sale could adversely affect our stock price.

As of May 15, 2003, 518,268 shares of common stock held by the former stockholders of Afternic.com were subject to lock-up agreements, which expire on September 15, 2004. Of these shares, 32,392 shares are released from the lock-up each month, of which 2,796 shares are covered by a registration statement and 29,596 shares are not covered by a registration statement. Additionally, a number of holders of our common

Back to Contents

stock and common stock issuable upon the exercise of warrants have the right to require us to register their shares under the Securities Act. If we register these shares, they can be sold in the public market. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than one year. Accordingly, the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At March 31, 2003 the fair value of our investments in publicly traded stocks was $0.3 million. We did not have any foreign currency hedging or derivative instruments at March 31, 2003.

We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. While we have no present intention of utilizing derivative financial instruments in the future, it is possible that we may enter into such transactions or similar transactions. At March 31, 2003 we had no long-term debt.

Our consolidated financial statements are denominated in U.S. dollars. We derived 9% of our net revenues for the first quarter of 2003 from operations outside of the United States. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the Euro and the Canadian Dollar, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, such financial results, when translated into U.S. dollars, may vary from expectations and may adversely impact our operating results and our net income.

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

Back to Contents

As previously disclosed, we have material weaknesses in our internal accounting controls. These weaknesses may impair our ability to accurately record, track, and amortize deferred revenues and prepaid registry fees through our systems; to reconcile on a detailed transaction basis accounts receivable from credit card processors to our database of domain names; to reconcile completely on a detailed transaction basis invoices from registries to our database of domain names; and to generate accurate invoices to corporate customers. To mitigate risks that might result from such material weaknesses, we have implemented a number of processes designed to ensure the accuracy, in all material respects, of our reported financial position and results of operation. We are in the process of implementing new accounting system modules, including modules to perform certain reconciliations and to record, track, and amortize deferred revenues and prepaid registry fees, and new co ntrol processes in our Corporate Services group. When fully implemented, these new financial system modules and control processes are expected to correct these weaknesses.

Back to Contents

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2001, the Company, its Chairman, President, Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the “Individual Defendants”), and Goldman Sachs & Co. and Lehman Brothers, Inc. two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the IPO. On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation. The Consolidated Amended Complaint seeks uns pecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The action is being coordinat ed with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York.

Register.com has been named as a defendant in purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an “opt-out basis” to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers’ online iden tities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also claimed breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com’s motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations of the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed.

On or about January 17, 2003, individual stockholders of the Company filed complaints in the Delaware Court of Chancery purporting to commence class action lawsuits against the Company and each of the individual members of the Company’s Board of Directors. The complaints were styled as Lanza v. Morten, et al (C.A. No. 20123) and Norton v. Morten, et al (C.A. No. 20124). The complaints allege, among other things, breaches of fiduciary duty by the directors in connection with certain publicly disclosed indications of interest in the acquisition of Company. The complaints further allege that the directors are not fulfilling their fiduciary duties in connection with their review and response to such indications of interest and seek an order requiring the defendants to, among other things, undertake an appropriate evaluation of the Company’s worth as a merger or acquisition candidate and to take all appropriate steps to effe ctively sell of the Company.

Back to Contents

Among other remedies, the complaints seek to enjoin the members of the Board from continuing their purported breaches of fiduciary duty and unspecified damages from the defendants.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a “Coming Soon” web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names, Register.com also disclosed the existence of the Coming Soon page in the “Help” and “Frequently Asked Questions” portions of its websit e. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com’s Services Agreement. Plaintiff has demanded a jury trial, and seeks class certification. Plaintiff further seeks an award of actual damages, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. On April 13, 2001, Register.com filed a motion to dismiss Plaintiff’s claims for failure to state a claim upon which relief may be granted. On August 3, 2001, Register.com’s motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and on April 22, 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Back to Contents

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits
Number	Description
10.32	Stock Option Agreement with Jonathan Stern.
10.33	Restricted Stock Agreement with Jack S. Levy, effective as of March 8, 2003.
10.34	Form of Executive Change in Control Severance Program.
10.35	Form of U.S. Director-level Employee Change in Control Severance Program.
10.36	Form of U.S. Employee Change in Control Severance Program.
10.37	Form of Change in Control Voluntary Termination Benefits Letter with Executives.
10.38	Form of Retention Bonus Letter Agreement with Executives who are party to the Change in Control Voluntary Termination Benefits Letter.
10.39	Form of Retention Bonus Letter Agreement with Executives who are not party to the Change in Control Voluntary Termination Benefits Letter.
10.40	Amendment to Letter Agreement of Employment with Jonathan Stern, dated May 8, 2003.
10.41	Retention Bonus Letter Agreement with Jonathan Stern, dated May 13, 2003.
99.1	Certification of Richard D. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated May 13, 2003.
99.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated May 13, 2003.

(b)	The following report on Form 8-K was filed during the quarter ended March 31, 2003.

On March 5, 2003, we filed a Current Report on Form 8-K, Item 5 announcing the appointment of Dewain K. Cross to the Board of Directors and Audit Committee.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTER.COM, INC.
Date: May 13, 2003
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

Date: May 13, 2003	By:	/s/ RICHARD D. FORMAN

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

Date: May 13, 2003	By:	/s/ JONATHAN STERN

Jonathan Stern Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Number	Description
10.32	Stock Option Agreement with Jonathan Stern.
10.33	Restricted Stock Agreement with Jack S. Levy, effective as of March 8, 2003.
10.34	Form of Executive Change in Control Severance Program.
10.35	Form of U.S. Director-level Employee Change in Control Severance Program.
10.36	Form of U.S. Employee Change in Control Severance Program.
10.37	Form of Change in Control Voluntary Termination Benefits Letter with Executives.
10.38	Form of Retention Bonus Letter Agreement with Executives who are party to the Change in Control Voluntary Termination Benefits Letter.
10.39	Form of Retention Bonus Letter Agreement with Executives who are not party to the Change in Control Voluntary Termination Benefits Letter.
10.40	Amendment to Letter Agreement of Employment with Jonathan Stern, dated May 8, 2003.
10.41	Retention Bonus Letter Agreement with Jonathan Stern, dated May 13, 2003.
99.1	Certification of Richard D. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated May 13, 2003.
99.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated May 13, 2003.