Form 10-Q
period 2003-06-30
REGISTER COM INC
filed 2003-08-14
CIK 1091284

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

As of August 1, 2003 there were 41,266,336 shares of the registrant’s common stock outstanding.

Back to Contents

Register.com, Inc.

FORM 10-Q

i

Back to Contents

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Register.com, Inc.
Consolidated Balance Sheet
(in thousands, except share amounts)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$84,642	$50,557
Short-term investments	96,737	105,283
Accounts receivable, less allowance of $2,909 and $2,695, respectively	8,887	8,453
Prepaid domain name registry fees	16,052	15,457
Deferred tax assets, net	23,607	23,052
Other current assets	5,784	3,303

Total current assets	235,709	206,105
Fixed assets, net	8,858	8,450
Prepaid domain name registry fees, net of current portion	7,827	7,131
Other investments	396	396
Marketable securities	26,709	61,205
Goodwill and other intangibles, net	2,100	2,317

Total assets	$281,599	$285,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,926	$15,227
Deferred revenue	57,716	55,617
Acquisition notes payable	—	9,625

Total current liabilities	76,642	80,469
Deferred revenue, net of current portion	31,441	31,493

Total liabilities	108,083	111,962

Commitments and contingencies
Stockholders’ equity
Preferred stock – $.0001 par value, 5,000,000 shares authorized; none issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock – $0.0001 par value, 200,000,000 shares authorized; 41,221,901 and 40,624,502 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	4	4
Additional paid-in capital	217,457	216,713
Unearned compensation	(1,101)	(1,376)
Accumulated other comprehensive income	2,019	2,179
Accumulated deficit	(44,863)	(43,878)

Total stockholders’ equity	173,516	173,642

Total liabilities and stockholders’ equity	$281,599	$285,604

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

Register.com, Inc.

Consolidated Statements of Operations (Unaudited) (in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net revenues	$26,167	$26,967	$53,257	$54,267
Cost of revenues	8,570	9,157	16,861	17,910

Gross profit	17,597	17,810	36,396	36,357

Operating costs and expenses
Sales and marketing	6,599	8,294	13,246	16,528
Research and development	4,169	3,157	8,070	5,475
General and administrative (including non-cash compensation of $287, $469, $475 and $924, respectively)	11,354	4,799	17,446	8,663
Amortization of intangibles	135	123	269	153

Total operating expenses	22,257	16,373	39,031	30,819

(Loss) income from operations	(4,660)	1,437	(2,635)	5,538
Other income, net	899	1,473	1,778	3,063

Income before (benefit from) provision for income taxes	(3,761)	2,910	(857)	8,601
(Benefit from) provision for income taxes	(765)	2,063	129	4,100

Net (loss) income	(2,996)	847	(986)	4,501

Other comprehensive (loss) income
Unrealized loss on marketable securities	(67)	(869)	(340)	(371)
Unrealized gain on foreign currency translation	396	1,170	180	1,074

Comprehensive (loss) income	$(2,667)	$1,148	$(1,146)	$5,204

Basic (loss) income per share	$(0.07)	$0.02	$(0.02)	$0.12

Diluted (loss) income per share	$(0.07)	$0.02	$(0.02)	$0.10

Weighted average number of shares outstanding:
Basic	40,991	39,530	40,819	38,890

Diluted	40,991	43,544	40,819	43,072

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

Register.com, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2003	2002

	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(986)	$4,501
Adjustments to reconcile net (loss) income to net cash provided by operating activities net of acquisitions:
Depreciation and amortization	2,472	2,121
Compensatory stock options and warrants expense	475	618
Deferred income taxes	(555)	(2,803)
Tax benefit from exercise of employee stock options	54	4,008
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	(370)	(1,779)
Prepaid domain name registry fees	(1,229)	(2,177)
Deferred revenues	1,838	8,863
Other current assets	(2,461)	(386)
Accounts payable and accrued expenses	3,693	922

Net cash provided by operating activities	2,931	13,888

Cash flows from investing activities:
Purchases of fixed assets	(2,567)	(1,754)
Purchases of investments	(167,132)	(143,653)
Maturities of investments	210,011	139,362
Acquisitions, net	—	(9,249)

Net cash provided by (used in) investing activities	40,312	(15,294)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	490	1,449
Issuance of notes payable	—	8,552
Repayment of notes payable	(9,927)	—
Principal payments on capital lease obligations	—	(204)

Net cash (used in) provided by financing activities	(9,437)	9,797

Effect of exchange rate changes on cash	279	664

Net increase in cash and cash equivalents	34,085	9,055
Cash and cash equivalents at beginning of period	50,557	61,932

Cash and cash equivalents at end of period	$84,642	$70,987

Supplemental disclosure of cash flow information
Cash paid for interest	$184	$8
Cash paid for income taxes	$131	$1,731

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

Interim Financial Statements

The interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this Report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of its results of operations for the interim periods covered and its financial position at the date of the interim balance sheet. The December 31, 2002 balance sheet was obtained from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate for understanding the information presented. Operating results for interim periods are not necessarily indicative of operating results for the entire year. These interim financial statements should be read in conjunction with the Company’s December 31, 2002 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged $5.2 and $7.4 million of its cash as of June 30, 2003 and 2002, respectively, as security deposits against outstanding letters of credit.

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

Back to Contents

Register.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the relatively short-term nature of these instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s most significant estimates relate to potential refunds to

Back to Contents

Register.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Summary of Significant Accounting Policies — (Continued)

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

The following table illustrates the effect on the Company’s net income and net income per share had compensation cost for the stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by SFAS 123. Because option grants awarded during 2003 and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net (loss) income:
As reported	$(2,996)	$847	$(986)	$4,501
Add: Stock-based employee compensation included in reported net income	287	469	475	924
Add (deduct): Total stock-based employee compensation expense determined under the fair value based method	13	(1,009)	(1,026)	(1,722)

Pro forma	$(2,696)	$307	$(1,537)	$3,703

Net (loss) income per share:
As reported – basic	$(0.07)	$0.02	$(0.02)	$0.12

As reported – diluted	$(0.07)	$0.02	$(0.02)	$0.10

Pro forma – basic	$(0.07)	$0.01	$(0.04)	$0.10

Pro forma – diluted	$(0.07)	$0.01	$(0.04)	$0.09

Earnings per share

The Company calculates earnings per share in accordance with SFAS 128, “Earnings Per Share.”

Basic earnings per share (“Basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents or the proceeds of exercises of options and warrants. At June 30, 2003, options and warrants to acquire 2.6 million shares of common stock with exercise prices ranging from $0.43 to $5.52 per share, have been excluded from the calculation of diluted loss per share because their effects would have been antidilutive.

Back to Contents

Register.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Summary of Significant Accounting Policies — (Continued)

Comprehensive income

The Company follows SFAS 130, “Reporting Comprehensive Income.” This statement requires that items of comprehensive income be classified by their nature in the financial statements, with accumulated balances shown separately. The Company has chosen to present Comprehensive Income in the Consolidated Statements of Changes in Stockholders’ Equity.

The difference between net income and comprehensive income for the three months ended June 30, 2003 was $0.3 million, representing a net unrealized loss on marketable securities of $0.1 million and an unrealized gain on foreign currency translation of $0.4 million. For the six months ended June 30, 2003 the difference between net income and comprehensive income was $0.2 million, representing a net unrealized loss on marketable securities of $0.4 million and an unrealized gain on foreign currency translation of $0.2 million.

Reclassification

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current year presentation for comparative purposes.

2. Notes Payable

On March 8, 2002 the Company acquired Virtual Internet plc (“VI”) for £11.99 million (US $16.9 million at date of acquisition). Certain VI shareholders elected to receive loan notes issued by the Company in exchange for their VI shares. On March 28 and June 30, 2003, the Company repaid $4.2 million and $5.2 million, respectively, to fully repay these notes. These notes bore interest at a floating rate equal to LIBOR minus 1% and were guaranteed by Barclays Bank plc, whose guarantee was supported by a cash deposit by the Company.

3. Commitments and Contingencies

Litigation

In November 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the “Individual Defendants”), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It

Back to Contents

Register.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Commitments and Contingencies — (Continued)

is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately three hundred defendant companies who are part of this consolidated case, the negotiation of a settlement agreement, and approval by the Court. We cannot predict whether or when a settlement will occur or be finalized.

Register.com has been named as a defendant in purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an “opt-out basis” to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers’ online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also claimed breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com’s motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations of the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff’s newly asserted causes of action. On July 23, 2003 the Court heard oral arguments on Register.com’s motion. While we intend to continue to defend ourselves vigorously in this lawsuit, in an effort to mitigate a potential worst-case scenario, we entered into an insurance agreement pursuant to which, in accordance with its terms and conditions, to the extent that we have a final judgment in excess of $15 million our insurance carrier would cover up to an additional $30 million.

On or about January 17, 2003, individual stockholders of the Company filed complaints in the Delaware Court of Chancery purporting to commence class action lawsuits against the Company and each of the individual members of the Company’s Board of Directors. The complaints were styled as Lanza v. Morten, et al (C.A. No. 20123) and Norton v. Morten, et al (C.A. No. 20124). The complaints allege, among other things, breaches of fiduciary duty by the directors in connection with certain publicly disclosed indications of interest in the acquisition of Company. The complaints further allege that the directors are not fulfilling their fiduciary duties in connection with their review and response to such indications of interest and seek an order requiring the defendants to, among other things, undertake an appropriate evaluation of the Company’s worth as a merger or acquisition candidate and to take all appropriate steps to effectively sell the Company. Among other remedies, the complaints seek to enjoin the members of the Board from continuing their purported breaches of fiduciary duty and unspecified damages from the defendants.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a “Coming Soon” web page that informs visitors the name was recently

Back to Contents

Register.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Commitments and Contingencies — (Continued)

registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names, Register.com also disclosed the existence of the Coming Soon page in the “Help” and “Frequently Asked Questions” portions of its website. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com’s Services Agreement. Plaintiff has demanded a jury trial, and seeks class certification. Plaintiff further seeks an award of actual damages, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. On April 13, 2001, Register.com filed a motion to dismiss Plaintiff’s claims for failure to state a claim upon which relief may be granted. On August 3, 2001, Register.com’s motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and on April 22, 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, if approved by the Court, would provide each member of the putative class with a five dollar discount off of future purchases of Register.com’s fees for domain name registrations and renewals. In addition, Reigster.com would pay Plaintiff’s attorneys fees. As of June 30, 2003, the Company had accrued such fees and expenses that it expects to incur under the terms of the settlement agreement.

In addition to the foregoing matters, on or about August 7, 2003 and August 8, 2003, purported stockholders of the Company filed two separate complaints in the Court of Chancery of Delaware against the Company and certain current and past individual members of the Company’s Board of Directors. The first compliant was styled as McBride v. Register.com, Inc., et al (C.A. No. 20470) and the second complaint was styled as DeMatte v. Register.com, Inc., et al (C.A. No. 20474), and each alleges, among other things, breaches of fiduciary duty by the named defendants in connection with the self tender that the Company commenced on August 5, 2003. Each complaint further alleges that the self tender is an attempt by the individual defendants to entrench their positions in the Company. Each of the suits seek, among other things, the court’s certification as a class action lawsuit, unspecified damages, injunctive relief from breaches of fiduciary duty, and, in the case of DeMatte an injunction of the self tender.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Credit Card Penalties

The Company has experienced high rates of refunds to customers and chargebacks from credit card associations, which have resulted in the assessment of financial penalties by two credit card associations. If the Company is unable to lower its refund and chargeback rates to levels deemed acceptable by the credit card associations, the Company could continue to face such penalties and may lose its rights to accept credit card payments from customers through one or more credit card associations. The Company had not previously incurred penalties from one of those associations until August 2002, at which time it was assessed a penalty of $0.3 million applicable to the year 2001. Under that association’s rules, additional potential penalties may be imposed, at the discretion of the association. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, the Company has accrued $0.6 million and $1.3 million, respectively, as general and administrative expense for the three months and six months ended June 30, 2003, to cover what the Company estimates to be the potential penalties that could be imposed under that association’s rules for transactions during that period. Any such potential penalties would be imposed on the Company’s credit card processor by the association, and under the Company’s

Back to Contents

Register.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Commitments and Contingencies — (Continued)

contract with its processor, the Company is required to reimburse such penalties. The Company has accrued an aggregate of $5.0 million for such potential penalties through June 30, 2003. The Company had previously posted a $1.0 million letter of credit with its processor as security for its potential obligations. If the ultimate amount charged to the Company is less than the maximum contractual amount, the Company would reverse any excess accrual as a reduction of general and administrative expense at that time.

Commitments

The Company has committed to provide up to $8.5 million in funding and other non-cash contributions to its wholly owned subsidiary, RegistryPro, for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, the Company does not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, the Company’s contributions for these purposes could be less than $8.5 million. Through June 30, 2003 the Company had contributed approximately $2.6 million in cash, and had also made non-cash contributions. For the six months ended June 30, 2003 RegistryPro incurred $1.3 million of startup costs.

Retention Bonuses and Change in Control Severance Programs and Termination Letters

Effective March 2003, the Company implemented various retention bonus and change in control severance and termination benefit programs for certain employees.

Retention bonuses totaling $0.5 million are payable by August 15, 2003 to certain employees who remain employed with the Company through July 31, 2003.

The different change in control severance programs provide for severance ranging from two to twelve months (depending on the program in which the employee participates) if within one year following a change in control or effective change in control (each as defined in the various programs) that occurs on or prior to May 31, 2004, the participating employee’s employment with the Company is terminated (1) by the Company other than for cause, death or disability or (2) for participants in the executive change in control severance program, by the participant within 90 days following an event constituting good reason. The cash severance benefits payable under the terms of the programs will be reduced by other severance benefits payable under any plan, program, policy, practice, agreement or arrangement between the participant and the Company, but will not be reduced by the payment of any retention bonuses described above. Approximately 200 employees are covered by these different change in control severance programs.

In addition to the programs described above, twelve employees are parties to change in control termination letter agreements pursuant to which they would receive a payment equal to five months’ base salary within ten days after a voluntary termination during the 90-day period commencing 75 days after a change in control (as defined in the agreement) that occurs on or prior to May 31, 2004. If such employee receives a payment under one of the change in control severance programs for voluntarily resigning for good reason under that program, the change in control severance program, and not the change in control termination letter agreement, will control.

4. Subsequent Event

On August 5, 2003 the Company commenced a tender offer to purchase an aggregate of $120 million of (i) shares of its common stock at a price of $6.35 per share and (ii) warrants to purchase shares of its common stock at a price of $6.35 per warrant less the applicable exercise price per warrant. The Company intends to use its available cash, including cash from the sale of marketable securities and short-term investments, to purchase shares and/or warrants tendered in the offer. Register.com filed a Schedule TO, including the Offer to Purchase, with the Securities and Exchange Commission on August 5, 2003. For additional information on the tender offer, please see this filing, as amended from time to time.

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

Overview

We are a provider of global domain name registration and Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as addresses and identities on the World Wide Web. They enable a business or person to establish a Web presence and are integral to the use of websites (e.g. www.register.com), email (e.g. johndoe@register.com) and other types of Internet communication.

We began processing registrations in the generic top level domains (gTLD) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.1 million active domain name registrations under management as of June 30, 2003. Currently, we register, renew and transfer domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 400 country code top level domains (ccTLDs), including sub domains, such as .co.uk and .org.uk for the United Kingdom, .de for Germany, .jp for Japan, etc.

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

In June 2000, we acquired Inabox, Inc. and we used Inabox’s software to develop our FirstStepSite1 and WebSiteNOW!TM products and My.register.com, one of the reseller solutions offered to our Global Partner Network. We acquired Inabox, Inc. for $1.0 million cash and 280,019 shares of our common stock. In September 2000, we acquired Afternic.com, Inc., a secondary market exchange for domain names, for $10.0 million cash and 4,378,289 shares of our common stock. Each of these transactions was accounted for using the purchase method of accounting. As a result, the financial results of Inabox and Afternic.com are consolidated with our financial results from the dates of their respective acquisitions. We made a decision to abandon the Afternic business in September 2002.

On March 8, 2002 we acquired Virtual Internet plc for £11.99 million (US $16.9 million at date of acquisition). Virtual Internet plc, a U.K. based company, had operations in the United States and Europe and operated through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides online intellectual property management and protection services and the Hosting division provided web-hosting services. In May 2002, we sold Virtual Internet plc’s Hosting division for $0.5 million. Our results of operations include those of Virtual Internet’s Corporate Services business subsequent to March 8, 2002.

Restructuring

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

On a going-forward basis, we have set specific operational and financial objectives for the Company. In particular, our management is focused on launching a new systems architecture, eliminating certain material internal control weaknesses and reducing credit card chargeback and refund rates. These issues have contributed to our inefficient cost structure and hindered our efforts to improve our results of operations and earnings. Our new systems architecture is currently expected to be launched in the last quarter of 2003, though we cannot assure you that this goal will be achieved. For the remainder of the year 2003, we expect our expenses to increase as we continue to invest in systems architecture improvements and improve our business processes.

Back to Contents

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

We experienced a decrease in our total names under management from approximately 3.3 million as of December 31, 2002 to approximately 3.1 million as of June 30, 2003.

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

Back to Contents

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization on a straight-line basis over the life of the registration term of registry fees, depreciation of the equipment used to process the domain name registrations, fees paid to the co-location facilities maintaining our equipment, and fees paid to the financial institutions to process credit card payments on our behalf. Cost of revenues does not include penalties for excessive credit card chargebacks and refunds; as such penalties are classified as general and administrative expense. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz and .info domain name registration to $6 per year for each .com, .net and .org domain name registration. We pay registry fees ranging from $6 to $1,000 per year for one to ten-year country code domain name registrations. The largest component of our cost of revenues is the registry fees, which, while paid in full at the time the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues r atably over the terms of the registrations.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative (including non-cash compensation), and amortization of intangibles. Prior to January 1, 2002 our operating expenses also included amortization of goodwill; effective January 1, 2002 we adopted SFAS 142 and ceased amortization of goodwill. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, and commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, the enhancement of existing products and services, and quality assurance. General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees, insurance premiums, penalties for excessive credit card chargebacks and refunds, and provisions for uncollectible receivables. Facilities expenses are allocated across our different operating expense categories. We account for non-cash compensation expense in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Non-cash compensation expense relates to grants of restricted stock, stock options and warrants granted to employees, directors, consultants and vendors with exercise prices below fair market value on the date of grant. Based on such grants through June 30, 2003, we expect to record approximately $1.1 million in additional non-cash compensation expense through 2008 as follows: $0.6 million during the last six months of 2003, $0.4 million in 2004 and $0.1 million through 2009. Non-cash compensation expense will reduce our earnings or increase our losses, as applicable, in future periods.

We review our goodwill and intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of goodwill using estimated undiscounted cash flows. These cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill amortization period. We also compare the total market value of our common stock with the book value of our

Back to Contents

stockholders’ equity. Based on the foregoing factors, if we conclude that an other-than-temporary impairment of goodwill has occurred, we record an impairment writedown.

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

Net Income (Loss)

We were not profitable for the three and six months ended June 30, 2003 or for the years ended December 31, 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million. Although we have recently taken several initiatives intended to reduce our operating expenses in 2004, these expenses may increase in future periods as we make efforts to improve our operational and financial systems. In addition, losses at Virtual Internet and RegistryPro have contributed to a decline in our profitability, and we expect losses at RegistryPro and Virtual Internet to impact our profitability negatively in the year 2003. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to incur significant penalties from credit card associations, which will impact our profitability (see “Risk Factors” for additional information). For the first six months of 2003 we also incurred approximately $6.4 million in advisory fees and expenses in connection with our consideration of various strategic alternatives following two unsolicited takeover proposals received by the Company in early 2003, and we expect to incur additional advisory fees and expenses during the third quarter of 2003 of approximately $0.3 million. For all these reasons, we cannot assure you that we will be able to operate profitably or attain positive cash flow in the future.

Results of Operations

The following tables set forth our selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three and six months ended June 30, 2003 and 2002. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year 2002, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts set forth below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

Back to Contents

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net revenues	$26,167	$26,967	$53,257	$54,267
Cost of revenues	8,570	9,157	16,861	17,910

Gross profit	17,597	17,810	36,396	36,357

Operating costs and expenses
Sales and marketing	6,599	8,294	13,246	16,528
Research and development	4,169	3,157	8,070	5,475
General and administrative (including non-cash compensation of $287, $469, $475 and $924, respectively)	11,354	4,799	17,446	8,663
Amortization of intangibles	135	123	269	153

Total operating expenses	22,257	16,373	39,031	30,819

(Loss) income from operations	(4,660)	1,437	(2,635)	5,538
Other income, net	899	1,473	1,778	3,063

(Loss) income before (benefit from) provision for income taxes	(3,761)	2,910	(857)	8,601
(Benefit from) provision for income taxes	(765)	2,063	129	4,100

Net (loss) income	(2,996)	847	(986)	4,501
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(67)	(869)	(340)	(371)
Unrealized gain on foreign currency translation	396	1,170	180	1,074

Comprehensive (loss) income	$(2,667)	$1,148	$(1,146)	$5,204

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net revenues	100%	100%	100%	100%
Cost of revenues	33	34	32	33

Gross profit	67	66	68	67

Operating costs and expenses
Sales and marketing	25	31	25	31
Research and development	16	12	15	10
General and administrative (including non-cash compensation)	43	18	33	16
Amortization of intangibles	1	—	1	—

Total operating expenses	85	61	74	57

(Loss) income from operations	(18)	5	(6)	10
Other income, net	3	6	3	6

(Loss) income before (benefit from) provision for income taxes	(15)	11	(3)	16
(Benefit from) provision for income taxes	(3)	8	—	8

Net income (loss)	(12)	3	(3)	8
Unrealized (loss) gain on marketable securities	—	(3)	(1)	(1)
Unrealized gain on foreign currency translation	2	4	—	2

Comprehensive (loss) income	(10)%	4%	(2)%	9%

Back to Contents

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net Revenues

Total net revenues decreased 3% to $26.2 million for the second quarter of 2003 from $27.0 million for the second quarter of 2002.

Domain name registrations. Recognition of revenues from domain name registrations decreased 8% to $22.6 million in the second quarter of 2003 from $24.6 million in the second quarter of 2002. The decrease was due in part to lower average prices for domain names registered and in part to a lower number of names registered. We experienced a decrease in our total names under management from approximately 3.3 million as of March 31, 2003 to approximately 3.1 million as of June 30, 2003.

At June 30, 2003, we had $89.2 million of total deferred revenue compared with $88.3 million at March 31, 2003, representing an increase of $0.9 million during the second quarter of 2003. The increase was due to the fact that sales of domain registrations in the second quarter of 2003 exceeded revenue recognition of previously recorded sales.

Other Products and Services. Revenues from other products and services increased 76% to $2.3 million for the second quarter of 2003 from $1.3 million for the second quarter of 2002. The increase was due primarily to increased revenues from email services and WebSiteNow!

Advertising. Revenues from advertising increased 20% to $1.3 million for the second quarter of 2003 from $1.1 million for the second quarter of 2002, primarily as a result of an increased volume of advertising sold. Although revenues increased for the quarter, we anticipate continuing softness in the Internet advertising market in future periods.

Cost of Revenues

Total cost of revenues decreased 7% to $8.6 million for the second quarter of 2003 from $9.2 million for the second quarter of 2002.

Cost of Domain Name Registrations. Cost recognized for domain name registrations decreased 10% to $8.1 million for the second quarter of 2003 from $9.0 million for the second quarter of 2002. The decrease resulted primarily from a lower number of names registered.

Cost of Other Products and Services. Cost of other products and services increased to $0.5 million in the second quarter of 2003 from $0.2 million for the same period of last year. This increase was primarily related to the increased sales of email services.

Gross Profit Margin

Our gross profit margin increased to 67% in the second quarter of 2003 from 66% in the second quarter of 2002, primarily as a result of higher revenues from other products and services, which carried a higher gross profit margin, particularly WebSiteNow!.

Operating Expenses

Total operating expenses increased 36% to $22.3 million for the second quarter of 2003 from $16.4 million for the second quarter of 2002.

Sales and Marketing. Sales and marketing expenses decreased 20% to $6.6 million for the second quarter of 2003 from $8.3 million for the second quarter of 2002. The decrease was primarily due to reductions in media spending and salaries.

Research and Development. Research and development expenses increased 32% to $4.2 million for the second quarter of 2003 from $3.2 million for the second quarter of 2002. The increase resulted primarily from higher consulting fees and other costs incurred to improve our systems and operations, and in part from $0.3 million of development expenses incurred by RegistryPro. We anticipate that research and development

Back to Contents

expenses will increase during the third and fourth quarters of 2003 as we continue our efforts to upgrade and improve our systems.

General and Administrative. General and administrative expenses increased 137% to $11.4 million for the second quarter of 2003 from $4.8 million for the second quarter of 2002. The increase was primarily due to $5.4 million in advisory fees and expenses accrued in the second quarter of 2003 in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003. The increase was also due in part to $0.6 million in accrued credit card penalties as a result of excessive chargebacks and refunds, representing our estimate of the maximum potential penalties which could be imposed for transactions in the second quarter of 2003 under one credit card association’s rules, and in part to $0.3 million of expenses incurred by RegistryPro. For additional information in connection with credit card penalties, see “Risk Factors” and Note 3 to Consolidated Financial Statements “Commitments and Contingencies — Credit Card Penalties.”

Other Income, Net

Other income, net, which consists primarily of interest income, net of interest expense, decreased to $0.9 million for the second quarter of 2003 from $1.5 million for the second quarter of 2002. The decrease was due to lower prevailing interest rates in the second quarter of 2003.

Provision (Benefit) for Income Taxes

The income tax benefit in the second quarter of 2003 was $0.8 million, representing an effective rate of 20% of the pre-tax loss. This lower-than-statutory effective tax benefit rate was due to our estimate that a portion of the $5.4 million of advisory fees and expenses accrued in the second quarter of 2003 may not be tax-deductible and, accordingly, no tax benefit was recorded with respect to that portion. The effective tax rate for the second quarter of 2002 was 71% of pre-tax income. This higher-than-statutory effective tax rate resulted primarily from losses incurred by Virtual Internet for which no tax benefit was recorded because realization is not assured.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Net Revenues

Total net revenues decreased 2% to $53.3 million in the first six months of 2003 from $54.3 million in the first six months of 2002.

Domain name registrations. Recognition of revenues from domain name registrations decreased 6% to $46.5 million for the first six months of 2003 from $49.5 million for the first six months of 2002. The decrease was due in part to lower average prices for domain names registered and in part to a lower number of names registered. We experienced a decrease in our total names under management from approximately 3.3 million as of December 31, 2002 to approximately 3.1 million as of June 30, 2003.

At June 30, 2003, we had $89.2 million of total deferred revenue compared with $87.1 million at December 31, 2002, representing an increase of $2.1 million during the first six months of 2003. The increase was due to the fact that sales of domain registrations in the first six months of 2003 exceeded revenue recognition of previously recorded sales.

Other Products and Services. Revenues from other products and services increased 102% to $4.3 million for the first six months of 2003 from $2.1 million for the first six months of 2002. The increase was due primarily to increased revenues from email services and WebSiteNow!

Advertising. Revenues from advertising decreased 7% to $2.4 million for the first six months of 2003 from $2.6 million for the first six months of 2002. We anticipate continuing softness in the Internet advertising market in future periods.

Back to Contents

Cost of Revenues

Total cost of revenues decreased 6% to $16.9 million in the first six months of 2003 from $17.9 million in the first six months of 2002.

Cost of Domain Name Registrations. Cost recognized for domain name registrations decreased 10% to $15.9 million in the first six months of 2003 from $17.7 million in the first six months of 2002. The decrease resulted primarily from a lower number of names registered, offset in part by the inclusion of Virtual Internet in our results of operations after March 8, 2002.

Cost of Other Products and Services. Cost of other products and services increased to $1.0 million in the first six months of 2003 from $0.2 million for the same period of last year. This increase was related to the increased sales of email services.

Gross Profit Margin

Our gross profit margin increased to 68% in the first six months of 2003 from 67% in the first six months of 2002, primarily as a result of higher revenues from other products and services, which carry a higher gross profit margin, particularly WebSiteNow!

Operating Expenses

Total operating expenses increased 27% to $39.0 million in the first six months of 2003 from $30.8 million in the first six months of 2002.

Sales and Marketing. Sales and marketing expenses decreased 20% to $13.2 million in the first six months of 2003 from $16.5 million in the first six months of 2002. The decrease was primarily due to reductions in media spending and salaries.

Research and Development. Research and development expenses increased 47% to $8.1 million in the first six months of 2003 from $5.5 million in the first six months of 2002. The increase resulted primarily from higher consulting fees and other costs to improve our systems and operations, and in part from $0.4 million of development expenses incurred by RegistryPro. We anticipate that research and development expenses will increase during the third and fourth quarters of 2003 as we continue our efforts to upgrade and improve our systems.

General and Administrative. General and administrative expenses increased 101% to $17.4 million in the first six months of 2003 from $8.7 million in the first six months of 2002. The increase was primarily due to $6.4 million in advisory fees and expenses accrued in the first six months of 2003 in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003. The increase was also due in part to an increase of $1.3 million in accrued credit card penalties, representing our estimate of the maximum potential penalties which could be imposed for transactions in the first six months of 2003 under one credit card association’s rules, in part to the inclusion of Virtual Internet in our results of operations after March 8, 2002, and in part to $0.5 million of expenses incurred by RegistryPro. For additional information in connection with credit card penalties, see “Risk Factors” and Note 3 to Consolidated Financial Statements “Commitments and Contingencies — Credit Card Penalties.”

Amortization of Intangibles. Amortization of intangibles was $0.3 million the first six months of 2003, compared with $0.2 million for the first six months of 2002. The increase relates to the inclusion of intangibles associated with Virtual Internet in our results of operations after March 8, 2002.

Other Income, Net

Other income, net, which consists primarily of interest income, net of interest expense, decreased to $1.8 million in the first six months of 2003 from $3.1 million in the first six months of 2002. The decrease was due to lower prevailing interest rates in the first six months of 2003.

Back to Contents

Provision for Income Taxes

The income tax benefit in the first six months of 2003 was $0.1 million, representing an effective rate of 15% of the pre-tax loss. This lower-than-statutory effective tax benefit rate was due to our estimate that a significant portion of the $6.4 million of advisory fees and expenses accrued in the first six months of 2003 may not be tax-deductible and, accordingly, no tax benefit was recorded with respect to that portion. The effective tax rate for the first six months of 2002 was 48% of pre-tax income. This higher-than-statutory effective tax rate resulted primarily from losses incurred by Virtual Internet for which no tax benefit was recorded because realization is not assured.

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

At June 30, 2003, our cash and cash equivalents, short-term investments and marketable securities totaled $208.1 million, compared with $217.0 million at December 31, 2002, for a net reduction of $8.9 million during the first six months of 2003, primarily due to the repayment of $9.9 million of notes payable issued in connection with the acquisition of Virtual Internet on March 8, 2002.

We generated $2.9 million of cash from operations in the first six months of 2003, compared with $13.9 million in the first six months of 2002. The decline was primarily due to lower sales of domain name registrations in the first six months of 2003 compared with the first six months of 2002, and in part to lower tax benefits from exercises of employee stock options in the first six months of 2003.

On August 5, 2003 we commenced a tender offer to purchase an aggregate of $120 million of (i) shares of our common stock at a price of $6.35 per share and (ii) warrants to purchase shares of our common stock at a price of $6.35 per warrant less the applicable exercise price per warrant. The tender offer is expected to close on September 2, 2003 unless the offer is extended. We expect to incur $0.2 million of expenses directly related to the tender offer. During the third quarter of 2003, we also intend to pay approximately $5.7 million in accrued advisory fees and expenses incurred in connection with our consideration of various strategic alternatives following two unsolicited takeover proposals we received in early 2003. We intend to use our available cash, short-term investments and marketable securities, which aggregated $208.1 million at June 30, 2003, to pay the foregoing amounts. After repurchasing our securities in the tender offer (assuming it is fully subscribed) and paying the aforementioned expenses, the balance of our cash, marketable securities and short- term investments will be reduced by $125.9 million.

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

We have applied for a refund of $2.9 million from the Internal Revenue Service, representing a refund of income taxes paid in 1999 and 2000, and we currently anticipate receiving that refund by the end of the fourth quarter of 2003, although we cannot assure you that this refund will be approved by the Internal Revenue Service.

Under an agreement with ICANN, RegistryPro, our wholly owned subsidiary, is obligated to launch the .pro top level domain. We have committed to provide up to $8.5 million in funding and other non-cash contributions to RegistryPro for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, we do not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, our contributions for these purposes could be less than $8.5 million. Through June 30, 2003 we had contributed approximately $2.6 million in cash, and had also made non-cash contributions. We incurred $1.3 million of startup costs for RegistryPro during the first

Back to Contents

six months of 2003. We currently expect that RegistryPro will not launch its real-time automated registry services during the third quarter of 2003. Accordingly, we currently expect that RegistryPro will continue to incur net losses through the end of 2003. In addition, we cannot assure you that RegistryPro will successfully launch its services during the fourth quarter of 2003 or at all.

We currently anticipate that our operating expenses will continue to represent a material use of our cash resources and we expect our research and development and our sales and marketing expenses to increase during the third and fourth quarters of 2003 compared with the first and second quarters of 2003. We believe that our expected balance of cash, short-term investments and marketable securities remaining after consummation of the tender offer and payment of the advisory fees and expenses, together with anticipated cash to be provided from operations during the next 12 months will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, by reducing our cash balances, the tender offer will reduce significantly our interest income and could (i) reduce our ability to engage in significant transactions without additional debt or equity financing, (ii) reduce our ability to cover existing contingent or other future liabilities, or (iii) negatively impact our liquidity during periods of increased capital or operating expenses.

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

Risks Related to Our Recently Announced Self Tender Offer

If, as expected, we consummate our recently announced self tender to purchase $120 million of our shares and warrants, there will be a significant impact on our financial condition and capital structure and there could be a significant impact on our stockholder profile, the market price of our common stock, and market liquidity of our common stock.

On August 5, 2003 we commenced a self tender for $120 million of our shares and warrants, which is scheduled to expire on September 2, 2003, unless we extend it. In the event that the self tender is consummated and we use $120 million of our cash, marketable securities and short-term investments for that purpose, the impact of the payout will raise certain risks including, among others, the following:

•	If we complete the self tender, our balances of cash, marketable securities and short-term investments and, as a consequence, our interest income, will be significantly reduced.

•
Consummation of the tender offer is anticipated to significantly reduce our “public float,” which is the number of shares owned by non-affiliate stockholders and available for trading in the securities markets. This reduction in our public float may result in a lower stock price and/or reduced liquidity in the trading market for our common stock.

•
If our directors and executive officers participate in the self-tender as contemplated, and other stockholders and warrant holders do not, such other stockholders’ and warrant holders’ proportional holdings may significantly increase and the directors’ and executive officers’ proportional holdings in aggregate will decrease. Furthermore, if any of our directors and executive officers ultimately elect not to participate in the self-tender offer, their proportional holdings may significantly increase.

•
Under the terms of our Rights Agreement, any person who becomes the beneficial owner of 15% or more of our outstanding common stock as a result of our acquisition of our common stock (including as a result of the Offer) will not be deemed an “acquiring person” for purposes of the Rights Agreement. However, if such person acquires any additional shares after our acquisition of our common stock, such person will be deemed an “acquiring person,” which will trigger certain provisions under our Rights Agreement.

By reducing our cash balances, consummation of the tender offer may (i) reduce our ability to engage in significant transactions without additional financing, (ii) reduce our ability to cover existing contingent or other future liabilities or (iii) negatively impact our liquidity during periods of increased capital or operating expenses. We cannot assure you that we would be able to raise additional debt or equity financing in the future if we determine that we would like to do so.

Risks Related to Our Industry and Our Business

We have a recent history of losses and we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in future periods.

We were not profitable for the three and six months ended June 30, 2003 as well as the years ended December 31, 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million. We incurred losses from operations of approximately $9.7 million for the year 2000, $19.9 million for the year 2001 and $17.2 million for the year 2002 and $2.6 million for the six months ended June 30, 2003. As of June 30, 2003 our accumulated deficit totaled $44.9 million. Although we have recently taken initiatives which are intended to reduce our operating expenses in 2004, we expect our research and

Back to Contents

development expenses to increase for the remainder of 2003 as we continue to invest in improvements to our operational and financial systems. In addition, losses at Virtual Internet and RegistryPro have contributed to a decline in our profitability through June 30, 2003, and potential future losses at Virtual Internet and RegistryPro may continue to impact our profitability negatively in future periods. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to incur significant penalties that impact our profitability. In addition, for the first six months of 2003 we incurred approximately $6.4 million in advisory fees and expenses in connection with our consideration of various strategic alternatives following two unsolicited acquisition proposals we received in early 2003, and we expect to incur additional such fees and expenses during the third quarter of 2003 of approximately $0.3 million. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in the future.

If our restructuring program is not successful, we may not achieve the operational and financial objectives we have set for the Company and our business, financial condition and results of operations could be materially adversely affected.

In late 2002, we began a restructuring program to address the challenges our business faced. The goals of our restructuring program are to reduce costs, improve our technology and systems, improve operating efficiencies and increase productivity and flexibility. We intend to achieve these goals primarily by improving our systems and we are actively working to make our technology architecture more flexible in order to enable us to introduce new products and services more rapidly and cost-effectively. For the remainder of the year 2003, we expect our research and development expenses to increase compared with the first six months of 2003 as we continue to invest in systems architecture improvements and improve our business processes. On a going-forward basis, we have set specific operational and financial objectives for the Company. In particular, our management is focused on launching a new systems architecture, eliminating our material internal control weaknesses and reducing credit card chargeback and refund rates. These issues have contributed to our inefficient cost structure and hindered our efforts to improve our results of operations and earnings.

We cannot assure you that our restructuring program will achieve the goals we have set for it. The planned implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. Although our new systems architecture is currently expected to be launched in the last quarter of 2003, we cannot assure you that this goal will be achieved. Even if it launched successfully and in the anticipated time frame, we cannot assure you that it will enable us to reduce our expenses to the significant extent and in the time frames we currently contemplate for 2004 or in future years. We cannot assure you that our business will ultimately realize the additional benefits we hope to achieve from improved systems or that our new systems will not have unintended consequences on our ability to service our customers and operate our business as planned. If our restructuring program is not successful, our business, financial condition and results of operations could be materially adversely affected.

If the marketplace for new domain names does not grow, and/or if we are unable to maintain our historical market share, the growth of our domain name registration business would be restricted and our net revenues may decline.

We do not expect the domain name marketplace to experience the same high level of growth it has experienced in the past. In 2002, the VeriSign registry recorded approximately 10.6 million new registrations compared to 10.8 million new registrations during 2001, reflecting the slow-down in the growth and expansion of the marketplace for new domain names. While new domain registrations outside the VeriSign registry (e.g., .info, .biz and .us) may have made up for some of the decline in overall domain registrations, the decline in .com, .net and .org registrations highlights the slower growth rate for domain names. Together with increased competition, this declining growth has contributed to a sequential quarterly decline in the number of paid domain name registrations, transfers and renewals during each quarter from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 through the fourth quarter of 2002. During the first six months of 2003, our total number of names under management declined by approximately 0.2 million names to approximately 3.1 million names as of

Back to Contents

June 30, 2003, and we experienced a decline in the total number of domain name registrations, renewals and transfers to us for the first six months of 2003 (1.1 million) as compared with the first six months of 2002 (1.4 million). If the domain name industry does not recover from this slowdown and competition continues to intensify, and/or if we are unable to maintain our historical market share, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to maintain or improve our competitive position because of strong competition from new and existing registrars and resellers, and we expect this competition to continue to intensify.

Competition in the domain name registration services industry continues to intensify among the market participants.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions’ registry for .com, .net and .org domain names. The four other testbed competitive registrars were America Online, CORE, France Telecom and Melbourne IT. Since the end of the testbed period on November 30, 1999, ICANN has continued to accredit new registrars, including several important competitors such as BulkRegister.com, eNOM, Go Daddy Software , DirectNic, DotRegistrar, Schlund, Dotster and Tucows. As of May 1, 2003, ICANN had accredited 164 registrars, including us, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. We also face substantial competition from many resellers that are not accredited registrars but offer domain name registrations through a competing accredited registrars’ systems. The continued introduction of registrars and resellers into the domain name registration industry and the rapid growth of some who have entered the industry have made it difficult for us to maintain our industry competitive position. If we continue to experience a decline in the total number of paid domain name registrations, renewals and transfers to us, as we did in the first six months of 2003 compared to the first six months of 2002, our business, financial condition and results of operations could be materially adversely affected.

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

We recognized lower revenues from domain name registrations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, which was due in part to lower number of domain names registered and in part to lower average prices for those names. Some of our competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee for .com, .net and .org domains. Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis. Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some of our competitors have, in the past, offered domain name registrations for free, deriving their revenues from other sources. In response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to

Back to Contents

maintain customer service comparable to ours. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our business, financial position and results of operations.

If we do not maintain a low rate of credit card chargebacks and reduce our rate of credit card refunds, we will continue to face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

A substantial majority of our revenues originate from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. We have experienced high rates of refunds to customers and chargebacks from credit card associations that have resulted in the assessment of financial penalties by two credit card associations. We had not incurred penalties from one of those associations until August 2002, at which time we were assessed a penalty of $0.3 million applicable to the year 2001. Under that association’s rules, additional penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association, and under our contract with our processor, we are required to reimburse it for such penalties. Because the imposition of any potential penalties is at the discretion of the credit card association, we accrued a $3.7 million charge to general and administrative expense in the year 2002 and an additional $1.3 million for the first six months of 2003 to cover what we estimate to be the potential penalties that could be imposed under that card association’s rules for transactions in these periods. We have previously posted a $1.0 million letter of credit with our processor as security for potential obligations to it. If we cannot reduce our refund and chargeback rates to levels that are acceptable to the credit card associations, and maintain acceptable levels, we will continue to face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

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

Our business depends in great part on our customers’ renewal of their domain name registrations through us. Our first expirations for .com, .net and .org domain names occurred in January 2001. We have difficulty predicting the number of registration renewals and related revenues we should expect for a particular period and cannot assure you that those customers who will renew their registrations will do so through us. Our

Back to Contents

renewal rate for paid registrations for the year ended December 31, 2002 was approximately 50% and for the first six months of 2003 was approximately 45%. We have experienced very low renewal rates for promotional and other speculative registrations. Our total domain name registrations under management declined from a peak of approximately 3.8 million as of September 30, 2001 to approximately 3.1 million as of June 30, 2003. Also, as discussed above, our renewal rates may be adversely affected by modifications to our SafeRenew program. If we are unable to increase our overall renewal rate or number of new registrations, the combination of our customers deciding not to renew their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. This could cause our revenues from domain name registrations to decrease and could materially adversely affect our business, financial condition and results of operations.

If not remedied, weaknesses in our internal accounting controls may materially adversely affect our ability to accurately report our financial position and results of operations on a timely basis and collect certain accounts receivable.

We experienced significant growth and increased complexity in our operations in a short period of time, which strained our existing financial systems and procedures. As a result, aspects of our financial systems and internal accounting controls need to be updated and improved. We have material weaknesses in our internal accounting controls that may impair our ability to accurately record, track, and amortize deferred revenues and prepaid registry fees through our systems; reconcile, on a detailed transaction basis, accounts receivable from our credit card processors; completely reconcile, on a detailed transaction basis, invoices from registries to our database of domain names; and generate accurate invoices to corporate customers. To mitigate risks that might result from such material weaknesses, we have implemented a number of processes designed to ensure the accuracy, in all material respects, of our reported financial position and results of operations. Due to growth in the complexity of our operations, the processes and procedures we have used in the past may not be adequate to compensate for these material weaknesses in the future. We are in the process of implementing new accounting system modules, including modules to perform certain reconciliations and to record, track, and amortize deferred revenues and prepaid registry fees, and new control processes in our Corporate Services group. When fully implemented, these new financial system modules and control processes are expected to correct these weaknesses. However, we cannot assure you that these systems or control processes will be implemented on a timely basis and within anticipated budgets, nor can we assure you that their implementation will adequately remedy the weaknesses identified in our internal accounting systems and controls. If our efforts to implement these solutions are not successful, our ability to accurately report our financial position and results of operations on a timely basis, and to collect all of our accounts receivable from corporate customers, may be materially adversely affected.

We face certain risks as a result of the numerous recent key changes to our management team and challenges retaining our key employees through our restructuring process.

Our success depends in large part on the contributions of our management team and key sales and technology personnel. Over the past several years, we have experienced high turnover among our employees and during the past several months we have experienced a significant number changes to the members to our management team as follows:

•
On June 16, 2003, Peter Forman was appointed our President and CEO to replace his brother Richard Forman, our director and co-founder who resigned from his positions as President and CEO, which he had held since March 1998 and March 1996, respectively. Peter Forman is our co-founder and has served as a member of our Board since our inception in 1994, as our President from our inception until March 1998, as Chairman of our Board from our inception until May 1999 and as a member of our Executive Committee from February 2003 until June 2003.

•
We recently promoted Alan Kipust to Senior Vice President. Mr. Kipust joined us as Vice President of Operations in November 2002 after having served as a consultant to us in the area of operations since February 2002.

•	Effective August 15, 2003, we are promoting Roni Jacobson from Deputy General Counsel to General Counsel. Ms. Jacobson will replace Jack Levy who will continue to be an employee of the company as

Back to Contents

legal counsel through December 31, 2003 with a commitment of 30 hours per week and who will remain as a consultant to the company through August 1, 2004.

•
In July 2003, we hired a new director of human resources and we recently hired a new General Manager of Retail to replace David Hirschler, our former General Manager of Global Web Services, and a new director of our Canadian operations, each of whom is expected to start on September 1, 2003.

Our current Executive Chairman of the Board of Directors, Mitchell Quain, has served in that capacity since November 2002, our Chief Financial Officer has served in his role since June 2002 and our Chief Technology Officer has served in his role since November 2001. Many of our key employees have not worked with one another for long periods of time and may not be able to develop an effective working relationship. Moreover, many of our managers are still learning about our company and our industry. If we cannot work together effectively to solve the operational challenges that exist in our business, or master the details of our business and our market, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel.

We compete with other technology and Internet companies, as well as companies in other industries, in hiring and retaining qualified personnel. Our restructuring process has resulted in significant organizational changes including workforce reductions. These changes, together with the unsolicited acquisition proposals we received in January 2003 and the potential for a proxy contest and general uncertainty that resulted created morale challenges. In response to these challenges and in order to retain other employees and keep them focused on our goals, we implemented retention bonus and change in control severance programs. Notwithstanding the resolution of the potential proxy fight and the implementation of these programs, morale challenges may persist, creating the additional challenge of keeping our employees motivated and focused on our strategies and goals. The loss or demotivation of such employees, particularly from our marketing, sales and technology teams, could harm our business.

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

The rapid growth we experienced in a short period of time resulted in a substantial expansion of our operations. The demands on our network infrastructure, technical staff, customer service operations and fulfillment and billing functions grew especially rapidly with our customer base, partner network, our expansion of operations to Canada and Europe, our acquisitions and the increasing complexity of our product and service offerings. This placed a significant strain on our resources and all aspects of our business, including our financial and managerial controls and systems, computer systems, database architecture and business processes and affects our ability to service customers. In our efforts to compensate for systems weaknesses, we have utilized manual processes, which result in increased personnel costs and may be more prone to error. As a result, we are working to improve our financial and managerial controls, billing systems, reporting systems and procedures, and to train and manage our workforce. In connection with these efforts, we have incurred, and expect to continue to incur through the end of 2003, significant expenditures to expand and improve our computer systems and to improve the completeness and accuracy of the information in our database of domain name registrations. We have dedicated personnel to effect these improvements while continuing to maintain our current systems with other personnel. While our focus on improving our systems and business processes is integral to our potential for future growth, it requires the active involvement of employees in almost every sector of our business, which limits the time we may focus on launching new products and responding to the day-to-day needs of our customers. Any delays in the launch of new products or services or upgrade of current ones or our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services in the future. If we fail to manage our business effectively and in particular fail to upgrade and improve our internal systems in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected.

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

Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of .com registrations, the new gTLDs and the products and services that we sold in connection with their respective launches contributed to our revenue for 2001 and the first quarter of 2002. We do not currently anticipate the introduction of any additional commercial gTLDs in the near future other than the anticipated launch of the .pro gTLD, and we cannot assure you that significant revenues would be generated from the .pro gTLD even if it were to be successfully launched. As a result, in order to grow our revenues we need to increase sales, renewals and transfers to us of existing gTLDs, and/or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002. Our business and results of operations could be materially adversely affected if the market for new gTLDs does not develop, if additional new top level domains are not introduced, if substantial numbers of our customers turn to other registrars for their gTLD registration or renewal needs, if we are not able to maintain our current market share of existing gTLDs, and/or if we are not able to generate additional revenues from sales of other products and services.

Our advertising revenues are heavily dependent on one customer and are subject to actual and perceived weaknesses in the Internet advertising market generally, and our web site in particular.

We derived 78% of our advertising revenues in the second quarter of 2003 from one provider of web site hosting services. If we begin to sell web hosting services directly to our customers, we or this advertising customer may determine to reduce the extent of our relationship or even to discontinue it entirely as soon as the fourth quarter of 2003. If so, we cannot assure you that we would be able to replace any lost revenues with other advertising revenue or with revenues from sales of web site hosting services to our own customers. For the year ended December 31, 2002, our advertising revenues were down 54% compared to the year ended December 31, 2001, and constituted 4% of our net revenues. For the six months ended June 30, 2003, revenues from advertising constituted 5% of our net revenues and decreased 7% to $2.4 million from $2.6 million for the six months ended June 30, 2002. This decline has had, and any continued decline will have, an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue would represent a reduction of our gross profit in the same amount. In addition, any continuation of our recently experienced softness in the market for Internet advertising and the actual or perceived ineffectiveness of Internet advertising in general, or our website as advertising media in particular, could materially adversely affect our business, financial condition and results of operations.

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

Back to Contents

Further, it will be difficult to achieve substantial diversification in the near future as we focus substantial resources on improving our systems in order to drive efficiencies in our core domain name registration business. Our primary business, domain name registration services, generated 87% of our net revenues during the six months ended June 30, 2003. We cannot assure you that we will be able to attain the market’s confidence in us as a reliable provider of products and services outside of our core business. If, over time, we fail to offer products and services that meet our customers’ needs and that are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset the related costs and we will remain dependent on domain name registrations as our primary source of revenue. Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

We cannot assure you that the RegistryPro and Afilias ventures will be successful.

We own a minority stake in Afilias, the registry operator for the .info and .org gTLDs, and 100% of RegistryPro, which has been selected by ICANN to operate a registry for the .pro gTLD. The .pro domain will be dedicated to certified or accredited professionals such as lawyers, doctors and accountants. All .pro domain names are planned to be issued with a digital certificate to facilitate secure communications and transactions. While Afilias launched real time .info registrations in October 2001, RegistryPro signed its contract with ICANN only in May 2002 and still faces operational challenges prior to launching, including finalizing the overall technological integration and functionality of the different aspects of the .pro top level domain product. The initial launch date for RegistryPro had to be delayed as a result of our decision to shut down our Registry Advantage division, which had been anticipated to provide registry services to RegistryPro on an outsourced basis. Although RegistryPro has not yet completed the implementation of its registry system, in April 2003, it launched the sunrise period for .pro defensive domain name registrations. We cannot assure you that RegistryPro will be able to successfully launch its registry system, or that the registrars authorized to register the .pro domain name will effectively market the .pro products and services. In addition, we cannot predict whether there will be a demand for the domain names for which Afilias and RegistryPro serve as the registry, when or the extent to which we will be able to generate revenues from Afilias or RegistryPro, or if either of these ventures will be profitable. If there is no demand, or demand is lower than anticipated, for these new gTLDs, or if the returns on our invested funds are lower than expected or take longer to materialize, our business, financial condition and results of operation could be adversely affected.

We intend to incur additional expenditures to establish and develop RegistryPro’s and Afilias’ products and services, which could cause our results of operations to suffer.

In their early stages, we anticipate that RegistryPro and Afilias will require additional funding as they establish themselves as registries of new top level domains. We have committed to provide up to $8.5 million in funding and other non-cash contributions to our wholly owned subsidiary, RegistryPro, for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, we do not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, our contributions for these purposes could be less than $8.5 million. Through June 30, 2003 we had contributed approximately $2.6 million in cash, and had also made non-cash contributions. For the six months ended June 30, 2003 RegistryPro incurred $1.3 million of startup costs. We currently expect that RegistryPro will not launch its real-time automated registry services during the third quarter of 2003. Accordingly, we currently expect that RegistryPro will continue to incur net losses through the end of 2003. In addition, we cannot assure you that RegistryPro will successfully launch its services during the fourth quarter of 2003 or at all. We may also need to invest our own funds to support Afilias and market its services. Inadequate funding could impact RegistryPro’s ability to fully launch its services or either registry’s ability to promote the new top level domains in the marketplace.

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

Acquisitions, including our acquisition in 2002 of Virtual Internet, involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

•	potential exposure to additional liabilities;

•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with the sellers of acquired businesses, technologies, services or products; and

•	inability to utilize tax benefits related to operating losses incurred by acquired businesses.

Moreover, performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.

We acquired Virtual Internet in March 2002, sold its hosting division in May 2002 and are in the process of integrating its business, technology, operations and personnel with those of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services division to those we acquired through Virtual Internet resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues as we make efforts to further integrate the businesses. We anticipate that fully integrating Virtual Internet’s corporate services business into ours and creating sustainable synergies between the two businesses will take time. In the first six months of 2003, Virtual Internet incurred a pre-tax loss of $1.7 million. In 2002, Virtual Internet incurred a pre-tax loss of $10.5 million, including a charge of $8.3 million for goodwill impairment and we may not be able to increase revenues or cut expenses sufficiently to turn it profitable in 2003. We were not able to utilize Virtual Internet’s losses in 2002 against our U.S. income tax returns for 2002.

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

Back to Contents

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

Back to Contents

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

Country code registries may be administered by the host country, entrepreneurs or other third parties. Different country code registries require registrars to comply with specific regulations. Many of these regulations vary from country code to country code. If we fail to comply with the regulations imposed by country code registries, these registries will likely prohibit us from registering or continuing to register domain names in their country codes. Further, in most cases, our rights to provide country code domain name registration services are not governed by written contract. In the case of our existing written contracts, there is uncertainty as to which country’s law may govern. As a result, we cannot be certain that we will continue to be able to register domain names in the ccTLDs we currently offer. If these registry businesses cease operations or otherwise fail to process domain name registrations or the related information in ccTLDs, we would be unable to honor the subscriptions of registrants who have registered, or are in the process of registering, domain names in the applicable ccTLD. In addition, the process for registering domain names with many of the ccTLD registries necessitates significant manual efforts to process numerous paper documents, resulting in high labor costs and an increased potential for clerical errors. If we are unable to honor a substantial number of subscriptions for our customers for any reason or if the country code registries fail to process our customers’ registrations in a timely and accurate fashion, we could face claims of loss from our registrants and our business, financial condition and results of operations could be materially adversely affected.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Investment Risks

Our stock price is highly volatile.

The market price of our common stock has been and may continue to be highly volatile and significantly affected by a number of factors, including:

•	future developments with respect to our recently announced self tender offer to purchase $120 million of our shares and warrants;

•	interest in the Company by potential acquirors;

•	general market and economic conditions and market conditions affecting technology companies generally;

•	limited availability of our shares on the open market;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	announcements of acquisitions or investments, developments in Internet governance or corporate actions; and

•	industry conditions and trends.

The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of the securities of technology related companies. These fluctuations may adversely affect the market price of our common stock.

The market price for our shares could be negatively affected if we dispose of a significant portion of our cash and marketable securities.

The market price for our shares could be negatively affected if we utilize a significant portion of our cash and marketable securities. We may in the future, including in the event that we purchase less than an aggregate of $120 million of our shares and/or warrants as part of our self tender, distribute additional cash to stockholders including by way of one or more dividends, distributions or repurchases of additional shares and/or warrants on the open market, in private transactions or by other methods, subject to the approval of our Board of Directors and compliance with applicable securities laws. If the market price of our stock declined significantly, it could, among other things, also result in:

Back to Contents

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

As of August 1, 2003, our directors, executive officers and principal stockholders beneficially owned approximately 23.7% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Our exposure to market risk is primarily related to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than one year. Accordingly, the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At June 30, 2003 the fair value of our investments in publicly traded stocks was $ 0.4 million. We did not have any foreign currency hedging or derivative instruments at June 30, 2003.

We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. While we have no present intention of utilizing derivative financial instruments in the future, it is possible that we may enter into such transactions or similar transactions. At June 30, 2003 we had no long-term debt.

Our consolidated financial statements are denominated in U.S. dollars. We derived 10% of our net revenues for the second quarter of 2003 from operations outside of the United States. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the Euro and the Canadian Dollar, as the financial results of our foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, such

Back to Contents

financial results, when translated into U.S. dollars, may vary from expectations and may adversely impact our operating results and our net income.

Item 4.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the quarterly period covered by this Report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarterly period covered by this Report, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In November 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the “Individual Defendants”), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately three hundred defendant companies who are part of this consolidated case, the negotiation of a settlement agreement, and approval by the Court. We cannot predict whether or when a settlement will occur or be finalized.

Register.com has been named as a defendant in purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an “opt-out basis” to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers’ online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also claimed breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com’s motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations of the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied

Back to Contents

covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff’s newly asserted causes of action. On July 23, 2003 the Court heard oral arguments on Register.com’s motion. While we intend to continue to defend ourselves vigorously in this lawsuit, in an effort to mitigate a potential worst-case scenario, we entered into an insurance agreement pursuant to which, in accordance with its terms and conditions, to the extent that we have a final judgment in excess of $15 million our insurance carrier would cover up to an additional $30 million.

On or about January 17, 2003, individual stockholders of the Company filed complaints in the Delaware Court of Chancery purporting to commence class action lawsuits against the Company and each of the individual members of the Company’s Board of Directors. The complaints were styled as Lanza v. Morten, et al (C.A. No. 20123) and Norton v. Morten, et al (C.A. No. 20124). The complaints allege, among other things, breaches of fiduciary duty by the directors in connection with certain publicly disclosed indications of interest in the acquisition of Company. The complaints further allege that the directors are not fulfilling their fiduciary duties in connection with their review and response to such indications of interest and seek an order requiring the defendants to, among other things, undertake an appropriate evaluation of the Company’s worth as a merger or acquisition candidate and to take all appropriate steps to effectively sell the Company. Among other remedies, the complaints seek to enjoin the members of the Board from continuing their purported breaches of fiduciary duty and unspecified damages from the defendants.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a “Coming Soon” web page that informs visitors the name was recently registered through Register.com and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names, Register.com also disclosed the existence of the Coming Soon page in the “Help” and “Frequently Asked Questions” portions of its website. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com’s Services Agreement. Plaintiff has demanded a jury trial, and seeks class certification. Plaintiff further seeks an award of actual damages, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. On April 13, 2001, Register.com filed a motion to dismiss Plaintiff’s claims for failure to state a claim upon which relief may be granted. On August 3, 2001, Register.com’s motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and on April 22, 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, if approved by the Court, would provide each member of the putative class with a five dollar discount off of future purchases of Register.com’s fees for domain name registrations and renewals. In addition, Reigster.com would pay Plaintiff’s attorneys fees. As of June 30, 2003, the Company had accrued such fees and expenses that it expects to incur under the terms of the settlement agreement.

In addition to the foregoing matters, on or about August 7, 2003 and August 8, 2003, purported stockholders of the Company filed two separate complaints in the Court of Chancery of Delaware against the Company and certain current and past individual members of the Company’s Board of Directors. The first compliant was styled as McBride v. Register.com, Inc., et al (C.A. No. 20470) and the second complaint was styled as DeMatte v. Register.com, Inc., et al (C.A. No. 20474), and each alleges, among other things, breaches of fiduciary duty by the named defendants in connection with the self tender that the Company commenced on August 5, 2003. Each complaint further alleges that the self tender is an attempt by the individual defendants to entrench their positions in the Company. Each of the suits seek, among other things, the court’s certification as a class action lawsuit, unspecified damages, injunctive relief from breaches of fiduciary duty, and, in the case of DeMatte an injunction of the self tender.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Back to Contents

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits

Number	Description

10.44	Amendment to Letter Agreement of Employment with Michael D. Pollack, dated May 23, 2003, incorporated by reference to Exhibit (d)(1)(T) of the Company’s Schedule TO, filed with the Securities and Exchange Commission on August 5, 2003.

10.45	Letter Agreement of Employment with Alan Kipust, dated as of November 15, 2002, incorporated by reference to Exhibit (d)(1)(CC) of the Company’s Schedule TO, filed with the Securities and Exchange Commission on August 5, 2003.

31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated August 13, 2003.

31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated August 13, 2003.

32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated August 13, 2003.

32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated August 13, 2003.

(b)	The following reports on Form 8-K were filed during the quarter ended June 30, 2003.

On May 13, 2003, we filed a Current Report on Form 8-K, Item 9 (information provided under Item 12 Results of Operation and Financial Condition), announcing its financial results for the first quarter of 2003.

On June 10, 2003, we filed a Current Report on Form 8-K, Item 5, announcing that we had determined to distribute $120 million in cash to our stockholders by September 1, 2003, by means of a dividend, a repurchase of shares or a combination, and that we had reached an agreement with the stockholder group led by Barington Companies Equity Partners, L.P.

On June 17, 2003, we filed a Current Report on Form 8-K, Item 5, announcing that Richard D. Forman, our Co-Founder, resigned from his position as President and Chief Executive Officer and that Peter A. Forman, his brother, Co-Founder and Director of the Company, had assumed the President and Chief Executive Officer positions.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTER.COM, INC.
Date: August 13, 2003
	By:	/s/ Jonathan Stern

Name: Jonathan Stern Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Back to Contents

EXHIBIT INDEX

Number	Description

10.44	Amendment to Letter Agreement of Employment with Michael D. Pollack, dated May 23, 2003, incorporated by reference to Exhibit (d)(1)(T) to the Company’s Schedule TO, filed with the Securities and Exchange Commission on August 5, 2003.

10.45	Letter Agreement of Employment with Alan Kipust, dated as of November 15, 2002, incorporated by reference to Exhibit (d)(1)(CC) to the Company’s Schedule TO, filed with the Securities and Exchange Commission on August 5, 2003.

31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated August 13, 2003.

31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated August 13, 2003.

32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated August 13, 2003.

32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated August 13, 2003.