Form 10-Q
period 2003-09-30
REGISTER COM INC
filed 2003-11-14
CIK 1091284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
or

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
☑ Yes    ☐ No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
☑ Yes    ☐ No

As of November 11, 2003 there were 23,520,692 shares of the registrant’s common stock outstanding.

Register.com, Inc.
FORM 10-Q

i

CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Register.com, Inc.
Consolidated Balance Sheet

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002

ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$48,270	$50,557
Short-term investments	36,678	105,283
Accounts receivable, less allowance of $2,421 and $2,695, respectively	8,442	8,453
Prepaid domain name registry fees	14,824	15,457
Deferred tax assets, net	21,682	23,052
Other current assets	3,599	3,303

Total current assets	133,495	206,105
Fixed assets, net	8,530	8,450
Prepaid domain name registry fees, net of current portion	9,404	7,131
Other investments	396	396
Marketable securities	5,222	61,205
Goodwill and other intangibles, net	1,971	2,317

Total assets	$159,018	$285,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,076	$15,227
Deferred revenue	50,562	55,617
Acquisition notes payable	—	9,625

Total current liabilities	65,638	80,469
Deferred revenue, net of current portion	37,532	31,493

Total liabilities	103,170	111,962

Commitments and contingencies

Stockholders’ equity
Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized; 23,487,901 and 40,624,502 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	2	4
Additional paid-in capital	97,549	216,713
Unearned compensation	(816)	(1,376)
Accumulated other comprehensive income	1,553	2,179
Accumulated deficit	(42,440)	(43,878)

Total stockholders’ equity	55,848	173,642

Total liabilities and stockholders’ equity	$159,018	$285,604

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net revenues	$25,749	$25,490	$79,006	$79,757
Cost of revenues	7,748	8,182	24,609	26,092

Gross profit	18,001	17,308	54,397	53,665

Operating costs and expenses
Sales and marketing	6,098	7,270	19,344	23,798
Research and development	5,079	3,897	13,149	9,372
General and administrative (including non-cash compensation of $285, $492, $760 and $1,415, respectively)	4,877	10,030	22,323	18,693
Amortization and writedown of intangibles	137	17,003	406	17,156

Total operating expenses	16,191	38,200	55,222	69,019

Income (loss) from operations	1,810	(20,892)	(825)	(15,354)
Other income, net	771	1,174	2,549	4,237

Income before provision for (benefit from) income taxes	2,581	(19,718)	1,724	(11,117)
Provision for (benefit from) income taxes	158	(5,155)	287	(1,055)

Net income (loss)	2,423	(14,563)	1,437	(10,062)

Other comprehensive income (loss)
Unrealized loss on marketable securities	(499)	(266)	(839)	(637)
Unrealized gain (loss) on foreign currency translation	33	(243)	213	831

Comprehensive income (loss)	$ 1,957	$(15,072)	$811	$(9,868)

Basic income (loss) per share	$0.06	$(0.36)	$0.04	$(0.26)

Diluted income (loss) per share	$0.06	$(0.36)	$0.03	$(0.26)

Weighted average number of shares outstanding:
Basic	37,426	40,049	39,830	39,370

Diluted	38,927	40,049	41,264	39,370

The accompanying notes are an integral part of these consolidated financial statements.

2

Register.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:	(in thousands)
Net income (loss)	$1,437	$(10,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of acquisitions:
Depreciation and amortization	3,696	20,468
Compensatory stock options and warrants expense	760	1,109
Deferred income taxes	1,370	(4,130)
Tax benefit from exercise of employee stock options	223	1,171
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	98	5,024
Prepaid domain name registry fees	(1,565)	(685)
Deferred revenues	722	5,710
Other current assets	372	1,866
Accounts payable and accrued expenses	(2,276)	(2,793)
Other current liabilities	1,570	(3,488)

Net cash provided by operating activities	6,407	14,190

Cash flows from investing activities:
Purchases of fixed assets	(3,316)	(2,920)
Purchases of investments	(341,736)	(226,965)
Maturities of investments	465,569	222,097
Acquisitions, net	—	(9,380)

Net cash provided by (used in) investing activities	120,517	(17,168)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	413	6,227
Retirement of common stock	(120,000)	(333)
Issuance of notes payable	—	8,552
Payment (issuance) of notes payable	(9,927)	—
Principal payments on capital lease obligations	—	(212)

Net cash (used in) provided by financing activities	(129,514)	14,234

Effect of exchange rate changes on cash	303	1,314

Net (decrease) increase in cash and cash equivalents	(2,287)	12,570
Cash and cash equivalents at beginning of period	50,557	61,932

Cash and cash equivalents at end of period	$48,270	$74,502

Supplemental disclosure of cash flow information
Cash paid for interest	$184	$8
Cash paid for income taxes	$130	$1,731
The accompanying notes are an integral part of these consolidated financial statements.

3

REGISTER.COM, INC.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Register.com, Inc. (the "Company") and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Interim Financial Statements

The interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this Report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of its results of operations for the interim periods covered and its financial position at the date of the interim balance sheet. The December 31, 2002 balance sheet was obtained from the audited financial statements at that date. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate for understanding the information presented. Operating results for interim periods are not necessarily indicative of operating results for the entire year. These interim financial statements should be read in conjunction with the Company’s December 31, 2002 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances may exceed the Federal Deposit Insurance Corporation limit. The Company has pledged $5.2 and $7.4 million of its cash as of September 30, 2003 and 2002, respectively, as security deposits against outstanding letters of credit.

Investments

The Company classifies its investments in debt securities as marketable securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

Securities with maturities of less than one year are classified as current, and securities with maturities of greater than one year are classified as non-current.

Revenue recognition

The Company’s revenues are primarily derived from domain name registration fees, other products and services, and advertising.

Domain name registration fees

Registration fees charged to end-users for registration services are recognized on a straight-line basis over the registration term. A majority of end-user subscribers pay for services with credit cards for which the Company receives remittances from the credit card associations, generally within two business days after the sale transaction. A provision for estimated refunds to customers and chargebacks from credit card associations is recorded as a reduction of deferred revenue and accounts receivable. For many of our corporate customers who register domain names through our Corporate Services division and our partners who register domain names through our Global Partner Network, we establish lines of credit based on credit worthiness. Referral commissions earned by participants in our Global Partner Network are deducted from gross registration revenue for presentation in our financial statements.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s most significant estimates relate to potential refunds to customers and chargebacks from credit card associations, the realizability of accounts receivable and deferred tax assets, the potential liability to credit card associations for penalties for excessive credit card chargebacks and refunds, potential liability for various matters in litigation, and the estimated useful lives of fixed assets and intangible assets. Actual results could differ from management’s estimates. The markets for the Company’s products and services are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future realizability of the Company’s assets.

Stock based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company provides the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation."

The following table illustrates the pro forma effect on the Company’s net income and net income per share had compensation cost for the stock-based incentive plans been determined in accordance with the fair-value-based method of accounting for stock-based compensation as prescribed by SFAS 123. Because option grants awarded to date vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years operating results of the application of the fair-value-based method.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net income (loss):
As reported	$2,423	$(14,563)	$1,437	$(10,062)
Add: Stock-based employee compensation included in reported net income	285	492	760	1,415
Deduct: Total stock-based employee compensation expense determined under the fair-value based method	(370)	(1,280)	(1,380)	(2,986)

Pro forma net income (loss)	$2,338	$(15,351)	$817	$(11,633)

Net income (loss) per share:
As reported – basic	$0.06	$(0.36)	$0.04	$(0.26)

As reported – diluted	$0.06	$(0.36)	$0.03	$(0.26)

Pro forma – basic	$0.06	$(0.38)	$0.02	$(0.30)

Pro forma – diluted	$0.06	$(0.38)	$0.02	$(0.30)

Earnings per share

The Company calculates earnings per share in accordance with SFAS 128, "Earnings Per Share."

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net income (loss) per share – basic:
Net income (loss) available to common shareholders	$2,423	$(14,563)	$1,437	$(10,062)

Weighted average shares – basic	37,426	40,049	39,830	39,370

Net income (loss) per share – basic	$0.06	$(0.36)	$0.04	$(0.26)

Net income (loss) per share – diluted:
Net income (loss) available to common shareholders	$2,423	$(14,563)	$1,437	$(10,062)

Weighted average shares outstanding – basic	37,426	40,049	39,830	39,370
Diluted effect of stock options	410	387	343	773
Diluted effect of warrants.	1,091	2,026	1,091	2,026

Weighted average shares – diluted	38,927	42,462	41,264	42,169

As reported – diluted	$0.06	*	$0.03	*

* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, diluted net loss per share is the same as basic net loss per share.

Weighted average number of shares

The weighted average number of shares outstanding for the third quarter of 2003 was 37,426,000 shares (basic) and 38,927,000 shares (diluted). As a result of our completion in September 2003 of our $120 million self-tender offer, in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares of our common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the weighted average number of shares will decline in the fourth quarter of 2003 and beyond. The reduced weighted average number of shares will have the effect of increasing net income (loss) per share. As of September 30, 2003, we had outstanding 23,487,901 shares of common stock and warrants to purchase 1,749,207 shares of common stock.

Comprehensive income (loss)

The Company follows SFAS 130, "Reporting Comprehensive Income." Items of comprehensive income must be classified by their nature in the financial statements, with accumulated balances shown separately.

Comprehensive income was $0.5 million less than net income for the three months ended September 30, 2003, representing a net unrealized loss on marketable securities of $0.5 million offset in part by an unrealized gain on foreign currency translation of $33,000. Comprehensive income was $0.6 million less than net income for the nine months ended September 30, 2003, representing a net unrealized loss on marketable securities of $0.8 million offset in part by an unrealized gain on foreign currency translation of $0.2 million.

Reclassification

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current year presentation for comparative purposes.

2. Notes Payable

On March 8, 2002 the Company acquired Virtual Internet plc ("VI") for £11.99 million (US $16.9 million at the date of acquisition). Certain VI shareholders elected to receive loan notes issued by the Company in exchange for their VI shares. During the first six months of 2003, the Company fully repaid these notes.

3. Commitments and Contingencies

Litigation

In November 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation . The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies including the negotiation of a settlement agreement and approval by the Court. We cannot predict whether or when a settlement will occur or be finalized.

Register.com has been named as a defendant in purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers’ online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also claimed breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com’s motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations o f the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff’s newly asserted causes of action. On July 23, 2003 the Court heard oral arguments on Register.com’s motion. While we intend to continue to defend ourselves vigorously in this lawsuit, in an effort to mitigate a potential worst-case scenario, we entered into an insurance agreement pursuant to which, in accordance with its terms and conditions, to the extent that we have a final judgment in excess of $15 million our insurance carrier would cover up to an additional $30 million.

On or about January 17, 2003, individual stockholders of the Company filed complaints in the Delaware Court of Chancery purporting to commence class action lawsuits against the Company and each of the individual members of the Company’s Board of Directors. The complaints were styled as Lanza v. Morten , et al (C.A. No. 20123) and Norton v. Morten , et al (C.A. No. 20124). The complaints allege, among other things, breaches of fiduciary duty by the directors in connection with certain publicly disclosed indications of interest in the acquisition of Company. The complaints further allege that the directors are not fulfilling their fiduciary duties in connection with their review and response to such indications of interest and seek an order requiring the defendants to, among other things, undertake an appropriate evaluation of the Company’s worth as a merger or acquisition candidate and to take all appropriate steps to effectively sell the Company. Among other remedies, the complaints seek to enjoin the members of the Board from continuing their purported breaches of fiduciary duty and unspecified damages from the defendants.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names , Register.com also disclosed the existence of the Coming Soon page in the "Help" and "Frequently Asked Questions" portions of its website. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com’s Services Agreement. Plaintiff has demanded a jury trial, and seeks class certification. Plaintiff further seeks an award of actual damages, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. In April 2001, Register.com filed a motion to dismiss Plaintiff’s claims for failure to state a claim upon which relief may be granted and in August 2001, Register.com’s motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and in April 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com will provide each member of the putative class with a five dollar discount off of future purchases of Register.com’s fees for domain name registrations and renewals and will pay attorney’s fees as awarded by the Court to class counsel. As of June 30, 2003, Register.com had accrued the fees and expenses that it expects to incur under the terms of the settlement agreement. These fees and expenses are expected to be paid in the fourth quarter of 2003.

On or about August 7, 2003 and August 8, 2003, purported stockholders of the Company filed two separate complaints in the Court of Chancery of Delaware against the Company and certain current and past individual members of the Company’s Board of Directors. The first compliant was styled as McBride v. Register.com, Inc. , et al (C.A. No. 20470) and the second complaint was styled as DeMatte v. Register.com, Inc. , et al (C.A. No. 20474). On November 3, 2003, the two cases were consolidated (C.A. No. 20470) and on November 5, 2003, an amended complaint was filed. The complaint alleges, among other things, that the named defendants breached their fiduciary duties in connection with the self tender that the Company commenced in August 2003 and completed in September 2003, and that the self tender is an attempt by the individual defendants to entrench their positions in the Company.  The complaint seeks, among other things, the court’s certification as a class action lawsuit, unspecified damages and rescission of the self tender.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Credit Card Penalties

The Company has experienced high rates of refunds to customers and chargebacks from credit card associations, which have resulted in the assessment of financial penalties by two credit card associations. If the Company is unable to lower its refund and chargeback rates to levels deemed acceptable by the credit card associations, the Company could continue to face such penalties and may lose its rights to accept credit card payments from customers through one or more credit card associations. The Company had not previously incurred penalties from one of those associations until August 2002, at which time it was assessed a penalty of $0.3 million applicable to the year 2001. Under that association’s rules, additional potential penalties may be imposed, at the discretion of the association. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, the Company has accrued $0.6 million and $1.9 million, respectively, as general and administrative expense for the three months and nine months ended September 30, 2003, to cover what the Company estimates to be the maximum potential penalties that could be imposed under that association’s rules for transactions during that period. Any such potential penalties would be imposed on the Company’s credit card processor by the association, and under the Company’s contract with its processor, the Company is required to reimburse such penalties. The Company has accrued an aggregate of $5.6 million for such potential penalties through September 30, 2003, of which $3.7 million applies to 2002. The Company has had preliminary discussions with its credit card processor to obtain resolution to the 2002 penalties and believes that upon final resolution, the Company is not likely to pay the full amount accrued for 2002. If the ultimate amount paid by the Company is less than the maximum potential penalties previously accrued, the Company would reverse any excess accrual as a reduction of general and administrative expense at that time. The Company had previously posted a $1.0 million letter of credit with its processor as security for its potential obligations.

Commitments

The Company has committed to provide up to $8.5 million in funding and other non-cash contributions to its wholly owned subsidiary, RegistryPro, for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, the Company does not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, the Company’s contributions for these purposes could be less than $8.5 million. Through September 30, 2003 the Company had contributed approximately $3.8 million in cash, and had also made non-cash contributions. For the nine months ended September 30, 2003, RegistryPro incurred $2.3 million of startup costs.

Retention Bonuses and Change in Control Severance Programs and Termination Letters

Effective March 2003, the Company implemented various retention bonus and change in control severance and termination benefit programs for certain employees. Retention bonuses totaling $0.5 million were paid in August 2003 to certain employees who remained employed with the Company through July 31, 2003.

The different change in control severance programs provide for severance ranging from two to twelve months (depending on the program in which the employee participates) if within one year following a change in control or effective change in control (each as defined in the applicable program) that occurs on or prior to May 31, 2004, the participating employee's employment with the Company is terminated (1) by the Company other than for cause, death or disability or (2) for participants in the executive change in control severance program, by the participant within 90 days following an event constituting good reason. The cash severance benefits payable under the terms of the programs will be reduced by other severance benefits payable under any plan, program, policy, practice, agreement or arrangement between the participant and the Company, but will not be reduced by the payment of any retention bonuses described above. Approximately 200 employees are covered by these different change in control severance programs.

In addition to the programs described above, ten employees are parties to change in control termination letter agreements pursuant to which they would receive a payment equal to five months' base salary within ten days after a voluntary termination during the 90-day period commencing 75 days after a change in control (as defined in the agreement) that occurs on or prior to May 31, 2004. If such employee receives a payment under one of the change in control severance programs for voluntarily resigning for good reason under that program, the change in control severance program, and not the change in control termination letter agreement, will control.

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

5. Self-Tender Offer

In September 2003 we completed a $120 million self-tender offer in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares of our common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and there fore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We undertake no duty to update any forward-looking statements herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

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

We began processing registrations in the generic top level domains (gTLDs) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.1 million active domain name registrations under management as of September 30, 2003. Currently, we register, renew and transfer domain names across the .com, .net and .org gTLDs, in new gTLDs such as .biz, .info and .name and in over 400 country code top level domains (ccTLDs), including sub domains, such as .co.uk and .org.uk for the United Kingdom, .de for Germany, .jp for Japan, etc.

We believe that we offer a quick and user-friendly registration process as well as responsive and reliable customer support. We also offer a range of value-added products and services targeted to assist our customers in developing and maintaining their Web presence, including:

Products and Services Provided by Us	Products and Services Resold By Us
website-creation tools under the names FirstStepSite ® and WebSiteNow!™ intellectual property and brand protection services related to domain name domain name forwarding	email search engine submission services website design services digital certificates

Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brands and identities across the world and other online activities. Our mission is to become the preferred partner for customers who seek to create, enhance and manage their Web presence.

Our Retail division focuses on customers who are typically small to medium-size businesses as well as small offices/home offices and individuals. Generally, these customers purchase domain name registration services directly from our website located at www.register.com. In order to extend our distribution we maintain a Global Partner Network of companies that resell our domain name registration and Web services. Our network partners are typically Internet Service Providers (ISPs), web-hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators. Using our software solutions, these companies resell our domain name registration services and related products and services to their customers.

With operations in the United States, Canada and Europe, our Corporate Services division provides domain name registration and related products and services to large corporate enterprises with specialized registration needs including global registration and management services and online brand and trademark protection.

Through our RegistyPro subsidiary, we have been working toward establishing a registry for the new gTLD .pro. The .pro domain is intended to be dedicated to certified professionals such as lawyers, doctors and accountants. All .pro domain names are planned to be issued with a digital certificate to facilitate secure communications and transactions. This product is intended to assist such professionals with their heightened confidentiality obligations. We are currently evaluating strategic alternatives for our RegistryPro subsidiary but cannot assure you that we will ultimately be able to execute on what we determine to be our preferred course of action. We also have a small equity stake in Afilias, the consortium of registrars, which manages the registry for the gTLD .info and provides outsourced registry services to other top level domain registries including .org.

In March 2002 we acquired Virtual Internet plc for £11.99 million (US $16.9 million at the date of acquisition). Virtual Internet plc, a U.K. based company, had operations in the

United States and Europe and operated through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides domain name registration and online intellectual property management and protection services and the Hosting division provided web-hosting services. In May 2002, we sold Virtual Internet plc’s Hosting division for $0.5 million. Our results of operations include those of Virtual Internet’s Corporate Services business subsequent to March 8, 2002.

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

As part of this restructuring program, our management has been focused on launching a new systems architecture, eliminating certain material internal control weaknesses and reducing credit card chargeback and refund rates. These issues have contributed to our inefficient cost structure and hindered our efforts to improve our results of operations and earnings. We cannot yet assure you when our new systems architecture is going to be launched and until it is, we expect that our operating expenses, particularly research and development expenses, will remain high as we continue to invest in systems architecture improvements and improve our business processes.

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

Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. As a result, we must estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period. In determining our estimate, we review historical rates of credit card chargebacks, current economic trends and changes in acceptance of our products and services on a monthly basis. Deferred revenues and revenues recognized are presented net of provisions recorded for estimated refunds to customers and chargebacks from credit card associations. The credit card associations may impose financial penalties if our chargebacks and/or refunds exceed certain thresholds. Such penalties are not charged to revenues, but are classified as general and administrative expenses. If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See "Risk Factors" and Note 3 to the Consolidated Financial Statements "Commitments and Contingencies – Credit Card Penalties" for additional information in connection with the penalties that may be imposed by credit card associations and other risks associated with the Company’s excessive credit card chargebacks and refunds.

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

We experienced a decrease in our total names under management from approximately 3.3 million as of December 31, 2002 to approximately 3.1 million as of September 30, 2003.

Other products and services, which primarily consist of email, domain name forwarding, web-hosting, site submission to search engines, application processing fees for new gTLDs, intellectual property protection services related to the introduction of new gTLDs and software, and fees for modifying existing registrations, are sold either as one time offerings or annual or monthly subscriptions, depending on the product or service. Revenues from our other products and services, such as email and domain name forwarding, are recognized ratably over the period in which we provide such services. Revenues from processing fees for domain name applications, which may or may not result in domain registrations, and other intellectual property protection services related to the introduction of new gTLDs are recognized immediately upon the sale of the services.

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

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization on a straight-line basis over the registration term of registry fees, depreciation of the equipment used to process the domain name registrations, fees paid to the co-location facilities housing our equipment, and fees paid to the financial institutions to process credit card payments on our behalf. Cost of revenues does not include penalties for excessive credit card chargebacks and refunds; such penalties are classified as general and administrative expense. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz and .info domain name registration to $6 per year for each ..com, .net and .org domain name registration. We pay registry fees ranging from $6 to $5,020 per year for one to ten-year country code domain name registrations. The largest component of our cost of revenues is the registry fees, which, while paid in full at the time the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues ratably over the terms of the registrations.

Cost of revenues for our other products and services consists of fees paid to third-party service providers, depreciation of the equipment used to deliver the services, fees paid to the co-location facilities housing our equipment and fees paid to the financial institutions to process credit card payments on our behalf. The cost of revenues for other products and services is recognized ratably over the periods in which the services are provided.

We have no direct cost of revenues associated with our advertising revenues and we have no incremental cost of revenues associated with delivering advertisements since we use the same equipment to deliver the advertisements as we use for our domain name registration services. Therefore, the gross profit margin on advertising revenue is 100%, and accordingly, any decrease in advertising revenue would represent a reduction of our gross profit of the same amount. We incur operational costs including salaries and commissions for our advertising sales staff, which are classified as operating expenses.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative (including non-cash compensation), and amortization of intangibles. Prior to January 1, 2002 our operating expenses also included amortization of goodwill; effective January 1, 2002 we adopted SFAS 142 and ceased amortization of goodwill. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, and commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, the enhancement of existing products and services, and quality assurance. General and administrative expenses, excluding non-cash compensation, consist primarily of employee salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional services fees, insurance premiums, penalties for excessive credit card chargebacks and refunds, and provisions for uncollectible receivables. Facilities expenses are allocated across our different operating expense categories. We account for non-cash compensation expense in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Non-cash compensation expense relates to grants of restricted stock, stock options and warrants to employees, directors, consultants and vendors with exercise prices below fair market value on the date of grant. Based on such grants through September 30, 2003, we expect to record approximately $0.8 million in additional non-cash compensation expense through 2008 as follows: $0.3 million during the last three months of 2003, $0.4 million in 2004 and $0.1 million through 2008. Non-cash compensation expense will reduce our earnings or increase our losses, as applicable, in future periods.

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

Net Income (Loss)

Although we were profitable for the three and nine months ended September 30, 2003, we were not profitable for the first three or six months of 2003, nor for the years ended December 31, 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown and amortization of intangibles of $17.0 million. Although we have recently taken several initiatives intended to reduce our operating expenses in 2004, we cannot assure you when these reductions will be realized. Losses at Virtual Internet and RegistryPro have contributed to a decline in our profitability, and we expect losses at RegistryPro and Virtual Internet to impact our profitability negatively through the remainder of the year 2003 and perhaps beyond. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to incur significant penalties from credit card associations, which will impact our profitability (see "Risk Factors" for additional information). Further, we anticipate that our revenues from advertising will be materially lower in future periods.

For the first nine months of 2003 we also incurred approximately $6.7 million in advisory fees and expenses in connection with our consideration of various strategic alternatives following two unsolicited takeover proposals received by the Company in early 2003 and in connection with our self-tender offer for $120 million of our outstanding common stock and warrants which we completed in September 2003.

For all the above reasons, we cannot assure you that we will be able to operate profitably or attain positive cash flow in the future.

Results of Operations

The following tables set forth our selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three and nine months ended September 30, 2003 and 2002. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year 2002, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts set forth below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net revenues	$25,749	$25,490	$79,006	$79,757
Cost of revenues	7,748	8,182	24,609	26,092

Gross profit	18,001	17,308	54,397	53,665

Operating costs and expenses
Sales and marketing	6,098	7,270	19,344	23,798
Research and development	5,079	3,897	13,149	9,372
General and administrative (including non-cash compensation of $285, $492, $760 and $1,415, respectively)	4,877	10,030	22,323	18,693
Amortization and writedown of intangibles	137	17,003	406	17,156

Total operating expenses	16,191	38,200	55,222	69,019

Income (loss) from operations	1,810	(20,892)	(825)	(15,354)
Other income, net	771	1,174	2,549	4,237

Income (loss) before provision for (benefit from) income taxes	2,581	(19,718)	1,724	(11,117)
Provision for (benefit from) income taxes	158	(5,155)	287	(1,055)

Net income (loss)	2,423	(14,563)	1,437	(10,062)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(499)	(266)	(839)	(637)
Unrealized gain on foreign currency translation	33	(243)	213	831

Comprehensive income (loss)	$1,957	$(15,072)	$811	$(9,868)

	Three months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

Net revenues	100%	100%	100%	100%
Cost of revenues	30	32	31	33

Gross profit	70	68	69	67

Operating costs and expenses
Sales and marketing	24	29	24	30
Research and development	20	15	17	12
General and administrative (including non- cash compensation)	19	39	28	23
Amortization and writedown of intangibles	—	67	1	21

Total operating expenses	63	150	70	86

Income (loss) from operations	7	(82)	(1)	(19)
Other income, net	3	5	3	5

Income (loss) before (benefit from) provision for income taxes	10	(77)	2	(14)
Provision for (benefit from) income taxes	1	(20)	—	(2)

Net income (loss)	9	(57)	2	(12)
Unrealized gain (loss) on marketable securities	(2)	(1)	(1)	(1)
Unrealized gain on foreign currency translation	—	(1)	—	1

Comprehensive income (loss)	7%	(59)%	1%	(12)%

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net Revenues

Total net revenues increased 1% to $25.7 million for the third quarter of 2003 from $25.5 million for the third quarter of 2002.

Domain name registrations. Recognition of revenues from domain name registrations decreased 6% to $22.2 million in the third quarter of 2003 from $23.6 million in the third quarter of 2002. The decrease was due primarily to a lower number of domain names registered, and in part to lower average sale prices per year of subscription term. During the third quarter of 2003 we experienced a 1.5% decrease in the number of names under management, and we had a total of approximately 3.1 million names under management as of September 30, 2003.

At September 30, 2003, we had $88.1 million of total deferred revenue compared with $89.2 million at June 30, 2003, representing a decrease of $1.1 million during the third quarter of 2003. The decrease resulted from recognition of revenue from previously recorded sales having exceeded new sales of subscription-based products and services during the third quarter of 2003.

Other Products and Services. Revenues from other products and services increased 81% to $2.3 million for the third quarter of 2003 from $1.3 million for the third quarter of 2002. The increase was due primarily to increased revenues from email services and WebSiteNow!

Advertising. Revenues from advertising increased 98% to $1.2 million for the third quarter of 2003 from $0.6 million for the third quarter of 2002. Since the fourth quarter of 2002, our largest advertising customer, a provider of web-hosting services, has accounted for approximately $1.0 million of advertising revenues per quarter. Because we recently began to sell web-hosting services directly to our own customers, this provider of web-hosting services did not purchase advertising from us for the fourth quarter of 2003 and we do not anticipate any additional revenue from this customer. Accordingly, we anticipate that our advertising revenue will decline by approximately $1.0 million per quarter unless we can replace these revenues with advertising sales to other customers. Our sales of web-hosting services directly to our own customers will be classified as revenues from other products and services.

Cost of Revenues

Total cost of revenues decreased 5% to $7.7 million for the third quarter of 2003 from $8.2 million for the third quarter of 2002.

Cost of Domain Name Registrations. Cost recognized for domain name registrations decreased 12% to $7.3 million for the third quarter of 2003 from $8.3 million for the third quarter of 2002. The decrease resulted primarily from a lower number of names registered.

Cost of Other Products and Services. Cost of other products and services increased by $0.6 million in the third quarter of 2003 over the third quarter of 2002 , in part as a result of increased sales of other products and services in the third quarter of 2003, and in part because for the third quarter of 2002 these costs were offset by a $0.4 million refund we received from the .biz registry, as a result of that registry’s decision to cancel certain .biz applications.

Gross Profit Margin

Our gross profit margin increased to 69.9% in the third quarter of 2003 from 67.9% in the third quarter of 2002, due in large part to closure of redundant collocation facilities. If we cannot replace the advertising revenues which we anticipate losing as discussed above, there would be a corresponding decline in our gross profit margins.

Operating Expenses

Total operating expenses decreased 58% to $16.2 million for the third quarter of 2003 from $38.2 million for the third quarter of 2002.

Sales and Marketing. Sales and marketing expenses decreased 16% to $6.1 million for the third quarter of 2003 from $7.3 million for the third quarter of 2002. The decrease was primarily due to reductions in on-line and off-line media spending.

Research and Development. Research and development expenses increased 30% to $5.1 million for the third quarter of 2003 from $3.9 million for the third quarter of 2002. The increase resulted primarily from higher consulting fees and other costs incurred to improve our systems and operations, and in part from development expenses incurred by RegistryPro. We anticipate that research and development expenses will increase during the fourth quarter of 2003 as we continue our efforts to upgrade and improve our systems.

General and Administrative. General and administrative expenses decreased 51% to $4.9 million for the third quarter of 2003 from $10.0 million for the third quarter of 2002. The decrease was primarily due to a lower accrual in the third quarter of 2003 for potential credit card penalties for excessive chargebacks and refunds. In the third quarter of 2002 we recorded $3.6 million for credit card penalties, of which $3.1 million represented an accrual of our estimate of the maximum potential penalties which could be imposed for transactions under one credit card association’s rules retroactive to January 1, 2002. For the third quarter of 2003, we accrued $0.6 million for such potential penalties. For additional information in connection with credit card penalties, see "Risk Factors" and Note 3 to Consolidated Financial Statements, "Commitments and Contingencies – Credit Card Penalties." General and administrative expense for the third quarter of 2003 also reflected a decrease of $1.3 million in the provision for bad debts compared with the third quarter of 2002, and also included $0.3 million of expenses related to our self-tender offer for $120 million of our common stock and warrants completed in September 2003.

Amortization and Writedown of Goodwill and Other Intangibles. Amortization and writedown of goodwill and other intangibles was $0.1 million for the third quarter of 2003, compared with $17.0 million for the same period of last year. In September 2002, we made a decision to abandon the Afternic business, which we had acquired in September 2000. As a consequence of that decision, as well as negative industry and economic trends affecting the Company and the general decline in technology company valuations, including the valuation of our common stock, we performed an impairment analysis of the goodwill and intangible assets recorded in connection with our various acquisitions. Because the total market value of our common stock as of September 30, 2002 was lower than the book value of our stockholders’ equity, we recorded a goodwill impairment writedown of approximately $17.0 million in September 2002.

Other Income, Net

Other income, net, which consists primarily of interest income, net of interest expense, declined to $0.8 million for the third quarter of 2003 from $1.2 million for the third quarter of 2002. The decrease was due in part to lower prevailing interest rates in the third quarter of 2003, and in part to a reduction of $120 million in our investment portfolio in connection with our self-tender offer for $120 million of our common stock and warrants completed in September 2003.

Provision (Benefit) for Income Taxes

The income tax provision in the third quarter of 2003 was $0.2 million, representing an effective rate of 6% of pre-tax income. This lower-than-statutory effective tax rate resulted in part from our receipt of tax-free interest income on our investment portfolio, in part from an increased estimate of the tax-deductible portion of advisory fees and expenses incurred in connection with our consideration of various strategic alternatives following two unsolicited takeover proposals received in early 2003, and in part from adjustments to the financial statement tax provision based on finalization of the prior year’s tax returns in September 2003. The effective tax rate for the third quarter of 2002 was a benefit of 26% of the pre-tax loss. This lower-than-statutory effective tax benefit resulted in part because only a portion of the goodwill impairment writedown was tax deductible, and in part because no tax benefits were recorded in connection with losses generated by Virtual Internet as realization was not assured.

Earnings Per Share – Weighted average number of shares

The weighted average number of shares outstanding for the third quarter of 2003 was 37,426,000 shares (basic) and 38,927,000 shares (diluted). As a result of our completion in September 2003 of our $120 million self-tender offer, in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares of our common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the weighted average number of shares will decline in the fourth quarter of 2003 and beyond. The reduced weighted average number of shares will have the effect of increasing net income (loss) per share. As of September 30, 2003, we had outstanding 23,487,901 shares of common stock, and warrants to purchase 1,749,207 shares of common stock.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net Revenues

Total net revenues decreased 0.9% to $79.0 million in the first nine months of 2003 from $79.8 million in the first nine months of 2002.

Domain name registrations. Recognition of revenues from domain name registrations decreased 6% to $68.7 million in the first nine months of 2003 from $73.1 million in the first nine months of 2002. The decrease was due primarily to a lower number of domain names registered, and in part to lower average sale prices per year of subscription term. We experienced a decrease in our total names under management from approximately 3.3 million as of December 31, 2002 to approximately 3.1 million as of September 30, 2003.

Other Products and Services. Revenues from other products and services increased 95% to $6.6 million for the first nine months of 2003 from $3.4 million for the first nine months of 2002. The increase was due primarily to increased sales of email services and WebSiteNow!

Advertising. Revenues from advertising increased 13% to $3.7 million for the first nine months of 2003 from $3.3 million for the first nine months of 2002.

Cost of Revenues

Total cost of revenues decreased 6% to $24.6 million in the first nine months of 2003 from $26.1 million in the first nine months of 2002.

Cost of Domain Name Registrations. Cost recognized for domain name registrations decreased 11% to $23.2 million in the first nine months of 2003 from $26.0 million in the first nine months of 2002. The decrease resulted primarily from a lower number of names registered, offset in part by the inclusion of Virtual Internet in our results of operations after March 8, 2002.

Cost of Other Products and Services. Cost of other products and services increased to $1.4 million in the first nine months of 2003 from $0.1 million for the same period of last year,

in part as a result of increased revenues from other products and services (primarily email services) in the first nine months of 2003, and in part because for the first nine months of 2002 these costs were offset by a $0.4 million refund we received from the .biz registry as a result of that registry’s decision to cancel certain .biz applications.

Gross Profit Margin

Our gross profit margin increased to 68.9% in the first nine months of 2003 from 67.3% in the first nine months of 2002, primarily as a result of higher revenues from other products and services, which carried a higher gross profit margin, and in part to closure of redundant collocation facilities. If we cannot replace the advertising revenues which we anticipate losing as discussed above, there would be a corresponding decline in our gross profit margins.

Operating Expenses

Total operating expenses decreased 20% to $55.2 million in the first nine months of 2003 from $69.0 million in the first nine months of 2002.

Sales and Marketing. Sales and marketing expenses decreased 19% to $19.3 million in the first nine months of 2003 from $23.8 million in the first nine months of 2002. The decrease was primarily due to reductions in on-line and off-line media spending.

Research and Development. Research and development expenses increased 40% to $13.1 million in the first nine months of 2003 from $9.4 million in the first nine months of 2002. The increase resulted primarily from higher consulting fees and other costs to improve our systems and operations, and in part from development expenses incurred by RegistryPro. We anticipate that research and development expenses will continue to remain high during the fourth quarter of 2003 as we continue our efforts to upgrade and improve our systems.

General and Administrative. General and administrative expenses increased 19% to $22.3 million in the first nine months of 2003 from $18.7 million in the first nine months of 2002. The increase was primarily due to advisory fees and expenses incurred in 2003, partially offset by lower accruals for potential credit card penalties and lower bad debt expense. In the first nine months of 2003 we incurred $6.7 million in advisory fees and expenses in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003 and in connection with the self-tender offer for $120 million of our common stock and warrants completed in September 2003. Also in the first nine months of 2003, we accrued $1.9 million for credit card penalties, representing our estimate of the maximum potential penalties that could be imposed for transactions under one credit card association’s rules, compared with total expense recorded for credit card penalties in the first nine months of 2002 of $3.9 million, which included $3.1 million accrued for potential penalties for that credit card association. For additional information in connection with credit card penalties, see "Risk Factors" and Note 3 to Consolidated Financial Statements, "Commitments and Contingencies – Credit Card Penalties." The provision for bad debt expense declined by $1.8 million in the first nine months of 2003 compared with the first nine months of 2002.

Amortization and Writedown of Goodwill and Other Intangibles. Amortization of intangibles was $0.4 million for the first nine months of 2003, compared with $17.2 million for the first nine months of 2002. In September 2002, we made a decision to abandon the Afternic business. As a consequence of that decision, as well as negative industry and economic trends affecting the Company and the general decline in technology company valuations, including the valuation of our common stock, we performed an impairment analysis of the goodwill and intangible assets recorded in connection with our various acquisitions. Because the total market value of our common stock as of September 30, 2002 was lower than the book value of our stockholders’ equity, we recorded a goodwill impairment writedown of approximately $17.0 million in September 2002.

Other Income, Net

Other income, net, which consists primarily of interest income, net of interest expense, decreased to $2.5 million in the first nine months of 2003 from $4.2 million in the first nine months of 2002. The decrease was due primarily to lower prevailing interest rates in the nine months ended 2003, and in part to a reduction of $120 million in our investment portfolio in connection with our self-tender offer for $120 million of our common stock and warrants completed in September 2003.

Provision (Benefit) for Income Taxes

The income tax provision in the first nine months of 2003 was $0.3 million, representing an effective rate of 17% of pre-tax income. This lower-than-statutory effective tax rate resulted in part from our receipt of tax-free interest income on our investment portfolio, and in part from adjustments to the financial statement tax provision based on finalization of the prior year’s tax returns in September 2003. The income tax benefit in the first nine months of 2002 was $1.1 million, representing an effective tax benefit of 9% of the pre-tax loss. This lower-than-statutory effective tax benefit resulted in part from the fact that only a portion of the goodwill impairment writedown was tax deductible, and in part because no tax benefits were recorded in connection with losses generated by Virtual Internet as realization was not assured.

Earnings Per Share – Weighted average number of shares

The weighted average number of shares outstanding for the first nine months of 2003 was 39,830,000 shares (basic) and 41,264,000 shares (diluted). As a result of our completion in September 2003 of our $120 million self-tender offer, in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares (based on the conversion of warrants on a cashless basis at the $6.35 per share offer price) of our common stock, the weighted average number of shares will decline in the fourth quarter of 2003 and beyond. The reduced weighted average number of shares will have the effect of increasing net income (loss) per share.

Liquidity and Capital Resources

Historically, we have funded our operations and met our capital expenditure requirements primarily through cash generated from operations, sales of equity securities and borrowings. We issued 5,222,279 shares of our common stock to the public on March 3, 2000, which generated approximately $115.3 million in cash after deducting the underwriting discount and other offering expenses. In September 2003 we used $120 million of our cash, short term investments and marketable securities to complete a self-tender offer in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares of our common stock (based on the conversion of warrants on a cashless basis at the $6.35 per share offer price).

At September 30, 2003, our cash and cash equivalents, short-term investments and marketable securities totaled $90.2 million, compared with $217.0 million at December 31, 2002, representing a net reduction of $126.8 million during the first nine months of 2003. The net reduction was due primarily to our use of $120 million for the self-tender offer and $9.9 million to retire notes payable issued in connection with the acquisition of Virtual Internet, offset by funds provided by operations. Funds provided by operations in the first nine months of 2003 totaled $6.4 million, which reflects payments of $6.7 million of advisory fees and expenses in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003 and in connection with the self-tender offer and also includes a $3.2 million refund of income taxes paid in prior years.

Although we have no material commitments for capital expenditures or other long-term obligations other than lease obligations for office space, additional capital expenditures could arise in connection with our continued systems enhancement projects and potential additions of new products and services.

Under an agreement with ICANN, RegistryPro, our wholly owned subsidiary, is obligated to launch the .pro top level domain. We have committed to provide up to $8.5 million in funding and other non-cash contributions to RegistryPro for RegistryPro’s activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, we do not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, our contributions for these purposes could be less than $8.5 million. Through September 30, 2003 we had contributed approximately $3.8 million in cash, and had also made non-cash contributions. We incurred $2.3 million of startup costs for RegistryPro during the first nine months of 2003. We currently expect that RegistryPro will not launch its real-time automated registry services during the fourth quarter of 2003. We currently expect that RegistryPro will continue to incur net losses through the end of 2003 and we cannot assure you when RegistryPro will successfully launch its services, if at all.

We currently anticipate that our operating expenses will continue to represent a material use of our cash resources and we expect our research and development and our sales and marketing expenses to increase during the fourth quarter of 2003 compared with the third quarter of 2003. We believe that our current balance of cash, short-term investments and marketable securities together with anticipated cash to be provided from operations during the next 12 months will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, as a result of the consummation of our $120 million self-tender offer in September 2003, when compared to our financial position prior to the self-tender, we have significantly reduced our cash position and our anticipated interest income, reduced our ability to engage in significant transactions without additional debt or equity financing, reduced our ability to cover existing contingent or other future liabilities, and potentially negatively impacted our liquidity during future periods of increased capital requirements or operating expenses.

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

Risks Related to Our Recently Completed Self Tender Offer

Our recently completed $120 million self tender offer for our shares and warrants has significantly reduced our cash balances for future use thereby increasing certain risks, including our ability to finance certain expenditures, our financial flexibility and the market liquidity of our common stock.

In September 2003 we completed a self tender offer for $120 million of our shares and warrants. The completion of this self tender significantly reduced our balances of cash, marketable securities and short-term investments. As a consequence, we expect a significant reduction in our interest income going forward and we have substantially less cash available for use in periods of increased capital or operating expenses or to cover existing, contingent or other future liabilities. We have also reduced our ability to engage in significant transactions without additional financing and we cannot assure you that we would be able to raise additional debt or equity financing in the future if we determine that we would like to do so. In addition, consummation of the tender offer significantly reduced our "public float," which is the number of shares owned by non-affiliated stockholders and available for trading in the securities markets. This reduction in our public float may result in a lower stock price and/or reduced liquidity in the trading market for our common stock.
Risks Related to Our Industry and Our Business

We have a recent history of losses and we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in future periods.

Although we were profitable for the three and nine months ended September 30, 2003, we were not profitable for the first three or six months of 2003, nor for the years ended December 31, 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million. We incurred losses from operations of approximately $9.7 million for the year 2000, $19.9 million for the year 2001 and $17.2 million for the year 2002. As of September 30, 2003 our accumulated deficit totaled $42.4 million. Although we have recently taken initiatives intended to reduce our research and development operating expenses in 2004, we cannot assure you when or if these reductions will be realized and we expect our research and development expenses to increase during the fourth quarter of 2003 as we continue our efforts to upgrade and improve our systems. In addition, losses at our Virtual Internet and RegistryPro subsidiaries have contributed to a decline in our profitability and we expect these losses at Virtual Internet and RegistryPro to have a negative impact on our profitability through the remainder of 2003 and perhaps beyond. In addition, unless we lower the number of credit card refunds and reduce our level of credit card chargebacks, we may continue to incur significant penalties that impact our profitability. Further, we anticipate that our revenues from advertising will be materially lower in future periods. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in the future.

If our restructuring program is not successful, we may not achieve the operational and financial objectives we have set for the Company, and our business, financial condition and results of operations could be materially adversely affected.

In late 2002, we began a restructuring program to address the core issues that were contributing to our inefficient cost structure and hindering our efforts to improve our results of operations and earnings. Central to this program is our effort to build a new and more flexible systems architecture that we believe will enable us to introduce new products and services more rapidly and cost-effectively, improve operating efficiencies and increase productivity and flexibility. Other goals of our restructuring program include improving our financial and managerial controls and billing and reporting systems and procedures, improving the completeness and accuracy of the information in our database of domain name registrations and reducing credit card chargeback and refund rates.

If we fail to complete our restructuring program successfully, and in particular fail to upgrade and improve our internal systems in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected. In connection with our restructuring efforts, we have incurred, and expect to continue to incur through the end of 2003 and into the beginning of 2004, significant research and development expenditures as we continue to invest in systems architecture improvements, and as we seek to improve our business processes. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching new products and services to meet the needs of our customers and to better compete in the marketplace. Any delays in the launch of new products or services, in upgrades of current ones, or in our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services.

We cannot assure you that our restructuring program will achieve the goals we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. We have experienced delays in various stages of these projects and cannot assure you when or if these projects will be successfully completed. Even if our new systems architecture is launched successfully, we cannot assure you that it will enable us to reduce our expenses to the significant extent and in the time frames we originally contemplated for 2004 or in future years. We cannot assure you that our business will ultimately realize the additional benefits we hope to achieve from improved systems or that our new systems will not have unintended adverse impacts on our ability to service our customers and operate our business as planned.

If the marketplace for new domain names does not grow, and/or if we are unable to maintain our historical market share, our domain name registration business would be adversely affected and our net revenues may decline.

We do not expect the domain name marketplace to experience the same high level of growth it has experienced in the past. In 2002, the VeriSign registry recorded approximately 10.6 million new registrations compared to 10.8 million new registrations during 2001, reflecting the slow-down in the growth and expansion of the marketplace for new domain names. While new domain registrations outside the VeriSign registry (e.g., .info, .biz and .us) may have offset some of the decline in overall domain registrations, the decline in .com, .net and .org registrations highlights the slower growth rate for domain names. Together with increased competition, this declining growth has contributed to a sequential quarterly decline in the number of our paid domain name registrations, transfers and renewals during each quarter from the first quarter of 2000 until the introduction of new gTLDs in the fourth quarter of 2001 and again from the first quarter of 2002 through the fourth quarter of 2002. During the first nine months of 2003, our total number of names under management declined by approximately 0.2 million names to approximately 3.1 million names as of September 30, 2003, and we experienced a decline in the total number of domain name registrations, renewals and transfers to us for the first nine months of 2003 (1.6 million) as compared with the first nine months of 2002 (1.9 million). If the domain name industry does not recover from this slowdown and competition continues to intensify, and/or if we are unable to maintain our historical market share, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to maintain or improve our competitive position because of strong competition from new and existing registrars and resellers, and we expect this competition to continue to intensify.

Competition in the domain name registration services industry continues to intensify among the market participants.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions’ registry for .com, .net and .org domain names. The four other testbed competitive registrars were America Online, CORE, France Telecom and Melbourne IT. Since the end of the testbed period on November 30, 1999, ICANN has continued to accredit new registrars, including several important competitors such as BulkRegister.com, eNOM, Go Daddy Software, DirectNic, DotRegistrar, Schlund, Dotster and Tucows. As of November 6, 2003, ICANN had accredited 174 registrars, including us, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. We also face substantial competition from many resellers that are not accredited registrars but offer domain name registrations through a competing accredited registrars’ systems. The continued introduction of registrars and resellers into the domain name registration industry and the rapid growth of some who have entered the industry have made it difficult for us to maintain our industry competitive position. If we continue to experience a decline in the total number of paid domain name registrations, renewals and transfers to us, as we did in the first nine months of 2003 compared to the first nine months of 2002, our business, financial condition and results of operations could be materially adversely affected.

We face competition from registrars and resellers that may have longer operating histories, greater name recognition, particularly internationally, better systems or greater resources.

Our competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars. Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management and have a broad array of value-added products and services that they can bundle with domain name registrations. Some of our competitors have designed their systems and built their businesses in a manner that, we believe, enables them to be lower-cost providers than we currently are. In addition, our position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition, particularly internationally, and greater and more efficient financial, technical, marketing, distribution and other resources than we do.

Increasing competition in the domain name registration industry could force us to reduce our prices for our core products and services, which would negatively impact our results of operations.

We recognized lower revenues from domain name registrations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, which was due in part to fewer domain names registered and in part to lower average sale prices per year of subscription term for those names. Some of our competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee for .com, .net and .org domains. Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis. Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some of our competitors have, in the past, offered domain name registrations for free, deriving their revenues from other sources. In response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our business, financial position and results of operations.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers’ renewal of their domain name registrations through us. Our first expirations for .com, .net and .org domain names occurred in January 2001. We have difficulty predicting the number of registration renewals and related revenues we should expect for a particular period and cannot assure you that those customers who will renew their registrations will do so through us. Our renewal rate for paid registrations for the year ended December 31, 2002 and for the first nine months of 2003 was approximately 50%. Our total domain name registrations under management decreased by 1.5% during the third quarter of 2003 and has declined from a peak of approximately 3.8 million as of September 30, 2001 to approximately 3.1 million as of September 30, 2003. Also, as discussed below, our renewal rates could be adversely affected by any future modifications we may make to our SafeRenew program. If we are unable to increase our overall renewal rate or number of new registrations, the combination of our customers deciding not to renew their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. Not only could this cause our revenues from domain name registrations to decrease, but we would be left with fewer domain name customers to whom we could market our other products and services. A decline in our domain name registrations or renewals could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

A key part of our strategy is to diversify our revenue base by offering value-added products and services in addition to domain name registrations. Although we have recently experienced increased sales for other products and services such as email and website creation tools, our efforts to date have still not resulted in substantial diversification. Further, it will be difficult to achieve substantial diversification in the near future as we focus significant resources on our restructuring efforts. Our primary business, domain name registration services, generated 87% of our net revenues during the nine months ended September 30, 2003. We cannot assure you that we will be able to attain the market’s confidence in us as a reliable provider of products and services outside of our core business. If, over time, we fail to offer products and services that meet our customers’ needs and that are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset the related costs and we will remain dependent on domain name registrations as our primary source of revenue. Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

We anticipate that our advertising revenues will decrease significantly due to the loss of our most significant advertising customer.

Since the fourth quarter of 2002, our largest advertising customer, a provider of web hosting services, has accounted for approximately $1.0 million of our advertising revenues per quarter. In the third quarter of 2003 this represented approximately 75% of our advertising revenue. Because we recently began to sell web hosting services directly to our customers, this customer did not purchase advertising from us for the fourth quarter of 2003 and we do not anticipate any additional revenue from this customer. We cannot assure you that we will be able to replace these lost revenues with other advertising revenue or with revenues from sales of web-hosting services to our own customers, and even if we can, it may take a long period of time to do so. We expect any decrease in our advertising revenue to have an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue not otherwise offset with new advertising revenue would represent a reduction of our gross profit in the same amount.

If we do not maintain a low rate of credit card chargebacks and reduce our rate of credit card refunds, we will continue to face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our revenues originate from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. We have experienced high rates of refunds to customers and chargebacks from credit card associations that have resulted in the assessment of financial penalties by two credit card associations. We had not incurred penalties from one of those associations until August 2002, at which time we were assessed a penalty of $0.3 million applicable to the year 2001. Under that association’s rules, additional penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association, and under our contract with our processor, we are required to reimburse it for such penalties. Because the imposition of any potential penalties is at the discretion of the credit card association, we accrued a $3.7 million charge to general and administrative expense in the year 2002 and an additional $1.9 million for the first nine months of 2003 to cover what we estimate to be the maximum potential penalties that could be imposed under that credit card association’s rules for transactions in these periods. We have had preliminary discussions with our credit card processor to obtain resolution to the 2002 penalties and believe that upon final resolution, we are not likely to pay the full amount accrued for 2002. If the ultimate amount we pay is less than the maximum potential penalties previously accrued, we would reverse any excess accrual as a reduction of general and administrative expense at that time. We have previously posted a $1.0 million letter of credit with our processor as security for our potential obligations to it. If we cannot reduce our refund and chargeback rates to levels that are acceptable to the credit card associations, and maintain acceptable levels, we will continue to face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

Some of the measures we are implementing to reduce our rate of chargebacks and credit card refunds may reduce our net revenues.

By implementing aggressive online fraud screens and post-transaction verifications designed to prevent fraudulent credit card transactions on our website, we may block legitimate customers from purchasing our services, thereby reducing our net revenues. Our efforts to reduce our chargebacks and refunds included a modification of our SafeRenew program to an "opt in" program with respect to international transactions beginning October 2002. In an effort to protect our customers’ online identities, our SafeRenew program was implemented in January

2001 on an "opt out" basis to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one-year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Our modification of a portion of this program to an "opt in" basis with respect to international transactions beginning October 2002 and any further modifications we may undertake may result in the lapse of a significant number of domain name registrations that would have been renewed through the SafeRenew program, which could damage our relationship with customers that had relied upon the SafeRenew program to renew their domain name registrations. In addition, implementing changes to the program may have an adverse effect on our renewal rates in future periods and, as a result, may materially adversely affect our net revenues.

If not remedied, weaknesses in our internal accounting controls may materially adversely affect our ability to accurately report our financial position and results of operations on a timely basis and collect certain accounts receivable.

We experienced significant growth and increased complexity in our operations in a short period of time, which strained our existing financial systems and procedures. As a result, aspects of our financial systems and internal accounting controls need to be updated and improved. We have material weaknesses in our internal accounting controls that may impair our ability to accurately record, track and amortize deferred revenues and prepaid registry fees through our systems; reconcile, on a detailed transaction basis, accounts receivable from our credit card processors; and completely reconcile, on a detailed transaction basis, invoices from registries to our database of domain names. Other material weaknesses may impair our ability to generate accurate invoices to corporate customers of our Corporate Services group. To mitigate risks that might have resulted from such material weaknesses, we have implemented a number of processes designed to ensure the accuracy, in all material respects, of our reported financial position and results of operations. Due to growth in the complexity of our operations, the processes and procedures we have used in the past may not be adequate to compensate for these material weaknesses in the future.

During the third quarter of 2003 we completed the implementation of new accounting system modules, including modules to perform certain reconciliations and to record, track and amortize deferred revenues and prepaid registry fees.  We also implemented a number of new control procedures in our Corporate Services area designed to improve our ability to generate accurate invoices to corporate customers.  Accordingly, we believe we have made significant progress towards remediating the related material weaknesses in our internal accounting controls.  When fully implemented, these new financial system modules and control processes are expected to correct these weaknesses. However, we cannot assure you that we will make sufficient additional progress toward implementing these systems and control processes on a timely basis and within anticipated budgets, nor can we assure you that their implementation will adequately remedy the weaknesses identified in our internal accounting systems and controls. If our efforts to implement these solutions are not successful, our ability to accurately report our financial position and results of operations on a timely basis, and to collect all of our accounts receivable from corporate customers, may be materially adversely affected.

We face certain risks as a result of the numerous recent key changes to our management team and challenges retaining our key employees through our restructuring process.

Our success depends in large part on the contributions of our management team and key sales and technology personnel. Over each of the past several years, we have experienced high turnover among our employees and during the past several months we have experienced a significant number changes to the members to our management team including (i) the appointment of a new President and CEO, Peter Forman, to replace his brother Richard Forman, our director and co-founder who resigned from these positions which he had held since March 1998 and March 1996, respectively; (ii) the hiring of a new General Manager of our Retail division; (iii) the hiring of a new director of our Canadian operations; (iv) the hiring of a new director of human resources; (v) the promotion of our Deputy General Counsel to General Counsel and (vi) the promotion of our Vice President of Operations to Senior Vice President. Our current Executive Chairman of the Board of Directors, Mitchell Quain, has served in that capacity since November 2002, and his contract calls for him to return to the role of non-Executive Chairman in November 2003. Many of our key employees have not worked with one another for long periods of time and may not be able to develop an effective working relationship. Moreover, many of our managers are still learning about our company and our industry. If we cannot work together effectively to solve the operational challenges that exist in our business, or master the details of our business and our market, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel.

We compete with other technology and Internet companies, as well as companies in other industries, in hiring and retaining qualified personnel. Our restructuring process has resulted in significant organizational changes including workforce reductions. These changes, together with the unsolicited acquisition proposals we received in January 2003 and the potential for a proxy contest and general uncertainty that resulted created morale challenges. In response to these challenges and in order to retain other employees and keep them focused on our goals, we implemented retention bonus and change in control severance programs. Notwithstanding the resolution of the potential proxy fight and the implementation of these programs, morale challenges may persist, and we continue to face the challenge of keeping our employees motivated and focused on our strategies and goals. The loss or demotivation of such employees, particularly from our marketing, sales and technology teams, could harm our business.

We cannot assure you that our RegistryPro venture will be successful.

We are evaluating the strategic alternatives for our RegistryPro subsidiary but cannot assure you that we will ultimately be able to execute on what we determine to be our preferred course of action. RegistryPro has been selected by ICANN to operate a registry for the .pro gTLD. The .pro domain is intended to be dedicated to certified or accredited professionals such as lawyers, doctors and accountants. All .pro domain names are planned to be issued with a digital certificate to facilitate secure communications and transactions. RegistryPro signed its contract with ICANN only in May 2002 and still faces operational challenges prior to launching, including finalizing the overall technological integration and functionality of the different aspects of the .pro top level domain product. The initial launch date for RegistryPro has experienced several delays and although RegistryPro has not yet completed the implementation of its registry system, in April 2003, it launched the sunrise period for .pro defensive domain name registrations. We cannot assure you that RegistryPro will be able to successfully launch its registry system, or that the registrars authorized to register the .pro domain name will effectively market the .pro products and services. In addition, we cannot predict whether there will be a demand for the domain names for which RegistryPro serves as the registry, when or the extent to which we will be able to generate revenues from RegistryPro, or if it will ever be profitable.

In its development stages, we anticipate that RegistryPro will require additional funding. We have committed to provide up to $8.5 million in funding and other non-cash contributions to RegistryPro for its activities in establishing, operating and marketing the .pro top level domain through the first anniversary of its commencement-of-service date. However, we do not believe that RegistryPro’s agreement with ICANN requires RegistryPro to spend a specified amount to establish, operate and market the .pro top level domain. Accordingly, our contributions for these purposes could be less than $8.5 million. Through September 30, 2003 we had contributed approximately $3.8 million in cash, and had also made non-cash contributions. For the nine months ended September 30, 2003 RegistryPro incurred $2.3 million of startup costs. We currently expect that RegistryPro will not launch its real-time automated registry services during the fourth quarter of 2003. Accordingly, we currently expect that RegistryPro will continue to incur net losses through the end of 2003 and we cannot assure when RegistryPro will successfully launch its services, if at all. Inadequate funding could impact RegistryPro’s ability to fully launch its services or its ability to promote the new top level domains in the marketplace.

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
  diversion of management attention from running our existing business;

  increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

  increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

  potential exposure to additional liabilities;

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

We acquired Virtual Internet in March 2002, sold its hosting division in May 2002 and are in the process of integrating its business, technology, operations and personnel with those of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services division to those we acquired through Virtual Internet resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues as we make efforts to further integrate the businesses to drive additional synergies by improving our Corporate Services systems and processes. In 2002, Virtual Internet incurred a pre-tax loss of $10.5 million, including a charge of $8.3 million for goodwill impairment and in the first nine months of 2003, Virtual Internet incurred a pre-tax loss of $2.1 million. We may not be able to increase revenues or cut expenses sufficiently to make it profitable in the near future. We were not able to consolidate Virtual Internet’s 2002 losses in our U.S. income tax returns for 2002, although we expect to be able to do so for 2003 and future years.

For all these reasons, our pursuit of an acquisition and investment strategy or any individual acquisition or investment, including our acquisition of Virtual Internet, could have a material adverse effect on our business, financial condition and results of operations.

Our international expansion exposes us to business risks that could limit the effectiveness of our growth strategy and cause our results of operations to suffer.

We expanded our business into international markets through our acquisition of Virtual Internet, and we now maintain a large base in the United Kingdom and we have offices in France and Germany. Prior to this acquisition, our customer service operation in Canada was our only experience with operations outside of the United States. Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will continue to require significant management attention and financial resources. We face a number of risks associated with our conducting business internationally that could negatively impact our results of operation, including:
  management and integration problems resulting from cultural differences;

  political and economic instability in some international markets;

  competition with foreign companies;

  legal uncertainty regarding liability and compliance with foreign laws;

  currency fluctuations and exchange rates;

  potentially adverse tax consequences or inability to realize tax benefits;

  difficulties in protecting intellectual property rights in international jurisdictions; and

  the level of adoption of the Internet in international markets.
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

  accreditation criteria could change in ways that are disadvantageous to us;

  ICANN’s limited resources may seriously affect its ability to carry out its mandate; and

  international regulatory bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy.
Our business could be materially harmed if in the future the administration and operation of the Internet no longer relies upon the existing domain name system.

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

Our ability to maintain our computer and telecommunications equipment in working order and to reasonably protect them from interruption is critical to our success. Our website must accommodate a high volume of traffic and deliver frequently updated information. In addition, the technology underlying the Internet and the applications available to simplify electronic commerce are continuously being enhanced or upgraded and to remain competitive, we must incorporate these emerging technologies into our infrastructure on a cost-effective and timely basis. We occasionally experience system application failures, as well as slower response times. We also conduct planned site outages and experience unplanned site outages. To date, these disruptions of service and slower response times have had minimal impact on our business. However, our customers, advertisers and business partners may become dissatisfied by any systems failure that interrupts our ability to provide our products and services to them or increases response times. Substantial or repeated system failures would significantly reduce the attractiveness of our website and could cause our customers, advertisers and business partners to switch to another domain name registration service provider.

As part of our restructuring process, we have been incurring substantial expenses to update our technology, improve our systems’ performance and develop new applications to meet the evolving needs of our customers and ensure the compatibility of our current systems with emerging technologies. We cannot assure you that we will be able to achieve these goals on a timely basis as changes in technologies occur. Also as part of our restructuring efforts to increase efficiencies, we have outsourced certain operations and may continue to explore opportunities to outsource others. Outsourcing operations may raise concerns among partners or customers regarding our ability to control the services we offer them if certain elements are managed by another company. In addition, we cannot assure you that we will be able to effectively transition those functions that we may choose to outsource, as any such process involves complexity and risk.

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

Our network and communications systems are located primarily at hosting facilities in New York, Canada and the United Kingdom. We currently do not have a comprehensive disaster recovery plan in effect and our systems redundancies are not geographically distributed. We have no current plans to add additional facilities to make our systems geographically redundant. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and severely harm our business because our services could be interrupted for an indeterminate length of time. Computer viruses, electronic break-ins, human error or other similar disruptive problems could also adversely affect our systems.

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

We depend upon various third parties, including some competitors, for software, systems and related services, including access to the various registration systems of domain name registries. Many of these parties have a limited operating history or may depend on reliable delivery of services from others. If these parties fail to provide reliable software, systems and related services on agreeable license terms, we may be unable to deliver our products and services.

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

In addition, we offer services to our users, including web-hosting, electronic mail and digital certificates, through various third party service providers engaged to perform on our behalf. In the event that these service providers fail to maintain adequate levels of support or otherwise discontinue their lines of business, our customer relations may be impacted negatively and we may be required to pursue replacement third party relationships.

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
  to enhance our existing products and services;

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

Our success depends upon the continued development and acceptance of the Internet as a widely used medium for commerce and communication. We cannot assure you that use of the Internet will continue to grow at the pace it has in recent years. A number of factors could prevent continued growth, development and acceptance, including:
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
  sales and other taxes;

  user privacy;

  the expansion of intellectual property rights;

  pricing controls;

  characteristics and quality of products and services;
  consumer protection;

  cross-border commerce;

  libel and defamation;

  copyright, trademark and patent infringement;
  security;

  pornography; and

  other claims based on the nature and content of Internet materials.
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

On November 1, 2003, a moratorium on certain state and local taxation of online services and electronic commerce expired. Although the moratorium has not yet been extended, the Internet Tax Nondiscrimination Act, if passed, would permanently extend the moratorium. If the bill is not passed and the moratorium is not extended, the imposition of such taxes, which may be heavily lobbied for by states, many of which face increasing budget deficits, could materially adversely affect our business, financial condition and results of operations.

Investment Risks
Our stock price is highly volatile.

The market price of our common stock has been and may continue to be highly volatile and significantly affected by a number of factors, including:

  interest in the Company by potential acquirors;

  general market and economic conditions and market conditions affecting technology companies generally;

  limited availability of our shares on the open market;

  actual or anticipated fluctuations in our quarterly or annual operating results;
  announcements of acquisitions or investments, developments in Internet governance or corporate actions; and
  industry conditions and trends.
The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of the securities of technology related companies. These fluctuations may adversely affect the market price of our common stock.

The market price for our shares could be negatively affected if we utilize a significant portion of our remaining cash and marketable securities.

If we utilize an additional significant portion of our cash and marketable securities, the market price for our shares could be negatively affected. We may in the future distribute additional cash to stockholders including by way of one or more dividends, distributions or repurchases of additional shares and/or warrants on the open market, in private transactions or by other methods, subject to the approval of our Board of Directors and compliance with applicable securities laws. If the market price of our stock declined significantly, it could, among other things, also result in:
  our possible noncompliance with the Nasdaq National Market’s listing requirements and the possible delisting of our shares;

  reduced trading volumes, an illiquid market for the trading of our shares, and more difficulties involved with the selling of our shares by our stockholders;
  our shares losing their appeal as a currency for future acquisitions; and/or an impairment in our ability to access the capital markets should we desire or need to raise additional capital.
Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

As of November 11, 2003, our directors, executive officers and principal stockholders beneficially owned approximately 21.3% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than one year. Accordingly, the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At September 30, 2003 the fair value of our investments in publicly traded stocks was $ 0.4 million. We did not have any foreign currency hedging or derivative instruments at September 30, 2003.

We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. While we have no present intention of utilizing derivative financial instruments in the future, it is possible that we may enter into such transactions or similar transactions. At September 30, 2003 we had no long-term debt.

Our consolidated financial statements are denominated in U.S. dollars. We derived 9% of our net revenues for the third quarter of 2003 from operations outside of the United States. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency.  We are also exposed to foreign exchange rate fluctuations, primarily with respect to the Euro and the Canadian Dollar, as the financial results of our foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, such financial results, when translated into U.S. dollars, may vary from expectations and may adversely impact our operating results and our net income.

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

During the quarterly period covered by this Report, other than as stated below, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, we have material weaknesses in our internal accounting controls. Certain of these weaknesses may impair our ability to accurately record, track, and amortize deferred revenues and prepaid registry fees through our systems; to reconcile on a detailed transaction basis accounts receivable from credit card processors to our database of domain names; and to reconcile completely on a detailed transaction basis invoices from registries to our database of domain names. Other material weaknesses may impair our ability to generate accurate invoices to corporate customers in our Corporate Services group. To mitigate risks that might have resulted from such material weaknesses, we have implemented a number of processes designed to ensure the accuracy, in all material respects, of our reported financial position and results of operations.

During the third quarter of 2003 we completed the implementation of new accounting system modules, including modules to perform certain reconciliations and to record, track, and amortize deferred revenues and prepaid registry fees.  We also implemented a number of new control procedures in our Corporate Services area designed to improve our ability to generate accurate invoices to corporate customers.  Accordingly, we believe we have made significant progress towards remediating the related material weaknesses in our internal accounting controls.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

In November 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. On April 19, 2002, the Company and the Individual Defendants were named as defendants in a Consolidated Amended Complaint (now the operative complaint) filed in the Southern District of New York and captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies including the negotiation of a settlement agreement and approval by the Court. We cannot predict whether or when a settlement will occur or be finalized.

Register.com has been named as a defendant in purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant’s on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers’ online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also claimed breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive dam ages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com’s motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations of the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff’s newly asserted causes of action. On July 23, 2003 the Court heard oral arguments on Register.com’s motion. While we intend to continue to defend ourselves vigorously in this lawsuit, in an effort to mitigate a potential worst-case scenario, we entered into an insurance agreement pursuant to which, in accordance with its terms and conditions, to the extent that we have a final judgment in excess of $15 million our insurance carrier would cover up to an additional $30 million.

On or about January 17, 2003, individual stockholders of the Company filed complaints in the Delaware Court of Chancery purporting to commence class action lawsuits against the Company and each of the individual members of the Company’s Board of Directors. The complaints were styled as Lanza v. Morten , et al (C.A. No. 20123) and Norton v. Morten , et al (C.A. No. 20124). The complaints allege, among other things, breaches of fiduciary duty by the directors in connection with certain publicly disclosed indications of interest in the acquisition of Company. The complaints further allege that the directors are not fulfilling their fiduciary duties in connection with their review and response to such indications of interest and seek an order requiring the defendants to, among other things, undertake an appropriate evaluation of the Company’s worth as a merger or acquisition candidate and to take all appropriate steps to effectively sell the Company. Among other remedies, the complaints seek to enjoin the members of the Board from continuing their purported breaches of fiduciary duty and unspecified damages from the defendants.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names, Register.com also disclosed the existence of the Coming Soon page in the "Help" and "Frequently Asked Questions" portions of its website. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com’s Services Agreement. Plaintiff has demanded a jury trial, and seeks class certification. Plaintiff further seeks an award of actual damages, disgorgement of profits (plus interest), cost and expenses, attorneys’ fees, and punitive damages. In April 2001, Register.com filed a motion to dismiss Plaintiff’s claims for failure to state a claim upon which relief may be granted and in August 2001, Register.com’s motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and in April 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com will provide each member of the putative class with a five dollar discount off of future purchases of Register.com’s fees for domain name registrations and renewals and will pay attorney’s fees as awarded by the Court to class counsel. As of June 30, 2003, Register.com had accrued the fees and expenses that it expects to incur under the terms of the settlement agreement. These fees and expenses are expected to be paid in the fourth quarter of 2003.

On or about August 7, 2003 and August 8, 2003, purported stockholders of the Company filed two separate complaints in the Court of Chancery of Delaware against the Company and certain current and past individual members of the Company’s Board of Directors. The first compliant was styled as McBride v. Register.com, Inc. , et al (C.A. No. 20470) and the second complaint was styled as DeMatte v. Register.com, Inc. , et al (C.A. No. 20474). On November 3, 2003, the two cases were consolidated (C.A. No. 20470) and on November 5, 2003, an amended complaint was filed. The complaint alleges, among other things, that the named defendants breached their fiduciary duties in connection with the self tender that the Company commenced in August 2003 and completed in September 2003, and that the self tender is an attempt by the individual defendants to entrench their positions in the Company.  The complaint seeks, among other things, the court’s certification as a class action lawsuit, unspecified damages and rescission of the self tender.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 31, 2003. Holders of an aggregate of 41,266,135 shares of our common stock at the close of business on July 9, 2003 were entitled to vote at the meeting, of which 37,869,026 were present in person or represented by proxy. At such meeting, the Company's stockholders voted as follows:

Proposal 1. To elect nine directors to serve until the 2004 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld

Niles H. Cohen	37,223,408	645,618
Dewain K. Cross	36,669,408	1,199,618
Peter A. Forman	33,749,807	4,119,219
Richard D. Forman	33,749,807	4,119,219
James A. Mitarotonda	37,762,905	106,121
Stanley Morten	36,669,408	1,199,618
Mitchell I. Quain	37,223,408	645,618
Jim Rosenthal	36,143,412	1,725,614
Reginald Van Lee	36,143,412	1,725,614

No other persons were nominated, or received votes, for election as directors of Register.com, Inc. at the 2003 Annual Meeting of Stockholders. There were no abstentions or broker non-votes with respect to this proposal.

Proposal 2. To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.

Total Votes For	Total Votes Against	Abstentions

36,630,475	1,212,624	25,927

There were no broker non-votes with respect to this proposal.

Item 6. Exhibits and Report on Form 8-K

(a)     Exhibits

Number	Description

10.46

Letter Agreement of Employment with Monica Schulze Hodges, dated as of August 6, 2003, (incorporated by reference to Exhibit (d)(1)(EE) to Amendment No. 1 to the Company’s Schedule TO, filed with the Securities and Exchange Commission on August 14, 2003).

31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated November 13, 2003.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated November 13, 2003.
32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 13, 2003.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 13, 2003.

(b)     The following report on Form 8-K was filed during the quarter ended September 30, 2003.

On July 31, 2003, we filed a Current Report on Form 8-K, Item 9 (information provided under Item 12 Results of Operation and Financial Condition), announcing our financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	REGISTER.COM, INC. By: /s/ Jonathan Stern

Name: Jonathan Stern Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

10.46

Letter Agreement of Employment with Monica Schulze Hodges, dated as of August 6, 2003, incorporated by reference to Exhibit (d)(1)(EE) to Amendment No. 1 to the Company’s Schedule TO, filed with the Securities and Exchange Commission on August 14, 2003.

31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated November 13, 2003.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated November 13, 2003.
32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 13, 2003.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 13, 2003.

