Form 10-K
period 2003-12-31
REGISTER COM INC
filed 2004-03-12
CIK 1091284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003

Commission File Number 000-29739

REGISTER.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3239091
(State of incorporation)	(I.R.S. Employer identification number)

575 Eighth Avenue, 8th Floor
New York, New York 10018
(212) 798-9100

(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None.

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

Yes     No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $196,617,337 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant's common stock as of March 8, 2004 was 23,541,322. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

REGISTER.COM, INC.
2003 FORM 10-K ANNUAL REPORT

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, assumptions, estimates, projections, beliefs, intentions or future strategies about our business and our industry that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, our company policy is generally to provide our expectations only once per quarter, so we may not inform you of any changes until the next quarter. We caution that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, investors and prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

PART I

Item 1.    Business.

Overview

We are a provider of global domain name registration, website, email and other Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as addresses and identities on the World Wide Web. They enable a business or person to establish an Internet presence and are integral to the use of websites (e.g., www.register.com), email (e.g., johndoe@register.com) and other types of Internet-based services

We began processing domain name registrations in the generic top level domains (gTLDs) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.1 million active domain name registrations under management as of December 31, 2003, representing approximately 1 million customers. Currently, we register, renew and transfer domain names in gTLDs such as .com, .net, ..org, .biz, .info and .name and in over 400 country code top level domains (ccTLDs), including .de for Germany and .jp for Japan and sub domains, such as .co.uk and .org.uk for the United Kingdom.

We believe that we offer a quick and user-friendly domain name registration process as well as responsive and reliable customer support. We also assist our customers in further developing and maintaining their Internet presence by offering them a range of website, email and other value-added products and services.

Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brands and identities across the world and other online activities. Our mission is to become the preferred provider of domain names, website, email and other Internet services for customers seeking to build, manage and promote their online presence.

Our Retail division focuses on small to medium-sized businesses and individuals. Generally, these customers purchase domain name registration services and other value-added services directly from our website located at www.register.com. In addition to our Retail division, we maintain a Corporate Services division. Our Corporate Services division provides domain name registration and related products and services, including global registration and management services and online brand and trademark protection, to large corporate enterprises with specialized registration needs. In order to extend the distribution reach of our products and services, we also maintain a Global Partner Network

(GPN) wholesale division which works with companies that resell our domain name registration and web services to their customers using software solutions that we provide. Our GPN partners are typically Internet Service Providers (ISPs), web-hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators. Using software solutions that we provide, these companies resell our domain name registration services and related products and services to their customers.

Corporate History

We are the successor by merger to Forman Interactive Corp. Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began reoffering web hosting and related products and services in 1997. In February 1998, we began to distribute domain names in connection with our other products at no additional cost. In April 1999, we commenced offering registration services for ccTLDs. In June 1999, Forman Interactive merged with and into the then newly formed Register.com, Inc. and we began operating as a paid registrar in the ..com, .net and .org domains. In March 2002, we acquired Virtual Internet plc, a U.K. based company, which had operations in the United States and Europe through two divisions: the Corporate Services division and the Hosting division. In May 2002, we sold the Hosting division. The Corporate Services division, which provides global domain name registration and online intellectual property protection business, became our European Corporate Services group. Virtual Internet had previously been our joint venture partner in RegistryPro, the core assets of which we sold in February 2004. In 2003, we changed the name of Virtual Internet to Register.com Europe plc (RCOM Europe).

Domain Name Registration System

The Internet domain name registration system consists of two principal functions: registry and registrar. A registry maintains a master database of domain names, and their corresponding Internet Protocol (IP) addresses, registered in a particular top level domain, such as .com, .us or .uk. A registrar, such as Register.com, acts as an intermediary between the registry and the businesses and consumers, referred to as registrants, seeking to register domain names. Registrars typically handle billing, customer service and the technical management of a domain name registration. As of March 1, 2004, there were 191 registrars accredited by ICANN to accept registration in one or more of the gTLDs, although not all of these accredited registrars are operational. In addition, there are many resellers that are not ICANN accredited registrars, but compete in the marketplace as a reseller of domain name registrations.

The domain name system is organized according to industry nomenclature by levels, so that, for example, in the domain name mybrand.com, .com is the top level domain and mybrand is the second level domain. Top level domains are classified as either gTLDs or ccTLDs. Each ccTLD is affiliated with a specific country, whereas gTLDs are not. Although the original and most common gTLDs continue to be .com, .net and .org, in November 2000, ICANN approved seven additional gTLD registries: .biz, ..info, .name, .pro, .museum, .coop and .aero.

There are currently more than 400 different ccTLDs, such as .de for Germany and ..jp for Japan or sub domains, such as .co.uk and .org.uk for the United Kingdom, representing more than 200 countries and territories. Each registry for a ccTLD is responsible for maintaining and operating its own database of registered domain names. Some ccTLDs are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis. Others require that registrants have a local presence in the country and may have other requirements and restrictions as well. Several high profile ccTLDs that have recently relaxed previous restrictions include .us (United States) and .cn (China). While there have been movements by ICANN directed at creating uniform domain name registration rules and registrar administration guidelines, to date there has been no international consensus.

From January 1993 until April 1999, Network Solutions, Inc. was the sole entity authorized by the U.S. government to act as both registrar and registry for domain names in the .com, .net and .org top level domains. In November 1998, ICANN was selected by the U.S. Department of Commerce to oversee the management of the .com, .net and ..org domains. In April 1999, as a preliminary step to introducing competition into the domain name registration system for .com, .net and ..org domains, ICANN selected Register.com as one of five registrars to participate in a testbed to evaluate whether the registration system could accommodate multiple registrars. In June 1999, we were the first of these five competitive registrars to launch our registration services. In November 1999, the testbed was completed, and all registrars meeting ICANN's standards for accreditation were permitted to register domain names in the .com, .net and .org domains.

For a more detailed discussion of the regulatory background of the domain name registration system, see "Administration of the Internet; Government Regulation and Legal Uncertainties." For risks associated with the domain name system, see "Risk Factors."

The Register.com Strategy

Our objective is to develop long-term relationships with our customers by helping them establish, manage and expand their Internet presence in order to communicate and conduct commerce simply and effectively on line. We believe that domain names serve as the cornerstone for establishing an Internet presence and that, increasingly, it is our value-added products and services which enable our customers to further develop and broaden their Internet presence. We believe customers will increasingly purchase additional products and services from us to help put their domain names to use in order to achieve their online goals. In each of 2002 and 2003, the percentage of our new Retail customers who, when registering a domain name took advantage of our value-added services including email and website building tools nearly doubled from the previous year. We believe that by delivering a superior level of customer service and enhancing our current product and service offerings, we can strengthen customer loyalty and increase the lifetime value of our customers. In addition, we provide domain name registration services in hundreds of ccTLDs, offering our Corporate Services customers "one stop shopping" for their domain name registration process and for managing their domain names across the globe.

We are focusing our marketing efforts on attracting and retaining customers who actively use their domain names and are more likely both to take advantage of the additional products and services we offer and to renew their domain names. By focusing on the quality of our customer base, rather than the volume of domain names registered, we believe we will succeed in increasing both our revenue per customer and our overall revenue.

We are in the midst of a restructuring program to address the challenges facing our business. The primary goal of our restructuring program is to introduce new systems that will enable us to operate our business more efficiently. For our Retail division, we are building a new and more flexible systems architecture which we believe will enable us to introduce new products and services more rapidly and cost effectively and to improve our operating efficiencies and reduce costs. We believe that by making our technology architecture more flexible and efficient we will achieve these goals. For our Corporate Services division, we are developing a system to automate as much of the order processing and fulfillment for ccTLD registrations as possible. We anticipate that our new Corporate Services system will enable us take sales orders and fulfill them on a more highly automated basis, thereby reducing our costs and increasing our efficiency and accuracy.

As part of our cost reduction efforts, we have also relocated some of our groups and operations to our Canadian facility, where the overhead and labor costs are lower than in our other locations. In addition, in February 2004, we sold our RegistryPro business, which had been given ICANN approval to operate the .pro registry. We sold this business because we believe that operating a registry would have distracted us and taken time, energy and resources from our core business of operating a registrar and selling related value-added products and services.

Distribution Channels

We have established multiple distribution channels which we believe enable us to reach a broader range of potential customers and increase our exposure across the market. We strive to provide our customers with quick, easy-to-use, value-added and flexible solutions across all of our distribution channels.

www.register.com.    Through our www.register.com website, our Retail customers can register a domain name and purchase the value-added products and services we offer to quickly and easily establish, maintain and enhance their Internet presence. Our marketing efforts focus on enhancing our return on investment by improving customer retention, upselling additional products and services to our domain name registrants and optimizing their lifetime value. We have used a combination of direct response and targeted mass marketing vehicles to reach our target customers, including: television, radio, outbound and inbound telemarketing, email, direct mail and online marketing, and an affiliate program through which we pay a commission for customer referrals that result in domain name registrations.

Corporate Services.    Our Corporate Services division is dedicated to meeting the needs of larger, global and brand-intensive companies with respect to their domain name registration and management, and online brand and trademark protection. We expanded the international reach of this division in 2002 through our acquisition of Virtual Internet (now RCOM Europe). Our Corporate Services customers are typically large multi-national entities that have extensive domain name portfolios. Many companies currently rely on their own personnel to monitor and protect their name brands and trademarks on the Internet by registering and renewing these domain names on a worldwide basis, across hundreds of ccTLDs. We believe that we can provide these services more efficiently through our dedicated account team and our relationships with hundreds of registries. We reach our Corporate Services customers principally through our direct sales forces in the U.S. and Europe, supported by our marketing efforts. Our clients include over 60 of the world's top 100 most valuable brands, as ranked by Interbrand in 2003.

Global Partner Network.    We also offer our products and services indirectly through our Global Partner Network (GPN) wholesale division which works with companies that resell our domain name registration and Internet products and services. Our GPN partners are typically ISPs, web-hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators. These companies seek to generate revenue and increase their own customer retention by offering our domain name registration and related web services to their customers. In addition to providing our GPN partners with software solutions to enable them to resell our services, we provide them with tools that allow them to control aspects of domain name registrations for their customers directly and to monitor their customers' domain name registration activity. We offer our GPN partners a choice between software solutions that are distinguishable primarily based upon the complexity of implementation and the degree of integration they provide.

NameBargain.    Through our www.namebargain.com website, we offer low price domain name registrations targeted at customers who buy names in bulk. However, domain names registered through this service come with limited services and limited customer support. We did not actively market or promote this site in 2003.

Products and Services

We are committed to offering new "best of breed" products and services in order to empower our customers to establish their Internet presence and to drive their success. We offer the following key products and services:

Domain Name Registration Services.    Our core expertise is in providing domain name registration and management services. We register, renew and transfer domain names in the .com, .net and .org gTLDs, register and renew domain names in the .biz, .info and .name gTLDs and register and renew domain names in hundreds of ccTLDs, of which more than 30 may currently be registered through our www.register.com website. We generally offer one year through ten year registration periods for the initial domain name registration and one to nine year terms for renewals. In connection with domain name registrations, we provide the following basic products and services, for no additional fee:

•	FirstStepSite®. We provide our customers who have registered domain names through www.register.com the ability to create a basic website and post it on the Internet. Customers can select from a limited number of layouts, themes and colors and also upload images to customize their FirstStepSites. This no-additional-fee service adds a small navigation bar, on which we display Register.com or third-party advertising, in a frame at the top of the website's screen.

•	Website Forwarding — Basic. We allow customers to forward any domain name registered to them to any website page they choose. This no-additional-fee service adds a small navigation bar, on which we display Register.com or third-party advertising, in a frame at the bottom of the website's screen.

•	Domain Manager™. This online application enables our customers to view and modify important account information online, on a real-time basis, including their email address, the location of the server that hosts their website and all billing information. It also enables customers to renew their domain name registrations quickly and efficiently on line. On a more technical level, Domain Manager allows our customers to modify certain information about their domain names such as zone file addresses through password-protected online account access.

•	DNS Services. We are one of the largest authoritative Domain Name Server (DNS) providers in the world. DNS provides the Internet and Internet users with authoritative routing information for domain names.

Renewal Services.    Encouraging our customers to renew their domain name registrations with us is of great importance, as their renewals will allow us to increase our profitability by lowering our overall marketing costs. We are committed to making our renewal services more efficient and easier to use. In order to strengthen our renewal efforts, and to help our customers protect their domain name registrations from inadvertent lapse and deletion, we have developed retention-based initiatives and provide services such as:

•	QuickRenew™ — an easy-to-use, one-step online renewal process;

•	SafeRenew™ — our automatic renewal service whereby customers who provide a credit card authorization at the time of registration or at any time thereafter, will automatically have their domain names and value-added services renewed as they expire;

•	Renewal Manager™ — an easy way for our customers to renew multiple domain name registrations at one time; and

•	Outbound email and telemarketing efforts to current customers reminding them to protect and renew their names that are about to lapse.

Domain Name Registrant and Registrar Transfers.    We facilitate the processing of domain name registration transfers between registrants. Also, we enable customers to transfer to us, as registrar, domain names in certain gTLDs that they originally registered with a different registrar.

Website and Email Value-Added Services.    Promoting usage of domain names is important to increasing our renewal rate and our revenue per customer. To achieve this, we offer value-added products and services, some of which we provide directly and some of which are provided by third parties contracted by us. We also provide renewal services for our products and services. These products and services include:

•	Personalized Branded Email. We offer email services that enable our customers to use their unique domain names to create branded email addresses, such as myname@mybrand.com. Our basic email offering allows our customers to access their email via a web-based interface or to have direct and automatic email delivery.

•	Hosted Microsoft® Exchange. We offer this service which enables our small business customers to benefit from most of the functions of Microsoft Outlook Exchange (including shared address books and calendars) without the cost of maintaining an Exchange server.

•	WebSiteNOW!™. Our template-based do-it-yourself website building tool allows users with no HTML programming skills to create websites that contain images, text and hyperlinks.

Our WebSiteNOW! product has more storage space, higher-quality templates, and is more flexible in design capabilities than our basic FirstStepSite product.

•	Web Hosting. All of our web hosting products allow users to put websites online using either the included do-it-yourself website building tool or by uploading existing files to the web hosting account directly using an FTP client software, which allows for the transfer of files between a user and a remote server, or through a third party site-building tool like Microsoft Frontpage®. Our advanced web hosting accounts also include ecommerce software that can be used to create an online store.

•	Website design services. We offer professional design services through an advertiser that can help our customers build customized websites.

•	Website Forwarding — Premium. Our premium domain name forwarding service allows customers to point their domain names to existing sites on the Internet without advertising appearing on the screen and masking the navigation bar of the target landing website.

•	Website promotion. We offer services facilitating the submission of our customers' domain names and keywords to various search engines. This helps our customers promote their websites.

•	Digital Certificates. We offer digital certificates to our customers to provide a security key for their services which facilitates conducting e-commerce with confidence.

Additional Products and Service Offerings through our Advertisers.    In addition, we pursue advertisers who we believe can offer additional products and services that will appeal to our customers and in most cases enable them to further develop their businesses. Examples of these advertisers and services include: incorporation services; search engine advertising; and virtual intranet applications for the small office and home office market.

Corporate Services.    Through our Corporate Services division, we offer an array of products and services to assist our global and brand-intensive customers with high volume domain name registration and management and online brand protection needs including:

•	Multiple Domain Registrations and Transfers. We enable our Corporate Services customers to register and transfer large numbers of domain names in both the gTLD and ccTLD name spaces. For those customers who consolidate their domain names under our management, we can administer the renewal process with greater ease.

•	NameConsole™. We provide a web-based application which allows Corporate Service customers to provide their employees with managed registration capability, including bulk registration of gTLDs and ccTLDs, online responding capabilities and user permission levels through a customized password-protected interface.

•	Internet Audit. We assist our Corporate Services customers in identifying how their intellectual property is represented on the Internet, helping them to identify domain names and web pages that contain references to their marks and brands.

•	NameWatch™. Using this service, our Corporate Services customers can monitor for newly registered domain names that they believe are confusingly similar or otherwise potentially infringing of their trademark rights.

•	Brand Patrol™. This service helps our Corporate Services customers to monitor non-domain name related potential online intellectual property infringement, including unauthorized retailing and metatag infringement.

•	Account Masking. We enable Corporate Services customers to register domain names with anonymity (by registering them in Register.com's name) so that they can confidentially secure a name for a product, service or idea before it comes to market.

•	Domain LockDown®. We offer domain name security services that "lock" names at the registry level, which significantly reduces the risk of unauthorized alterations to key registrar information.

•	Premium DNS. We offer different levels of DNS services, but all domain names of Corporate Services customers subscribing to our Premium DNS service are hosted on Register.com's Premium DNS infrastructure, providing geographic and network redundancies.

Customer Service

We believe that our ability to establish and maintain long-term relationships with our customers and to differentiate ourselves from our competition depends significantly on the strength of our customer support operations and staff. We value frequent communication with and feedback from our customers in order to continually improve the quality of care provided by our customer service representatives. Our customer support group seeks to provide dependable and timely resolution of customer inquiries, 24 hours per day, seven days per week. Our customer service representatives handle general inquiries about the domain name registration process and our product and service offerings, investigate the status of orders and payments and answer technical questions about the Internet and domain name management.

We maintain a customer care facility located in Canada. Our customer care center provides enhanced customer service and technical support, including a complementary online and telephone ticketing system, a toll-free call-in number, and a highly trained staff, to provide faster and specialized attention to customer inquiries. As a result of our ongoing training, we have teams of customer service representatives who specialize in key aspects of our business, and who are skilled in assisting our customers with our products, services and technology. We also handle a significant portion of customer inquiries made online through an outsourced facility.

We operate with a "continuous improvement" philosophy that consistently ensures our customers receive "best of breed" service and technical support, fueled by a focus on continuously raising the bar in delivery of industry-class service level response times, first call resolution, superior technical knowledge, and total customer satisfaction.

Advertising Sales

Our goal is to partner with advertisers in order to offer various business products and services to our customers, either on a co-branded or private label basis, or through a link to our advertisers' sites. We believe that our user base provides advertisers and merchants with an attractive platform from which to reach their respective target audiences. In addition to our Register.com and NameBargain.com websites, we sell advertising space on FirstStepSite® pages and on web pages to which we point our customers' domain names following their registration until they launch their own website or otherwise change their DNS records. However, as our own product and service offerings expand, some of our advertisers have become our competitors. As a result, we may need to discontinue our relationships with certain advertisers if we begin offering products and services that are competitive to those that they offer. For instance, our largest advertising customer from the fourth quarter of 2002 through the third quarter of 2003 was a provider of web hosting services. However, because we recently began to offer web hosting services to our customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with them. Accordingly, we did not sell advertising to this advertising customer during the fourth quarter of 2003 and we do not anticipate any additional revenue from this advertising customer in the future. Although we do not know whether we will be able to attract new advertisers to make up for the loss of this advertiser, we expect to continue to provide new products and services to our customers through advertising relationships and to generate additional advertising revenues in the future.

Technology

The primary focus of our restructuring program is to complete the development of and successfully launch new technology infrastructures for both our Retail and our Corporate Services divisions. We believe that by improving our systems, network and platform and creating a more highly automated system, we will be able to reduce our operating expenses. We believe that these improvements will also enable us to introduce new products and services more rapidly and cost-effectively. Although we believe that our current systems are reliable and secure, we hope that this new infrastructure will allow us to achieve greater reliability and security as well as greater scalability and flexibility, which will enable us to remain competitive. Our research and development costs were $18.6 million, $13.4 million and $7.7 million in 2003, 2002 and 2001, respectively.

Facilities.    Our principal online systems supporting our www.register.com website are located at a hosting facility in New York. We continually monitor this system to improve various aspects of its reliability. We believe this facility has ample power redundancy, fire suppression, peering to other ISPs, bandwidth and backbone redundancy to support the current and anticipated growth of our business. We also have additional systems for our premium DNS services at four other co-located hosting facilities, however our systems for our other products and services are not geographically redundant.

Reliability.    Our technology platform is designed for reliability. Hardware components are redundant to provide high availability. We provide software and data reliability through a variety of processes and quality-assurance procedures. Depending on the specific system, our standard procedures include daily database backups, storage of critical information and incremental backups of ongoing database modifications.

Scalability and Flexibility.    Although we believe that our current platform is scaleable and flexible, our new architecture will be designed to have even greater scalability and flexibility than our current platform. We have designed our current systems to handle a large volume of domain name registrations, general website traffic and domain name server queries in an efficient, scalable and fault-tolerant manner. Our application servers are clustered and use a highly available, redundant shared file system that allows us to add additional capacity in a more flexible manner.

Security.    Our technology incorporates a variety of security techniques to protect domain name registration data, including limiting access to users through a strict rule base implemented on the network's router and encrypting user passwords at the time of account creation. We encrypt communications via secure socket layer (or SSL) and have initiated processes to maintain internal server passwords and to ensure limited accessibility to critical components on the network. Our team of engineers currently monitors our systems 24 hours per day, seven days per week.

Administration of the Internet; Government Regulation and Legal Uncertainties

Under a 1993 cooperative agreement with the U.S. Department of Commerce, Network Solutions was authorized to act as the sole registry and sole registrar for domain names in the .com, .net and .org top level domains. In October 1998, the Department of Commerce amended the Network Solutions cooperative agreement to call for the formation of a not-for-profit corporation to oversee the management of, and create policies regarding, domain names in the .com, .net and .org top level domains. The Department of Commerce also proposed that additional registrars be authorized to register domain names based upon the idea that competitive registrars would benefit consumers and businesses. ICANN was recognized as this not-for-profit corporation by the Department of Commerce in November 1998.

ICANN's authority is based upon contracts with member entities such as registrars and registries and compliance with its consensus policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the operation and future of the domain name registration system.

In April 1999, ICANN selected five testbed companies, including us, to act as registrars to register domain names in the .com, .net and .org domains and compete with Network Solutions. On June 2, 1999, we became the first of the testbed companies to begin directly registering domain names. As of March 1, 2004, 191 companies were accredited by ICANN to act as registrars in one or more gTLD, although not all of these accredited registrars are operational. In November 2000, ICANN approved the following seven new gTLDs operated by new registries: .biz, .info, .name, .pro, .museum, ..coop and .aero. The .museum, .coop and .aero gTLDs are authorized only for use in specific industry segments.

In March 2000, Network Solutions was acquired by VeriSign and in May 2001, ICANN finalized agreements with VeriSign that superseded the original agreements between the Department of Commerce and Network Solutions. These agreements enabled VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until at least June 30, 2005, even as it retained ownership and control over its registrar business through Network Solutions. The agreements also provide that VeriSign could continue to operate both registries beyond these dates if it ceased to operation the .org registry and maintained a structural separation between its registry and its registrar businesses. Notwithstanding the above, in November 2003 VeriSign divested its Network Solutions business and ceased to operate as a registrar, although VeriSign retained a small ownership interest in the registrar business. VeriSign continues to operate the .com and .net registries.

ICANN may create consensus policies governing the domain name registration system if they pass through a consensus of the Domain Name Supporting Organization and its constituencies, and the other Supporting Organizations, and are adopted by the ICANN board of directors. We would be affected by such policies, but none have been adopted since the Uniform Dispute Resolution Policy (UDRP) was created to address the problem of cybersquatting. We play an active role in the development of ICANN policies.

Recently the United Nations (UN) and the International Telecommunications Union (ITU) have expressed an increased interest in Internet governance. The UN and ITU have established a group to review whether ICANN's authority to oversee the Internet should be transferred away from ICANN, in whole or in part, to these organizations. Although such a result is unlikely in 2004, it is possible that there will be changes in the area of Internet governance in the future. If new U.S. or international laws or regulations or ICANN policies regarding domain names and domain name registrars are adopted, we would be required to comply, which could increase our costs, distract time and energy from our operations and make it more difficult for us to deliver our products and services. New and existing laws may cover issues such as:

•	pricing controls or increases at the ICANN or registry level;

•	Internet taxes;

•	the creation of additional gTLDs and sponsored TLDs;

•	consumer protection;

•	privacy and data protection;

•	cross-border domain name registration;

•	trademark, copyright and patent infringement;

•	domain name dispute resolution; and

•	other claims based on the nature or content of domain names and domain name registration.

In addition, there have been ongoing legislative developments and judicial decisions with respect to trademark infringement claims, unfair competition claims, and dispute resolution policies relating to the registration of domain names. To help protect ourselves from liability in the face of these ongoing legal developments, we have taken the following precautions:

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

In 2003, the Federal Trade Commission (FTC) implemented several amendments to the Telemarketing Sales Rule (TSR) including the establishment of a national Do Not Call registry prohibiting telemarketers from calling numbers listed with the registry. The amendments also created new requirements for upselling, negative option, free-to-pay continuity plans and for billing, authorization and the use of account information and pre-recorded calls. As a result of these amendments, we were required to modify some of our inbound and outbound telemarketing procedures, but we are currently in compliance with these new requirements.

In December 2003, the CAN-SPAM Act of 2003, a new federal anti-spam law, was enacted. This new law pre-empts various state anti-spam laws and establishes a single standard for email marketing and customer communications. Among other things, this Act requires labeling commercial email as an advertisement and prohibits harvesting email addresses and falsifying header information using deceptive or misleading subject lines. We believe that this new law will benefit our business and marketing efforts as we do not use spam techniques or practices and will benefit now that others are prohibited from doing so.

In addition, on January 1, 2004, Canada's new privacy law, the Personal Information Protection and Electronic Documents Act, came fully into effect. This law imposes rules regarding how companies can collect, use and distribute customer data in the course of commercial activities. The location of our customer service center in Canada, in particular, gives rise to the potential reach of the Canadian law over the company. We have examined the potential impact of this law on our policies and terms and conditions and, although we may need to modify certain of our processes, we believe that our systems for the protection of our customers' personal information already substantially comply with these requirements.

Competition

We believe that our industry experience, product and service offerings, brand name, customer service focus and distribution channels enable us to compete favorably in providing domain name registration services and related products and services and in attracting advertisers. However, many of our competitors may have competitive advantages over us. Although we have one of the longest operating histories of all the registrars and we are focused on strengthening our customer relationship, we face competition both from resellers that have greater name recognition and longer operating histories and registrars that offer more aggressive pricing and newer systems and that have a greater ability to automate their service offerings and launch new products and services more efficiently.

Competition in the Domain Name Registration Industry.    We compete with numerous other ICANN accredited registrars. In particular, Network Solutions presently has a significant market share advantage over us and the other registrars. The barriers for competitors seeking to enter the marketplace as domain name registrars include developing the requisite technological infrastructure and meeting ICANN's accreditation requirements and, depending on the level of service and product offerings, can range from insignificant to significant. As of March 1, 2004, 191 companies were accredited by ICANN to act as registrars in one or more gTLD, although not all of these accredited registrars are operational.

The continued growth in the number of registrars entering the domain name industry and increased pricing pressure primarily from new entrants have made it difficult for us to maintain our industry market share position and, together with a reduction in the growth rate for domain names, have contributed to a decline in the number of our paid domain name registrations from 2003 to 2002. In addition to other registrars, we also face competition from resellers including, among others, ISPs, web-hosting companies, Internet portals and search engines, telecommunication and cable companies and Internet professional service firms, who align themselves with accredited registrars to resell domain name registration services. Many of these competitors may have strengths similar to ours but may also have stronger brand recognition and Internet industry experience.

Competition with Respect to Our Value-Added Services.    An important component of our business strategy is to offer value-added products and services for the development of our customers' Internet presence, however, the marketplace for our products and services is highly competitive. Other registrars have developed or entered into strategic relationships to offer products and services similar to those that we now provide, including our email, domain name forwarding and website hosting, or products and services that we anticipate offering in the future. In addition to competing with other registrars, we also compete with many other providers of these products and services, including application service providers, Internet professional services firms and domain name resellers.

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

Intellectual Property and Proprietary Rights

We believe that we are well positioned in the market for domain name registration and related products and services in part due to our highly recognized brand, Register.com. We regard our trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, GPN partners and others to protect our intellectual property rights. However, despite our precautions, third parties could obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States. We have several registered trademarks including Register.com®, Register®, FirstStepSite®, FirstStepPortal®, Domain Lock Down®, and other trademark registration applications pending. Other trademarks and service marks used in this annual report are the property of their respective owners.

Employees

As of December 31, 2003, we had approximately 468 full-time employees and 65 independent contractors. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

Additional Information and Where to Find It

Our Internet address is www.register.com. We make the following filings available, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, on our Investor Relations website, located at http://investor.register.com:

•	our annual report on Form 10-K;

•	our quarterly reports on Form 10-Q;

•	our current reports on Form 8-K; and

any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are made available free of charge on our Investor Relations website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

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

Although we were profitable for the year 2003, we were not profitable for the first six months of 2003, or for the years 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million and our net loss for 2001 included a $32.5 million writedown of intangibles. We incurred losses from operations of approximately $17.2 million for the year 2002 and $19.9 million for the year 2001. As of December 31, 2003 our accumulated deficit totaled $41.6 million. We expect our research and development costs to continue at high levels throughout much of 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you when our research and development costs will decrease. In addition, losses at our RCOM Europe and RegistryPro subsidiaries have contributed to a decline in our profitability. Although we are expecting losses at RCOM Europe to impact our profitability negatively through the early part of the year 2004 and perhaps beyond, we are projecting that RCOM Europe will operate profitably for the full year 2004. However, we cannot assure you that it will achieve such profitability. We sold our RegistryPro business in February 2004 and, accordingly, we believe that RegistryPro will not have a significant negative impact on our profitability in 2004 or beyond. We have also budgeted for a significant increase in our marketing expense in 2004 compared with 2003, and we cannot assure you that those additional marketing expenses will result in additional revenues. In addition, unless we lower the number of credit card refunds and reduce our level of credit card chargebacks, we may continue to be subject to significant penalties that would impact our profitability. Further, we anticipate that our revenues from advertising will be materially lower in future periods. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in the future.

If our restructuring program is not successful, we may not achieve the operational and financial objectives we have set for the Company, and our business, financial condition and results of operations could be materially adversely affected.

We are in the midst of a restructuring program to address the core issues that were contributing to our inefficient cost structure and hindering our efforts to improve our results of operations and earnings. The primary focus of this program is our effort to build a new and more flexible Retail systems architecture, which we believe will enable us to introduce new products and services more rapidly and cost-effectively, and a new Corporate Services systems architecture, which we believe will enable us to reduce our costs of taking and fulfilling sales orders. Other goals of our restructuring program include reducing costs and reducing credit card chargeback and refund rates.

If we fail to complete our restructuring program successfully, and in particular fail to upgrade and improve our internal systems in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected. In connection with our restructuring efforts, we have incurred, and expect to continue to incur through most of 2004, significant research and development expenditures as we continue to invest in systems architecture improvements, and seek to improve our business processes. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching new products and services to meet the needs of our customers and to better compete in the marketplace. We have already experienced significant delays in the launch of our new systems which have in turn caused delays in the launch of new products or services and in upgrades of current ones. Our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services.

We cannot assure you that our restructuring program will achieve the goals we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. We have experienced delays in various stages of these projects and cannot assure you when or if these projects will be successfully completed. Even if our new systems architecture is launched successfully, we cannot assure you that it will enable us to reduce our expenses to the significant extent and in the time frames we currently contemplate. We cannot assure you that our business will ultimately realize the additional benefits we hope to achieve from improved systems or that our new systems will not have unintended adverse impacts on our ability to service our customers and operate our business as planned.

If the marketplace for new domain names does not grow, and/or if we are unable to maintain our historical market share, our domain name registration business would be adversely affected and our net revenues may decline.

Although there was a slowdown in the growth and expansion rate in the marketplace for new domain names in 2002 and 2003 compared to 2000 and 2001, there are currently indications that the rate may be beginning to increase. However, we cannot assure you that this trend will continue and that the growth rate will continue to increase. In addition, even if the marketplace does begin to experience an increase in the growth rate, we cannot assure you that we will experience a commensurate increase in our domain name registrations. During 2003, our total number of names under management declined by approximately 0.2 million names to approximately 3.1 million names as of December 31, 2003, and we experienced a decline in the total number of domain name registrations, renewals and transfers to us for the year ended December 31, 2003 (2.1 million) as compared with the year ended December 31, 2002 (2.4 million). If there is a slowdown in the growth rate or if there is an expansion but competition continues to intensify and we are unable to maintain our historical market share, our business, financial condition and results of operations could be materially adversely affected.

We face strong competition in the domain name registration services industry which we expect will continue to intensify and we may not be able to maintain or improve our competitive position.

Competition in the domain name registration services industry continues to intensify among the market participants.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for .com, ..net and .org domain names. Since the end of the testbed period on November 30, 1999, ICANN has continued to accredit new registrars. As of March 1, 2004, ICANN had accredited 191 registrars, including us, to register domain names in one or more of the gTLDs, although not all of these accredited registrars are currently operational. The continued introduction of registrars and resellers into the domain name registration industry and the rapid growth of some who have entered the industry could make it difficult for us to maintain our industry competitive position. If we continue to experience a decline in the total number of paid domain name registrations, renewals and transfers to us, our business, financial condition and results of operations could be materially adversely affected.

We face competition from registrars and resellers that may have greater name recognition, particularly internationally, better systems or greater resources.

In addition to competition from other registrars, we also face competition from resellers including, among others, ISPs, web-hosting companies, Internet portals and search engines,

telecommunication and cable companies, systems integrators, consulting firms and Internet professional service firms, who align themselves with accredited registrars to resell domain name registration services. Many of these competitors have strong brand recognition, possess core capabilities to deliver ancillary services, such as customer service, billing services and network management and have a broad array of value-added products and services that they can bundle with domain name registrations. In addition, some of our competitors have designed their systems and built their businesses in a manner that, we believe, enables them to be lower-cost providers than we currently are. Our position could be harmed by any of these existing or future competitors, some of which may have greater name recognition, particularly internationally, and greater and more efficient financial, technical, marketing, distribution and other resources than we do.

Increasing competition in the domain name registration industry could force us to reduce our prices for our core products and services, which would negatively impact our results of operations.

We recognized lower revenues from domain name registrations for the year ended December 31, 2003 compared to the year ended December 31, 2002, which was due primarily to fewer domain names registered and, to a lesser extent, to lower average sale prices per year of subscription term for those names. Some of our competitors offer domain name registrations at a wholesale price level minimally above the registry fees or even below the registry fees when bundling registrations with other products or services. Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis. Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some of our competitors have, in the past, offered domain name registrations for free, deriving their revenues from other sources. In response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our business, financial position and results of operations.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers' renewal of their domain name registrations through us and we cannot assure you that those customers who will renew their domain name registrations will do so through us. Our renewal rate for paid domain name registrations for the year ended December 31, 2003 was approximately 53% compared with 50% for 2002. Our total domain name registrations under management decreased by 8% during the year ended December 31, 2003 and have declined from a peak of approximately 3.8 million as of September 30, 2001 to approximately 3.1 million as of December 31, 2003. Also, as discussed below, our renewal rates could be adversely affected by any future modifications we may make to our SafeRenew program. If we are unable to continue to increase our overall renewal rate or number of new domain name registrations, the combination of fewer new customers, fewer customers renewing their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. Not only could this cause our revenues from domain name registrations to decrease, but we would be left with fewer domain name customers to whom we could market our other products and services. A decline in our domain name registrations or renewals could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

A key part of our strategy is to diversify our revenue base by offering value-added products and services in addition to domain name registrations. Although we have recently experienced increased sales for other products and services such as email, web hosting and website creation tools, our efforts to date have still not resulted in substantial diversification. Further, it will be difficult to achieve substantial diversification in the near future as we focus significant resources on our restructuring efforts. Our primary business, domain name registrations, renewals and transfers, generated 87% of our net revenues during the year ended December 31, 2003. We cannot assure you that we will be able to attain the market's confidence in us as a reliable provider of products and services outside of our core business. If, over time, we fail to offer products and services that meet our customers' needs and that are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset the related costs and we will remain dependent on domain name registrations as our primary source of revenue. Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

Our advertising revenues have decreased significantly due to the discontinuation of our most significant advertising customer and we may not be able to find suitable replacement advertising to replace this revenue in the future.

From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web hosting services, accounted for a significant portion of our advertising revenue. In the third quarter of 2003, revenues from this advertiser represented approximately 80% of our overall advertising revenue. However, because we recently began to offer web hosting services to our customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with them. Accordingly, we did not sell advertising to this advertising customer during the fourth quarter of 2003 and we do not anticipate any additional revenue from this advertising customer in the future. We cannot assure you that we will be able to replace these lost revenues with other advertising revenue or with revenues from sales of web hosting services to our own customers, and even if we can, it may take a long period of time to do so. We expect any decrease in our advertising revenue to have an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue not otherwise offset with new advertising revenue would represent a reduction of our gross profit in the same amount.

If we do not maintain a low rate of credit card chargebacks and reduce our rate of credit card refunds, we will continue to face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our revenues originate from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. We have experienced high rates of refunds to customers and chargebacks from customers that have resulted in the assessment of financial penalties by two credit card associations. We had not incurred penalties from one of those associations until August 2002, at which time we were assessed a penalty of $0.3 million applicable to the year 2001. Under that association's rules, additional penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association, and under our contract with our processor, we are required to reimburse it for such penalties. Because the imposition of any potential penalties is at the discretion of the credit card association, we accrued a $3.7 million charge to general and administrative expense in the year 2002 and an additional $2.4 million for the year 2003 to cover what we estimate to be the maximum potential penalties that could be imposed under that credit card association's rules for transactions in these periods. We have had preliminary discussions with our credit card processor to obtain resolution to the 2002 penalties and believe that upon final resolution, it is not likely that we will be required to pay the full amount accrued for 2002. If the ultimate amount we pay is less than the maximum potential penalties previously accrued, we would reverse any excess accrual as a reduction of general and administrative expense at that time. If we cannot reduce our refund and chargeback rates to levels that are acceptable to the credit card associations, and maintain acceptable levels, we will continue to face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Some of the measures we are implementing to reduce our rate of chargebacks and credit card refunds may reduce our net revenues.

In an effort to reduce our rate of chargebacks and credit card refunds, we have implemented a number of different measures. However, by implementing aggressive online fraud screens and post-transaction verifications designed to prevent fraudulent credit card transactions on our website, we may block legitimate customers from purchasing our services, thereby reducing our net revenues. Also, in an effort to protect our customers' online identities, our SafeRenew program was implemented in January 2001 on an "opt out" basis to .com, .net and .org domain name registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one-year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Our modification of a portion of this program to an "opt in" basis with respect to international transactions beginning October 2002 and any further modifications we may undertake may result in the lapse of a significant number of domain name registrations that would have been renewed through the SafeRenew program, which could damage our relationship with customers that had relied upon the SafeRenew program to renew their domain name registrations. In addition, implementing changes to the program may have an adverse effect on our renewal rates in future periods and, as a result, may materially adversely affect our net revenues.

We face certain risks as a result of the numerous recent key changes to our management team and challenges in retaining our key employees through our restructuring process.

Our success depends in large part on the contributions of our management team and key sales and technology personnel. Over each of the past several years, we have experienced high turnover among our employees and during the past year we have experienced a significant number changes to the members of our management team including (i) the appointment in June 2003 of a new President and CEO, Peter Forman, to replace his brother Richard Forman, who resigned from these positions which he had held since March 1998 and March 1996, respectively, but who continues to act as a director; (ii) the hiring of a new General Manager of our Retail division; (iii) the hiring of a new director of our Canadian operations; (iv) the hiring of a new director of human resources; (v) the promotion of our Deputy General Counsel to General Counsel; and (vi) the promotion of our Vice President of Operations to Senior Vice President. Many of our key employees have not worked with one another for long periods of time and may not be able to develop an effective working relationship. Moreover, many of our managers are still learning about our company and our industry. If we cannot work together effectively to solve the operational challenges that exist in our business, or master the details of our business and our market, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel.

We compete with other technology and Internet companies, as well as companies in other industries, in hiring and retaining qualified personnel. Our restructuring process has resulted in significant organizational changes. These changes, together with the unsolicited acquisition proposals we received in January 2003 and the potential for a proxy contest and general uncertainty that resulted created morale challenges. In response to these challenges and in order to retain employees and keep them focused on our goals, we implemented retention bonus and change in control severance programs. Notwithstanding the resolution of the potential proxy contest and the implementation of these programs, morale challenges may persist, and we continue to face the challenge of keeping our employees motivated and focused on our strategies and goals. The loss or demotivation of such employees, particularly from our sales, operations or technology team, could harm our business. In particular, recently several individuals have left our RCOM Europe office and if we continue to experience departures, it could siginificantly impact our ability to operate our RCOM Europe office. Furthermore, the success of our current restructuring goals and the development of our systems architecture is highly dependent upon the work of our technology team, and the competition for such highly trained individuals has increased in the past year. Although we do not believe that the departure of any one individual would significantly impact the timing or success of the implementation of our new system, the loss of a group of individuals from our technology team could significantly impact the development of our new systems and could have a material adverse effect on our business.

Our past acquisitions, including Virtual Internet, subject us to significant risks, and any potential future acquisitions may subject us to significant risks, any of which could harm our business.

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

Acquisitions, including our acquisition in 2002 of Virtual Internet, involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

•	potential exposure to additional liabilities;

•	potential adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with the sellers of acquired businesses, technologies, services or products; and

•	inability to utilize tax benefits related to operating losses incurred by acquired businesses.

Moreover, performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.

We acquired Virtual Internet, now known as RCOM Europe, in March 2002, sold its hosting division in May 2002 and are in the process of integrating its business, technology, operations and personnel with those of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services division to those we acquired through Virtual Internet resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues as we make efforts to improve our Corporate Services systems and processes and further integrate the business. In 2002, RCOM Europe incurred a pre-tax loss of $10.5 million, including a charge of $8.3 million for goodwill impairment and in 2003, RCOM Europe incurred a pre-tax loss of $1.9 million. We may not be able to increase revenues or cut expenses sufficiently to make it profitable in the near future. We were not able to consolidate RCOM Europe's 2002 losses in our U.S. income tax returns for 2002, although we filed an election with the IRS to consolidate RCOM Europe's results for 2003 and beyond.

For all these reasons, our pursuit of an acquisition and investment strategy or any individual acquisition or investment, including our acquisition of RCOM Europe, could have a material adverse effect on our business, financial condition and results of operations.

Our international expansion exposes us to business risks that could limit the effectiveness of our growth strategy and cause our results of operations to suffer.

Although we have historically had customers in international markets, in 2002 we expanded our business and operations in international markets through our acquisition of RCOM Europe, and we now have a significant workforce in the United Kingdom and employees in France and Germany as well. In addition, as part of our cost reducing efforts, we have relocated some of our groups and operations to our Canadian facility where the overhead and labor costs are lower than in our other locations. Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will continue to require significant management attention and financial resources. We face a number of risks associated with our conducting business internationally that could negatively impact our results of operation, including:

•	management, communication and integration problems resulting from cultural differences and geographic dispersion;

•	sufficiency of qualified labor pool in international markets;

•	political and economic instability in some international markets;

•	competition with foreign companies;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	currency fluctuations and exchange rates;

•	potentially adverse tax consequences or inability to realize tax benefits;

•	difficulties in protecting intellectual property rights in international jurisdictions; and

•	the level of adoption of the Internet in international markets.

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

Before April 1999, Network Solutions managed the domain name registration system for the .com, .net and .org domains pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized ICANN to oversee key aspects of the Internet domain name registration system. Since that time and particularly because the domain name industry is in its early stages of development, ICANN has been subject to strict scrutiny by the public and the government. Although it recently underwent a restructuring, ICANN continues to face significant questions regarding its financial viability and efficacy as a private sector entity. While these issues will take time to sort out, the long-term structure and mission of ICANN may evolve, even in the coming year, to address perceived shortcomings. Accordingly, we continue to face the risks that:

•	the U.S. government may, for any reason, reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

•	the Internet community or the Department of Commerce or U.S. Congress may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system;

•	pending litigation against ICANN could affect ICANN's role in overseeing the domain name registration system;

•	ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations;

•	accreditation criteria could change in ways that are disadvantageous to us;

•	ICANN's limited resources may seriously affect its ability to carry out its mandate; and

•	international regulatory bodies, such as the International Telecommunications Union, the U.N. or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy.

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

We currently work with hundreds of country code registries operating hundreds of country code top level domains (ccTLDs) throughout the world. Country code registries may be administered by the host country, entrepreneurs or other third parties. Different country code registries require registrars to comply with specific regulations. Many of these regulations vary from ccTLD to ccTLD. If we fail to comply with the regulations imposed by country code registries, these registries will likely prohibit us from registering or continuing to register domain names in their ccTLDs. Further, in most cases, our rights to provide ccTLD domain name registration services are not governed by written contract. In the case of our existing written contracts, there is uncertainty as to which country's law may govern. As a result, we cannot be certain that we will continue to be able to register domain names in the ccTLDs we currently offer. If these registry businesses cease operations or otherwise fail to process domain name registrations or the related information in ccTLDs, we would be unable to honor the subscriptions of registrants who have registered, or are in the process of registering, domain names in the applicable ccTLD. In addition, the process for registering domain names with many of the ccTLD registries necessitates significant manual efforts to process numerous paper documents, resulting in high labor costs and an increased potential for clerical errors. The rules, requirements and processes of the registries are also subject to change, and each time a registry makes a change, we must make corresponding changes to our systems or processes. If we are unable to keep up with these administrative burdens or to honor a substantial number of subscriptions for our customers or if the ccTLD registries fail to process our customers' domain name registrations in a timely and accurate fashion, we could face claims of loss from our registrants and our business, financial condition and results of operations could be materially adversely affected.

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

Our failure to register, maintain, transfer or renew the domain names that we process on behalf of our customers may subject us to additional expenses, claims of loss or negative publicity, which could have a material adverse effect on our business.

Clerical errors and system and process failures have resulted in inaccurate and incomplete information in our database of domain names and in our failure to properly register or to maintain or renew the registration of certain domain names that we process on behalf of our customers. Our failure to properly register or to maintain or renew the registration of our customers' domain names, even if we are not at fault, may result in our incurring significant expenses and may subject us to claims of loss or negative publicity, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, ICANN recently implemented new policies regarding how we transfer out domain names and the acknowledgement process, which will require us to revise our transfer processes. Pursuant to these new policies, we will no longer be able to use certain safeguards that we had in place to acknowledge transfer requests, which could increase the risk of unauthorized or fraudulent transfers. Such transfers could increase claims of loss or subject us to negative publicity, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of their customers' personal information. The federal government has enacted legislation protecting the privacy of consumers' nonpublic personal information. We cannot guarantee that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Our failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could increase the costs of operating our business.

We may not be able to protect and enforce our intellectual property rights or protect ourselves from the claims of third parties.

We may be unable to protect and enforce our intellectual property rights from infringement.

We rely upon copyright, trade secret and trademark law, invention assignment agreements and confidentiality agreements to protect our proprietary technology and other assets, including software, applications and trademarks, and other intellectual property to the extent that protection is sought or secured at all. We do not currently have patents on any of our technologies or processes. While we typically enter into confidentiality agreements with our employees, consultants and GPN partners, and generally control access to and distribution and use of our proprietary information, we cannot ensure that our efforts to protect our proprietary information will be adequate against infringement or misappropriation of our intellectual property by employees, affiliates or third parties, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

In addition, the Anticybersquatting Consumer Protection Act was enacted in November 1999 to curtail a practice commonly known in the industry as "cybersquatting." A cybersquatter is generally defined in this Act as one who registers a domain name that is identical or similar to another party's trademark or the name of a living person, in each case with the bad faith intent to profit from use of the domain name. Cybersquatting is a problem that could be exacerbated with any additional top level domain names that may be established by ICANN. Although this Act states that registrars may not be held liable for registering or maintaining a domain name for another person absent a showing of the registrar's bad faith intent to profit from the use of the domain name, registrars may be held liable if they fail to comply promptly with procedural provisions under the Act. If we are held liable under this law, any liability could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Technology and the Internet

Systems disruptions and failures could cause our customers, resellers and advertisers to become dissatisfied with us and may impair our business.

Our customers, advertisers and resellers may become dissatisfied with our products and services due to interruptions in access to our website or our failure to adopt and adapt to changing technology.

Our ability to maintain our computer and telecommunications equipment in working order and to reasonably protect them from interruption is critical to our success. Our website must accommodate a high volume of traffic and deliver frequently updated information. In addition, the technology underlying the Internet and the applications available to simplify electronic commerce are continuously being enhanced or upgraded and to remain competitive, we must incorporate these emerging technologies into our infrastructure on a cost-effective and timely basis. We occasionally experience system application failures, as well as slower response times. We also conduct planned site outages and experience unplanned site outages. To date, these disruptions of service and slower response times have had minimal impact on our business. However, our customers, advertisers and resellers may become dissatisfied by any systems failure that interrupts our ability to provide our products and services to them or increases response times. Substantial or repeated system failures would significantly reduce the attractiveness of our website and could cause our customers, advertisers and resellers to switch to another domain name registration service provider.

As part of our restructuring process, we have been incurring substantial expenses to update our technology, improve our systems' performance and develop new applications to meet the evolving needs of our customers and ensure the compatibility of our current systems with emerging technologies. We cannot assure you that we will be able to achieve these goals on a timely basis as changes in technologies occur. Also as part of our restructuring efforts to increase efficiencies, we have outsourced certain operations and may continue to explore opportunities to outsource others. Outsourcing operations may raise concerns with our resellers or customers regarding our ability to control the services we offer them if certain elements are managed by another company. In addition, we cannot assure you that we will be able to effectively transition those functions that we may choose to outsource, as any such process involves complexity and risk.

Although we carry general liability and professional liability insurance, our insurance may not cover any claims by dissatisfied customers, advertisers, affiliates, or resellers, or may be inadequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Our business could be materially harmed by any system failure, security breach or other damage that interrupts or delays our operations.

Our customers, advertisers and resellers may become dissatisfied with our products and services due to interruptions in our access to the registration systems of generic top level domain or country code registries.

We depend on the registration systems of generic top level domain and country code registries to register domain names on behalf of our customers. We have in the past experienced problems with the registration systems of these top level domain registries, including outages, particularly during their implementation phase. Any significant outages in the registration systems of these registries would prevent us from delivering or delay our delivery of our services to our customers. Prolonged or repeated interruptions in our access to the registries could cause our customers, advertisers and resellers to switch to another domain name registration service provider.

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

We do not develop and maintain all of the products and services that we offer, so we are dependent, in part, on the services of other third-party service providers. We offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf. In the event that these service providers fail to maintain adequate levels of support or if they discontinue their lines of business, our customer relations may be impacted negatively and we may be required to pursue replacement third-party relationships. If we are unable to find adequate replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue certain services. For instance, we are currently aware of at least one service provider that is experiencing operational difficulties and a weakening financial condition. Although we continually evaluate our relationships with our third-party service providers and plan for contingencies if a problem should arise with a provider, transitioning services and data from one provider to another can often be a complicated and time consuming process and we cannot assure that if we need to switch a provider we would be able to do so on a completely seamless basis, or at all.

We have also engaged third parties to process credit card payments for our customers. Therefore, if these third parties or their systems fail for any reason to process credit card payments in a timely fashion, the domain name reservation process will be delayed and customers may be unable to obtain their desired domain name.

In addition, some of the domain names registered by our RCOM Europe corporate customers resolve to name servers that are owned and controlled by a third party. If these domain name servers are shut down for financial reasons or other unanticipated problems, our services may be interrupted, which could damage our relationship with our customers, our reputation and our business.

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

To date, government regulations have not materially restricted the use of the Internet. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. Both new and existing laws may be applied to the Internet by state, federal or foreign governments, covering items such as:

•	sales and other taxes, including European Value-Added Tax;

•	user privacy and security issues;

•	the expansion of intellectual property rights;

•	pricing controls;

•	characteristics and quality of products and services;

•	consumer protection;

•	cross-border commerce;

•	libel and defamation;

•	copyright, trademark and patent infringement;

•	pornography; and

•	other claims based on the nature and content of Internet materials.

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

On November 1, 2003, a moratorium on certain state and local taxation of online services and electronic commerce expired. The U.S. Congress is currently debating the Internet Tax

Non-Discrimination Act, which would permanently extend the moratorium, and a compromise bill, the Internet Tax Ban Extension and Improvement Act, which would renew the moratorium through November 1, 2005. If these bills are not passed and the moratorium is not extended, the imposition of such taxes, which may be heavily lobbied for by states, could materially adversely affect our business, financial condition and results of operations.

In addition, a directive has been introduced in the European Union (EU) requiring non-EU providers of electronically supplied services to private individuals and non-business organizations in the EU to impose value-added taxes on such services. Although not all of the EU member states have yet implemented the directive nor have the tax authorities of all of the member states published official guidance on the rules, we believe that we will be required to implement system changes in order to comply with this directive. These systems changes may be significant and it is not yet clear which of our products and services would be subject to this directive. We are not currently in compliance with this directive and, as a result, may be subject to fines or penalties. In addition, imposition of these additional taxes may also lead to some of our services and products that we offer in EU countries becoming more expensive relative to services rendered in those countries by EU businesses, which could put us at a competitive disadvantage if we pass along those increased costs to our customers, or could reduce our profit margin if we decide to absorb these costs.

Investment Risks

Our stock price is highly volatile.

The market price of our common stock has been and may continue to be highly volatile and significantly affected by a number of factors, including:

•	general market and economic conditions and market conditions affecting technology companies generally;

•	limited availability of our shares on the open market;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	announcements of acquisitions or investments, developments in Internet governance or corporate actions;

•	industry conditions and trends; and

•	interest in the Company by potential acquirors.

The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of the securities of technology related companies. These fluctuations may adversely affect the market price of our common stock.

The market price for our shares could be negatively affected if we utilize a significant portion of our remaining cash and marketable securities.

If we utilize a significant portion of our cash and marketable securities, the market price for our shares could be negatively affected. We may in the future distribute additional cash to stockholders including by way of one or more dividends, distributions or repurchases of additional shares and/or warrants on the open market, in private transactions or by other methods, subject to the approval of our Board of Directors and compliance with applicable securities laws. If the market price of our stock declined significantly, it could, among other things, also result in:

•	our possible noncompliance with the Nasdaq National Market's listing requirements and the possible delisting of our shares;

•	reduced trading volumes, an illiquid market for the trading of our shares, and more difficulties involved with the selling of our shares by our stockholders;

•	our shares losing their appeal as a currency for future acquisitions; and/or

•	an impairment in our ability to access the capital markets should we desire or need to raise additional capital.

Our executive officers and directors own a significant percentage of our shares, which will limit your ability to influence corporate matters.

As of March 8, 2004, our executive officers and directors beneficially owned approximately 23% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 2.    Properties.

We currently lease approximately 30,000 square feet of space in New York, New York under a contract which expires in September 2009. We also lease 6,500 square feet of space in Maryland under a contract that expires in January 2005. In addition, we have entered into a five-year lease expiring in August 2006, renewable at our option for up to two additional five-year terms, for 20,000 square feet of space in Canada. Our subsidiary RCOM Europe owns a building containing approximately 2,000 square feet of space in London, England, although this building is currently for sale. In addition, RCOM Europe leases approximately 6,100 square feet of space in London under three leases, the earliest of which expires in November 2004. We believe that our leased facilities in London will provide us with adequate space even after we sell the building. We also maintain leases for smaller facilities in Cardiff and Paris and maintain a lease in Princeton, New Jersey, which we have subleased. We believe that the foregoing space will meet our needs for at least the next twelve months.

Item 3.    Legal Proceedings.

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

Register.com has been named as a defendant in a purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also claimed breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations of the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On July 23, 2003 the Court heard oral arguments on Register.com's motion. On February 2, 2004, Plaintiff filed an appeal of the dismissal of the Section 5-903 claims. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. While we intend to continue to defend ourselves vigorously in this lawsuit, in an effort to mitigate a potential worst-case scenario, we entered into an insurance agreement pursuant to which, in accordance with its terms and conditions, to the extent that we have a final judgment in excess of $15 million our insurance carrier would cover up to an additional $30 million.

On or about January 17, 2003, individual stockholders of the Company filed complaints in the Delaware Court of Chancery purporting to commence class action lawsuits against the Company and each of the individual members of the Company's Board of Directors. The complaints were styled as Lanza v. Morten, et al (C.A. No. 20123) and Norton v. Morten, et al (C.A. No. 20124). The complaints alleged, among other things, breaches of fiduciary duty by the directors in connection with certain publicly disclosed indications of interest in the acquisition of Company and further alleged that the directors were not fulfilling their fiduciary duties in connection with their review and response to such indications of interest. On January 9, 2004 the complaints were withdrawn by the plaintiff and on January 12, 2004 the court approved the dismissal of the complaints without prejudice.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names, Register.com also disclosed the existence of the Coming Soon page in the "Help" and "Frequently Asked Questions" portions of its website. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com's Services Agreement. In April 2001, Register.com filed a motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted and in August 2001, Register.com's motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and in April 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel.

On or about August 7, 2003 and August 8, 2003, purported stockholders of the Company filed two separate complaints in the Court of Chancery of Delaware against the Company and certain current and past individual members of the Company's Board of Directors. The first complaint was styled as McBride v. Register.com, Inc., et al (C.A. No. 20470) and the second complaint was styled as DeMatte v. Register.com, Inc., et al (C.A. No. 20474). On November 3, 2003, the two cases were consolidated (C.A. No. 20470) and on November 5, 2003, an amended complaint was filed. The complaint alleges, among other things, that the named defendants breached their fiduciary duties in connection with the self tender that the Company commenced in August 2003 and completed in September 2003, and that the self tender is an attempt by the individual defendants to entrench their positions in the Company. The complaint seeks, among other things, the court's certification as a class action lawsuit, unspecified damages and rescission of the self tender. On December 5, 2003 Register.com filed a motion to dismiss for failure to state a claim upon which relief can be granted and failure to comply with the requirements of Rule 23.1 and on February 26, 2004 Register.com filed a brief in support of such motion.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

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

	High	Low
Year Ending December 31, 2003:
Fourth Quarter	$5.85	$4.49
Third Quarter	6.50	4.50
Second Quarter	6.45	5.20
First Quarter	5.82	4.44

Year Ending December 31, 2002:
Fourth Quarter	$5.25	$2.93
Third Quarter	7.66	2.52
Second Quarter	9.07	6.95
First Quarter	11.60	7.35

On March 8, 2004, the last sale price of our common stock reported by the Nasdaq National Market was $5.30 per share. As of March 8, 2004, we had approximately 73 holders of record of our common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock; however, we may consider the payment of a dividend in the future. In addition, in September 2003 we used $120 million of our cash, short-term investments and marketable securities to complete a self-tender offer in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares of our common stock (based on the conversion of warrants on a cashless basis at the $6.35 per share offer price).

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	5,619,539 (2)	$9.41	3,021,854 (3)
Equity Compensation Plans Not Approved by Security Holders(4)	11,343	$1.02	—
Total	5,630,882	$9.39	3,021,854

(1)	Includes options to purchase shares under our Amended and Restated 2000 Stock Incentive Plan and our Employee Stock Purchase Plan (ESPP).
(2)	Excludes purchase rights accruing under the ESPP, which has a shareholder approved reserve of 698,070 shares of

Common Stock (698,070 shares of Common Stock as of January 1, 2004). Under the ESPP, each eligible employee may purchase shares of Common Stock through payroll deductions of up to 10% of their eligible compensation. The price paid by the employee is 85% of the fair market value on the offering date or the last day of the purchase period. There are two 6-month purchase periods per year commencing May 1 and November 1.
(3)	Consists of shares available for future issuance under the 2000 Plan and the ESPP.
(4)	Consists of the following warrants to purchase shares of Common Stock issued prior to the Company's initial public offering, pursuant to compensation arrangements with advisors: 843 shares at an exercise price of $0.43 per share, which expires September 21, 2008; 5,250 shares at an exercise price of $0.57 per share, which expires March 17, 2009; and 5,250 shares at an exercise price of $1.57 per share, which expires June 10, 2009.

31

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data of the Company for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected consolidated data is derived from our consolidated financial statements. You should read the following selected consolidated financial data together with our consolidated financial statements and their notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$104,319	$106,288	$116,281	$86,110	$9,645
Cost of revenues	32,694	35,299	34,790	23,869	3,083
Gross profit	71,625	70,989	81,491	62,241	6,562
Operating expenses:
Sales and marketing	26,169	31,222	33,532	47,311	7,150
Research and development	18,615	13,357	7,741	5,580	1,767
General and administrative (including non-cash compensation of $1,048, $1,937, $1,771, $2,173, and $4,929, respectively)	26,865	26,312	14,769	13,434	7,309
Amortization and writedown of goodwill and other intangibles	551	17,290	45,299	5,582	—
Total operating expenses	72,200	88,181	101,341	71,907	16,226
(Loss) from operations	(575)	(17,192)	(19,850)	(9,666)	(9,664)
Other income, net	2,989	5,588	8,664	9,520	887
Gain on sale of investment	—	—	—	4,603	—
Income (loss) before provision (benefit) for income taxes	2,414	(11,604)	(11,186)	4,457	(8,777)
Provision (benefit) for income taxes	90	(1,195)	10,401	4,187	—
Net income (loss)	$2,324	$(10,409)	$(21,587)	$270	$(8,777)

Basic income (loss) per share	$0.07	$(0.26)	$(0.58)	$0.01	$(0.46)
Diluted income (loss) per share	$0.06	$(0.26)	$(0.58)	$0.01	$(0.46)
Weighted average number of shares outstanding:
Basic	35,701	40,046	37,424	31,394	19,117
Diluted	37,662	40,046	37,424	39,184	19,117

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$52,991	$50,557	$61,932	$60,156	$40,944
Short-term investments	39,043	105,283	78,186	65,283	4,723
Working capital	70,389	125,636	120,592	92,160	29,813
Available-for-sale securities	2,527	61,205	57,651	47,980	—
Total assets	163,425	285,604	268,789	292,617	68,336
Total deferred revenues	86,919	87,110	77,379	88,516	32,101
Total liabilities	103,133	111,962	93,196	103,722	46,423
Stockholders' equity	60,292	173,642	175,593	188,895	21,913

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, our company policy is generally to provide our expectations only once per quarter, so we may not inform you of any changes until the next quarter. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Overview

We are a provider of global domain name registration, website, email and other Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as addresses and identities on the World Wide Web. They enable a business or person to establish an Internet presence and are integral to the use of websites (e.g., www.register.com), email (e.g., johndoe@register.com) and other types of Internet-based services

We began processing domain name registrations in the generic top level domains (gTLDs) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.1 million active domain name registrations under management as of December 31, 2003, representing approximately 1 million customers. Currently, we register, renew and transfer domain names in TLDs such as .com, .net, ..org, .biz, .info and .name and in over 400 country code top level domains (ccTLDs), including .de for Germany and .jp for Japan and sub domains, such as .co.uk and .org.uk for the United Kingdom.

We believe that we offer a quick and user-friendly domain name registration process as well as responsive and reliable customer support. We also assist our customers in further developing and maintaining their Internet presence by offering them a range of website, email and other value-added products and services.

Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brands and identities across the world and other online activities. Our mission is to become the preferred provider of domain names, website, email and other Internet services for customers seeking to build, manage and promote their online presence.

Our Retail division focuses on small to medium-sized businesses and individuals. Generally, these customers purchase domain name registration services and other value-added services directly from our website located at www.register.com. In addition to our Retail division, we maintain a Corporate Services division. Our Corporate Services division provides domain name registration and related products and services, including global registration and management services and online brand and trademark protection, to large corporate enterprises with specialized registration needs. In order to extend the distribution reach of our products and services, we also maintain a Global Partner Network (GPN) wholesale division which works with companies that resell our domain name registration and web services to their customers using our software solutions. Our GPN partners are typically Internet Service Providers (ISPs), web-hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators. Using our software solutions, these companies resell our domain name registration services and related products and services to their customers.

In June 2000, we acquired Inabox, Inc. for $1.0 million cash and 280,019 shares of our common stock, and we used Inabox's software to develop our FirstStepSite® and WebSiteNOW!TM products and My.register.com, one of the reseller solutions offered to our Global Partner Network. In September 2000, we acquired Afternic.com, Inc., a secondary market exchange for domain names, for $10.0 million cash and 4,378,289 shares of our common stock. Each of these transactions was accounted for using the purchase method of accounting. As a result, the financial results of Inabox and Afternic.com are consolidated with our financial results from the dates of their respective acquisitions. We made a decision to abandon the Afternic business in September 2002.

In March 2002, we acquired Virtual Internet plc, a U.K. based company, for £11.99 million (US $16.9 million at the date of acquisition), which had operations in the United States and Europe and operated through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides domain name registration and online intellectual property management and protection services, and the Hosting division provided web-hosting services. In May 2002, we sold the Hosting division for $0.5 million. Our results of operations include Virtual Internet's Corporate Services division subsequent to March 8, 2002. In 2003, we changed the name of Virtual Internet to Register.com Europe plc ("RCOM Europe").

In late 2002, we began a restructuring program to address the challenges facing our business. The primary goal of our restructuring program is to introduce new systems that will enable us to operate our business more efficiently. For our Retail division, we are building a new and more flexible systems architecture which we believe will enable us to introduce new products and services more rapidly and cost effectively and to improve our operating efficiencies and reduce costs. We believe that by making our technology architecture more flexible and efficient we will achieve these goals. For our Corporate Services division, we are developing a system to automate as much of the order processing and fulfillment for ccTLD registrations as possible. We anticipate that our new Corporate Services system will enable us take sales orders and fulfill them on a more highly automated basis, thereby reducing our costs and increasing our efficiency and accuracy.

As part of our cost reduction efforts, we have also relocated some of our groups and operations to our Canadian facility, where the overhead and labor costs are lower than in our other locations. In addition, in February 2004, we sold our RegistryPro business, which had been given ICANN approval to operate the .pro registry. We sold this business because we believe that operating a registry would have distracted us and taken time, energy and resources from our core business of operating a registrar and selling related value-added products and services.

Significant Accounting Policies

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our most significant estimates relate to potential refunds to customers and chargebacks from customers; the realizability of accounts receivable, fixed assets, intangible assets, and deferred tax assets; the potential liability to credit card associations for penalties for credit card chargebacks and refunds in excess of certain thresholds; potential liability for various matters in litigation; and the estimated useful lives of fixed assets and intangible assets. Actual results could differ from management's estimates. The markets for our products and services are characterized by intense competition, continual technology advances and new product/service introductions, all of which could impact the future realizability of our assets.

Net Revenues

We derive our net revenues from domain name registrations, other products and services and advertising. We earn registration fees in connection with new, renewed, and transferred-in registrations. Registration periods generally range from one to ten years.

Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue over the period during which we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment at the time of sale via credit card for most online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period whereas we recognize the revenues over the registration period. For many of our customers who register domain names through our Corporate Services division, and many of the participants in our Global Partner Network, we establish lines of credit based on credit worthiness.

Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. As a result, we must estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period. In determining our estimate, on a monthly basis we review historical rates of credit card chargebacks, current economic trends and changes in acceptance of our products and services. Deferred revenues and revenues recognized are presented net of provisions for estimated refunds to customers and chargebacks from customers.

The credit card associations may impose financial penalties if our chargebacks and/or refunds exceed certain thresholds. Such penalties are not charged to revenues, but are classified as general and administrative expenses. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, we have accrued amounts to cover what we estimate to be the maximum potential penalties that could be imposed under that association's rules. If the penalty ultimately imposed is less than the maximum contractual amount, we would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time. If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount we charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See "Risk Factors" and Note 14 to Consolidated Financial Statements "Commitments and Contingencies — Credit Card Penalties" for additional information in connection with penalties that may be imposed by credit card associations and other risks associated with the Company's credit card chargebacks and refunds.

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

We experienced a decrease in our total names under management to approximately 3.1 million as of December 31, 2003 from approximately 3.3 million as of December 31, 2002.

Other products and services, which primarily consist of email, domain name forwarding, web hosting, site submission to search engines, application processing fees for new gTLDs, intellectual property protection services related to the introduction of new gTLDs and software, and fees for modifying existing registrations, are sold either as one time offerings or through annual or monthly subscriptions, depending on the product or service. Revenues from our other products and services are recognized ratably over the period in which we provide such services. Revenues from processing fees for domain name applications, which may or may not result in domain name registrations, and other intellectual property protection services related to the introduction of new gTLDs, are recognized immediately upon the sale of the services.

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

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization of registry fees on a straight-line basis over the registration term, depreciation of the equipment used to process the domain name registrations, fees paid for co-location facilities housing our equipment, and fees paid to the financial institutions to process credit card payments on our behalf. Cost of revenues does not include penalties for excessive credit card chargebacks and refunds; such penalties are classified as general and administrative expense. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz and ..info domain name registration to $6 per year for each .com, .net and ..org domain name registration. We pay registry fees ranging from $6 to $5,020 per year for one to ten-year country code domain name registrations. The largest component of our cost of revenues is registry fees which, while paid in full at the time the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues ratably over the terms of the registrations.

Cost of revenues for our other products and services consists of fees paid to third-party service providers, depreciation of equipment used to deliver the services, fees paid for co-location facilities housing our equipment, and fees paid to financial institutions to process credit card payments on our behalf. Cost of revenues for other products and services is recognized ratably over the periods in which the services are provided.

We have no direct cost of revenues associated with our advertising revenues and we have no incremental cost of revenues associated with delivering advertisements since we use the same equipment to deliver the advertisements as we use for our domain name registration services. Therefore, the gross profit margin on advertising revenue is 100%, and accordingly, any decrease in advertising revenue would represent a reduction of our gross profit of the same amount. We incur costs including salaries and commissions for our advertising sales staff, which are classified as operating expenses.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative (including non-cash compensation), and amortization of intangibles. Prior to January 1, 2002 our operating expenses also included amortization of goodwill; effective January 1, 2002 we adopted SFAS 142 and ceased amortization of goodwill. Our sales and marketing expenses consist primarily of employee salaries, marketing programs such as advertising, and commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, enhancement of existing products and services, and quality assurance. General and administrative expenses, excluding non-cash compensation, include salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional fees, insurance premiums, penalties for excessive credit card chargebacks and refunds, and provisions for uncollectible receivables. Facilities costs are allocated across the various operating expense categories. We account for non-cash compensation expense in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Non-cash compensation expense relates to grants of restricted stock, stock options and warrants to employees, directors, consultants and vendors with exercise prices below fair market value of the underlying stock on the date of grant. Based on such grants through December 31, 2003, we expect to record approximately $0.5 million in additional non-cash compensation expense through 2008 as follows: $0.4 million in 2004 and $0.1 million through 2008. Non-cash compensation expense will reduce our earnings or increase our losses, as applicable, in future periods.

We review our goodwill and intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of goodwill and intangibles using estimated undiscounted cash flows. These cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related amortization period. We also compare the total market value of our common stock with the book value of our stockholders' equity. Based on the foregoing factors, if we conclude that an other-than-temporary impairment of goodwill or intangibles has occurred, we record an impairment writedown.

Income Taxes

In preparing our financial statements, we make estimates of our current tax obligations and temporary differences resulting from timing differences for reporting items for financial statement and tax purposes, the most significant of which is deferred revenue. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Valuation allowances are established when appropriate, based on management's judgment, to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

Net Income (Loss)

Although we were profitable for the year 2003, we were not profitable for the years 2002 or 2001. Our net loss for 2002 included a goodwill impairment writedown and amortization of intangibles of $17.0 million. Our net loss for 2001 included a goodwill impairment writedown of $32.5 million. Although we have recently taken several initiatives intended to reduce our operating expenses in 2004, we cannot assure you as to when or if these reductions will be realized. Losses at RCOM Europe and RegistryPro have contributed to a decline in our profitability. We expect losses at RCOM Europe to impact our profitability negatively through the early part of the year 2004 and perhaps beyond. We sold our RegistryPro business in February 2004 and, accordingly, we believe that RegistryPro will not have a significant negative impact on our profitability in 2004 or beyond. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to be potentially liable for significant penalties from credit card associations, which would impact our profitability (see "Risk Factors" for additional information). Further, we anticipate that our revenues from advertising will be materially lower in future periods.

For all the above reasons, we cannot assure you that we will be able to operate profitably or continue to generate positive cash flow in the future.

Year 2003 compared with Year 2002

Net Revenues

Total net revenues decreased 2% to $104.3 million in 2003 from $106.3 million in 2002.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 6% to $91.4 million in 2003 from $97.3 million in 2002. This decrease was due primarily to a lower number of domain names registered, and in part to lower average sale prices per year of subscription term. These reductions were offset in part by the inclusion of RCOM Europe in our results of operations for the full year in 2003 as compared to 2002, for which it was included from the date of acquisition (March 8, 2002); revenues from RCOM Europe of $10.4 million and $7.2 million were recognized in 2003 and 2002, respectively. We may face continued pricing pressure in the future, which would adversely impact our revenues and profitability.

Other Products and Services.    Revenues from other products and services increased 85% to $8.9 million in 2003 from $4.8 million in 2002. The largest component of the increased revenues in this category was email services.

At December 31, 2003, our deferred revenue balance was $86.9 million, compared with $87.1 million at December 31, 2002, representing a decrease of $0.2 million for the year 2002. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Advertising.    Revenues from advertising decreased 4% to $4.0 million in 2003 from $4.2 million in 2002. From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web-hosting services, had accounted for approximately $1.0 million of advertising revenues per quarter. However in the fourth quarter of 2003 we began to offer web-hosting services to our own customers, and decided to discontinue this advertising relationship. Accordingly, we did not sell advertising to this customer in the fourth quarter of 2003 and we do not expect to sell advertising to this customer in future periods. Accordingly, we anticipate that our annualized advertising revenue will decline by approximately $4.0 million unless we can increase our advertising sales to other customers. Our sales of web-hosting services directly to our own customers are classified as revenues from other products and services.

Cost of Revenues

Total cost of revenues decreased 7% to $32.7 million in 2003 from $35.3 million in 2002.

Cost of Domain Name Registrations.    Costs recognized for domain name registrations decreased 11% to $30.7 million in 2003 from $34.3 million in 2002. The decrease resulted primarily from a lower number of domain names registered in 2003 and a reduction of data center operations expenses.

Cost of Other Products and Services.    Cost of other products and services increased 44% to $2.0 million in 2003 from $1.0 million in 2002 in part as a result of increased revenues from other products and services in 2003 (primarily email services), and in part because in 2002 we had received a $0.4 million refund from the .biz registry as a result of that registry's decision to cancel certain .biz applications.

Gross Profit Margin

Our gross profit margin increased to 68.7% in 2003 from 66.8% in 2002, primarily as a result of lower costs of our data center operations, and in part due to increases in revenues from other products and services, which have a higher gross profit margin than domain name registration services.

Operating Expenses

Total operating expenses decreased 18% to $72.2 million in 2003 from $88.2 million in 2002.

Sales and Marketing.    Sales and marketing expenses decreased 16% to $26.2 million in 2003 from $31.2 million in 2002. The decrease was primarily due to reductions in online and off-line media spending. We anticipate that our marketing expense will increase significantly in 2004.

Research and Development.    Research and development expenses increased 39% to $18.6 million in 2003 from $13.4 million in 2002. The increase resulted primarily from higher salaries and consulting fees for personnel working to improve our systems and operations. We anticipate that research and development expenses will continue to remain high during the first half of 2004, and perhaps beyond, as we continue our efforts to upgrade and improve our systems.

General and Administrative.    General and administrative expenses increased 2% to $26.9 million in 2003 from $26.3 million in 2002. The increase was primarily due to $6.8 million of advisory fees and expenses incurred in 2003 in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003 and in connection with the self-tender offer for $120 million of our common stock and warrants completed in September 2003. This was partially offset by lower accruals for potential credit card penalties ($2.4 million in 2003 versus $4.5 million in 2002), a decline of approximately $2 million in bad debt expense as a result of improved collection efforts which reduced the level of past-due receivables and the required reserves for potentially uncollectible receivables, and a decline of $0.9 million in amortization of noncash compensation.

As of December 31, 2003 our balance sheet reflected an accrued liability of $6.1 million for potential credit card penalties, which represents our estimate of the maximum potential penalties that could be imposed under one credit card association's rules for chargebacks and/or refunds in excess of certain thresholds. For additional information in connection with potential credit card penalties, see "Risk Factors" and Note 14 to Consolidated Financial Statements, "Commitments and Contingencies — Credit Card Penalties."

Amortization and Writedown of Goodwill and Other Intangibles.    Amortization of intangibles was $0.6 million in 2003 compared with amortization and writedown of goodwill and other intangibles of $17.3 million in 2002. In September 2002, we made a decision to abandon the Afternic business. As a consequence of that decision, as well as negative industry and economic trends affecting us and the general decline in technology company valuations, including the valuation of our common stock, we performed an impairment analysis of the goodwill and intangible assets recorded in connection with our various acquisitions. Because the total market value of our common stock at September 30, 2002 was lower than the book value of our stockholders' equity, we recorded a goodwill impairment loss of $17.0 million in September 2002. Also, in accordance with SFAS 142, we ceased amortization of goodwill effective January 1, 2002.

Other Income, Net

Other income, net, which consisted primarily of interest income, net of interest expense, decreased to $3.0 million in 2003 from $5.6 million in 2002. The decrease was primarily due to lower prevailing interest rates and in part to a reduction of $120 million in our investment portfolio in connection with our self-tender offer for $120 million of our common stock and warrants completed in September 2003.

Provision for Income Taxes

The provision for income taxes in 2003 was $0.1 million, representing an effective rate of 4% of pre-tax income. This lower-than-statutory effective tax rate (43%) resulted primarily from our receipt of tax-free interest income on our investment portfolio. The provision for income taxes in 2002 was a benefit of $1.2 million, representing an effective tax rate of 11% of the pre-tax loss. This lower-than-statutory effective tax benefit resulted primarily from the fact that only a portion of the goodwill impairment writedown was tax deductible, and in part because no tax benefits were recorded in connection with losses generated by RCOM Europe, as realization was not assured.

Earnings Per Share — Weighted average number of shares

The weighted average number of shares outstanding for the year 2003 was 35,701,000 shares (basic) and 37,662,000 shares (diluted). As a result of our completion in September 2003 of our $120 million self-tender offer, in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares of our common stock (based on the conversion of warrants on a cashless basis at the $6.35 per share offer price), the weighted average number of shares declined in the fourth quarter of 2003. The lower number of shares outstanding will have the effect of increasing net income (loss) per share in future periods; however, interest income on our available cash and investment balances will be lower.

Year 2002 compared with Year 2001

Net Revenues

Total net revenues decreased 9% to $106.3 million in 2002 from $116.3 million in 2001.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 4% to $97.3 million in 2002 from $101.4 million in 2001. This decrease was due in part to lower average prices and a longer dollar-weighted-average subscription term for domain names registered in 2002 compared with 2001, and in part to a writeoff related to credit card receivables in 2002. These reductions were offset in part by the inclusion of RCOM Europe in our results of operations after March 8, 2002, for which revenues of $7.2 million were recognized in 2002. We may face continued pricing pressure.

At December 31, 2002, we had $87.1 million of deferred revenue compared with $77.4 million at December 31, 2001, representing an increase of $9.7 million for the year 2002. The increase was due primarily to the acquisition of RCOM Europe on March 8, 2002, whose balance sheet included deferred revenue of $6.9 million at the date of acquisition. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Other Products and Services.    Revenues from other products and services decreased 13% to $4.8 million in 2002 from $5.5 million in 2001. The decrease was due primarily to the non-recurrence in 2002 of $2.9 million of revenues received during 2001 from sales of intellectual property services in connection with the launch of new gTLDs, offset in part by increased sales in 2002 of email and WebSiteNOW! services.

Advertising.    Revenues from advertising decreased 54% to $4.2 million in 2002 from $9.4 million in 2001, primarily as a result of softness in the Internet advertising market.

Cost of Revenues

Total cost of revenues increased 1% to $35.3 million in 2002 from $34.8 million in 2001.

Cost of Domain Name Registrations.    Costs recognized for domain name registrations increased 3% to $34.3 million in 2002 from $33.3 million in 2001. The increase was due to the inclusion of RCOM Europe in our results of operations after March 8, 2002, for which costs of $2.4 million were recognized in 2002, more than offsetting the decreased cost of domain name registrations that resulted from lower registration revenues recognized in 2002.

Cost of Other Products and Services.     Cost of other products and services declined to $1.0 million in 2002 from $1.5 million, primarily because 2001 included $1.2 million of costs related to sales of intellectual property services in connection with the launch of new gTLDs, which did not recur in 2002.

Gross Profit Margin

Our gross profit margin declined to 66.8% in 2002 from 70.1% in 2001, in part due to lower advertising revenues, in part to lower average prices and in part to fixed costs for depreciation and data center operations which comprised a higher percentage of the lower level of revenues.

Operating Expenses

Total operating expenses decreased 13% to $88.2 million in 2002 from $101.3 million in 2001.

Sales and Marketing.    Sales and marketing expenses decreased 7% to $31.2 million in 2002 from $33.5 million in 2001. The decrease was primarily due to lower expenses related to media advertising, direct mail and other promotional activities, offset in part by the inclusion of RCOM Europe in our results of operations after March 8, 2002.

Research and Development.    Research and development expenses increased 74% to $13.4 million in 2002 from $7.7 million in 2001. The increase resulted primarily from higher salaries and consulting fees for personnel working to improve our systems and operations, and in part from increased costs for software licenses.

General and Administrative.    General and administrative expenses increased 78% to $26.3 million in 2002 from $14.8 million in 2001. The higher expense level was due to (i) an increase of $4.3 million in credit card penalties as a result of excessive chargebacks and refunds, of which $0.8 million was paid and $3.7 million was accrued to cover our estimate of potential penalties which could be imposed for 2002 under one card association's rules, (ii) the inclusion of $3.4 million of expenses for RCOM Europe which was acquired March 8, 2002, (iii) an increase of $1.3 million in bad debt expense, (iv) the costs of operating our customer service center in Canada which commenced operations in the third quarter of 2001, and (v) startup costs of $1.0 million for RegistryPro. For additional information in connection with credit card penalties, see "Risk Factors" and Note 14 to Consolidated Financial Statements "Contingencies and Commitments — Credit Card Penalties".

Amortization and Writedown of Goodwill and Other Intangibles.    Amortization and writedown of goodwill and other intangibles was $17.3 million in 2002 compared with $45.3 million in 2001. During 2001 we recorded a goodwill impairment writedown of $32.5 million related to Afternic, which was acquired in September 2000. In September 2002, we made a decision to abandon the Afternic business. As a consequence of that decision, as well as negative industry and economic trends affecting us and the general decline in technology company valuations, including the valuation of our common stock, we performed an impairment analysis of the goodwill and intangible assets recorded in connection with its various acquisitions. Because the total market value of our common stock at September 30, 2002 was lower than the book value of its stockholders' equity, we recorded a goodwill impairment loss of $17 million in September 2002. Also in accordance with SFAS 142, we ceased amortization of goodwill effective January 1, 2002.

Other Income, Net

Other income, net, which consisted primarily of interest income, net of interest expense, decreased to $5.6 million in 2002 from $8.7 million in 2001. The decrease was primarily due to lower prevailing interest rates in 2002.

Provision for Income Taxes

The provision for income taxes in 2002 was a benefit of $1.2 million, representing an effective tax rate of 11% of the pre-tax loss. That effective tax rate was lower than the statutory rate of 43% in part because only a portion of the goodwill impairment writedown is tax-deductible, in part because no tax benefits were recorded in connection with losses generated by RCOM Europe in the United Kingdom as realization is not assured, and in part because a substantial portion of our interest income is exempt from taxes. In 2001, the provision for income taxes was an expense of $10.4 million, rather than a benefit, because goodwill amortization and the impairment writedown recorded in 2001 were not tax-deductible.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly statement of operations data, in dollar amounts and as percentages of net revenue, for the eight quarters ended December 31, 2003. In our opinion this information has been prepared on substantially the same basis as the audited financial statements appearing elsewhere in this annual report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in order to present fairly the unaudited quarterly results of operations data. The quarterly data should be read in conjunction with our annual financial statements and related notes appearing elsewhere in this annual report. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(in thousands, except per share amounts)
Net revenues	$25,313	$25,749	$26,167	$27,090	$26,531	$25,490	$26,967	$27,300
Cost of revenues	8,085	7,748	8,570	8,291	9,207	8,182	9,157	8,753
Gross profit	17,228	18,001	17,597	18,799	17,324	17,308	17,810	18,547
Operating expenses:
Sales and marketing	6,825	6,098	6,599	6,647	7,424	7,270	8,294	8,234
Research and development	5,466	5,079	4,169	3,901	3,985	3,897	3,157	2,318
General and administrative (including non-cash compensation of $288, $285, $287, $188, $521, $492, $469, and $455, respectively)	4,542	4,877	11,354	6,092	7,619	10,030	4,799	3,864
Amortization and writedown of goodwill and other intangibles	145	137	135	134	134	17,003	123	30
Total operating expenses	16,978	16,191	22,257	16,774	19,162	38,200	16,373	14,446
Income (loss) from operations	250	1,810	(4,660)	2,025	(1,838)	(20,892)	1,437	4,101
Other income (expense), net	440	771	899	879	1,351	1,174	1,473	1,590
Income (loss) before provision (benefit) for income taxes	690	2,581	(3,761)	2,904	(487)	(19,718)	2,910	5,691
Provision (benefit) for income taxes	(197)	158	(765)	894	(140)	(5,155)	2,063	2,037
Net income (loss)	$887	$2,423	$(2,996)	$2,010	$(347)	$(14,563)	$847	$3,654
Basic (loss) income per share	$0.04	$0.06	$(0.07)	$0.05	$(0.01)	$(0.36)	$0.02	$0.09
Diluted (loss) income per share	$0.04	$0.06	$(0.07)	$0.05	$(0.01)	$(0.36)	$0.02	$0.08
Weighted average number of shares outstanding:
Basic	23,519	37,426	40,991	40,685	40,057	40,049	39,530	38,572
Diluted	25,311	38,927	40,991	43,286	40,057	40,049	43,544	44,175

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Net revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	32	30	33	31	35	32	34	32
Gross profit	68	70	67	69	65	68	66	68
Operating costs and expenses
Sales and marketing	27	24	25	25	28	29	31	30
Research and development	22	20	16	14	15	15	12	9
General and administrative (including non-cash compensation)	18	19	43	22	29	39	18	14
Amortization and writedown of goodwill and other intangibles	—	—	1	—	—	67	—	—
Total operating costs and expenses	67	63	85	61	72	150	61	53
Income (loss) from operations	1	7	(18)	8	(7)	(82)	5	15
Other income (expenses), net	2	3	3	3	5	5	6	6
Income (loss) before provision (benefit) for income taxes	3	10	(15)	11	(2)	(77)	11	21
Provision (benefit) for income Taxes	1	1	(3)	3	(1)	(20)	8	8
Net income (loss)	4%	9%	(12)%	8%	(1)%	(57)%	3%	13%

Recent accounting pronouncements

SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002, and requires that costs associated with exit or disposal activities be recognized when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. Examples of covered costs are lease termination and certain employee severance. SFAS 146 is applicable to exit or disposal activities initiated after December 31, 2002.

SFAS 148 "Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123" was issued in December 2002, providing for alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation.

Liquidity and Capital Resources

Historically, we have funded our operations and met our capital expenditure requirements primarily through cash generated from operations, sales of equity securities and borrowings. We issued 5,222,279 shares of our common stock to the public on March 3, 2000, which enabled us to raise approximately $115.3 million in cash after deducting underwriting discount and other offering expenses. In September 2003, we used $120 million of our cash, short-term investments and marketable securities to complete a self-tender offer in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares of our common stock (based on the conversion of warrants on a cashless basis at the $6.35 per share offer price).

During 2003, our cash and cash equivalents, short-term investments and marketable securities declined by $122.4 million, primarily as a result of our generation of $10.9 million of cash from operations in 2003, offset by $120 million which we used for the self-tender offer, $10.6 million to retire notes payable issued in connection with our acquisition of RCOM Europe, and $4 million for capital expenditures. In 2002 we generated $16.1 million of cash from operations, and we used $3.2 million for capital expenditures.

We currently anticipate that our operating expenses will continue to represent a material use of our cash resources and we expect our expenses for research and development to increase during the first half of 2004 and perhaps beyond, and we expect our sales and marketing expense to increase for the full year 2004 and perhaps beyond. We believe that our current balance of cash, short-term investments and marketable securities together with anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, as a result of the consummation of our $120 million self-tender offer in September 2003, when compared to our financial position prior to the self-tender, we have significantly reduced our cash position and our future interest income, reduced our ability to engage in significant transactions without additional debt or equity financing, reduced our ability to cover existing contingent or other future liabilities, and potentially negatively impacted our liquidity during future periods of increased capital requirements or operating expenses.

Under a prior registry agreement with ICANN, we had committed to provide up to $8.5 million in funding and other non-cash contributions to our subsidiary, RegistryPro, for its activities in establishing, operating and marketing the .pro top level domain. Effective February 26, 2004, we sold the core assets of the RegistryPro business and ICANN agreed to the assignment of the registry agreement to the purchaser. Through December 31, 2003 we had contributed approximately $4.1 million in cash, of which $2.6 million was funded during 2003, and we had also made non-cash contributions which we have valued at approximately $2.4 million. In addition, the purchaser has agreed to assume $2.0 million of this $8.5 million commitment. Accordingly, we believe that we have satisfied our funding commitment in full, as well as our other obligations under the registry agreement, although we have not obtained a release of these obligations from ICANN.

A summary of our contractual obligations for operating leases and other commitments as of December 31, 2003 is as follows:

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$6,276	$1,353	$2,361	$1,767	$795
Purchase obligations(1)	3,646	1,654	1,705	284	3
Total	$9,922	$3,007	$4,066	$2,051	$798

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed minimum quantities to be purchased: fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The Board of Directors had previously authorized a repurchase program for up to $10.0 million of our Common Stock through October 2004, and we had purchased 370,100 shares for a total of $1.6 million through December 31, 2002 under this program. In September 2003, we completed a $120 million self-tender offer of our outstanding common stock and warrants. We will not repurchase additional shares or our common stock unless the Board of Directors authorizes a new repurchase program.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than one year. Accordingly, the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At December 31, 2003 the fair value of our investments in publicly traded stocks was $0.5 million. We did not have any foreign currency hedging or derivative instruments at December 31, 2003.

We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. While we have no present intention of utilizing derivative financial instruments in the future, it is possible that we may enter into such transactions or similar transactions. At December 31, 2003 we had no long-term debt.

Our consolidated financial statements are denominated in U.S. dollars. We derived 10% of our net revenues in 2003 from operations outside of the United States. We face foreign currency risks in part because our European subsidiaries receive revenues in local currencies, and in part because the expenses of our customer service center are paid in Canadian dollars. Our European subsidiaries incur most of their expenses in their local currencies, which in part offsets our foreign currency risk related to European revenues received in local currencies. Our European subsidiaries use the local currency as their functional currency. Because the financial results of our foreign subsidiaries are translated into U.S. dollars for consolidation, as exchange rates vary, such financial results may vary from expectations and may adversely impact our operating results and our net income (loss).

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Register.com, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Register.com, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 6, 2004

REGISTER.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2003	2002
Assets:
Current Assets:
Cash and cash equivalents	$52,991	$50,557
Short-term investments	39,043	105,283
Accounts receivable, less allowance of $1,850 and $2,695, respectively	6,505	8,453
Prepaid domain name registry fees	14,477	15,457
Deferred tax asset, net	24,927	23,052
Other current assets	2,388	3,303
Total current assets	140,331	206,105
Fixed assets, net	8,363	8,450
Prepaid domain name registry fees, net of current portion	9,856	7,131
Other investments	396	396
Marketable securities	2,527	61,205
Goodwill and other intangible assets, net	1,952	2,317
Total assets	$163,425	$285,604
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued expenses	$16,214	$15,227
Deferred revenue, net	53,728	55,617
Acquisition note payable	—	9,625
Total current liabilities	69,942	80,469
Deferred revenue, net of current portion	33,191	31,493
Total liabilities	103,133	111,962
Commitments and contingencies
Stockholders' equity:
Preferred stock—$.0001 par value, 5,000,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock—$.0001 par value, 200,000,000 shares authorized; 23,536,801 and 40,624,502 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	2	4
Additional paid-in capital	100,228	216,713
Unearned compensation	(528)	(1,376)
Accumulated other comprehensive income	2,144	2,179
Accumulated deficit	(41,554)	(43,878)
Total stockholders' equity	60,292	173,642
Total liabilities and stockholders' equity	$163,425	$285,604

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Net revenues	$104,319	$106,288	$116,281
Cost of revenues	32,694	35,299	34,790
Gross profit	71,625	70,989	81,491
Operating expenses:
Sales and marketing	26,169	31,222	33,532
Research and development	18,615	13,357	7,741
General and administrative (including non-cash compensation of $1,048, $1,937, and $1,771, respectively)	26,865	26,312	14,769
Amortization and writedown of goodwill and other intangibles	551	17,290	45,299
Total operating expenses	72,200	88,181	101,341
(Loss) from operations	(575)	(17,192)	(19,850)
Other income (expense), net	2,989	5,588	8,664
Income (loss) before provision for income taxes	2,414	(11,604)	(11,186)
Provision (benefit) for income taxes	90	(1,195)	10,401
Net income (loss)	2,324	(10,409)	(21,587)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(693)	(595)	1,002
Gain on foreign currency translation	658	1,388	—
Comprehensive income (loss)	$2,289	$(9,616)	$(20,585)
Basic income (loss) earnings per share	$0.07	$(0.26)	$(0.58)
Diluted income (loss) earnings per share	$0.06	$(0.26)	$(0.58)
Weighted average number of shares outstanding:
Basic	35,701	40,046	37,424
Diluted	37,662	40,046	37,424

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compen- sation	Accumulated other comprehensive income	Accumu- lated Deficit	Total
Balance at January 1, 2001	—	—	36,823,281	$4	$204,677	$(4,288)	$384	$(11,882)	$188,895
Issuance of shares for the Employee Stock Purchase Plan	—	—	66,774	—	399	—	—	—	399
Amortization of unearned compensation	—	—	—	—	(10)	1,771	—	—	1,761
Exercise of stock options, inclusive of related tax benefit	—	—	794,011	—	4,905	—	—	—	4,905
Exercise of warrants	—	—	570,428	—	208	—	—	—	208
Issuance of restricted stock	—	—	42,087	—	500	(490)	—	—	10
Net unrealized holding gain in marketable securities	—	—	—	—	—	—	1,002	—	1,002
Net income (loss)	—	—	—	—	—	—	—	(21,587)	(21,587)
Balance at December 31, 2001	—	—	38,296,581	4	210,679	(3,007)	1,386	(33,469)	175,593
Issuance of shares for the Employee Stock Purchase Plan	—	—	62,470	—	349	—	—	—	349
Amortization of unearned compensation	—	—	—	—	—	1,937	—	—	1,937
Exercise of stock options, inclusive of related tax benefit	—	—	1,537,899	—	6,969	—	—	—	6,969
Exercise of warrants	—	—	1,063,406	—	42	—	—	—	42
Issuance of restricted stock	—	—	34,246	—	306	(306)	—	—	—
Repurchase and retirement of treasury stock	—	—	(370,100)	—	(1,632)	—	—	—	(1,632)
Other comprehensive income:
Net unrealized holding loss on marketable securities	—	—	—	—	—	—	(595)	—	(595)
Foreign currency translation	—	—	—	—	—	—	1,388	—	1,388
Net income (loss)	—	—		—	—	—	—	(10,409)	(10,409)
Balance at December 31, 2002	—	—	40,624,502	4	216,713	(1,376)	2,179	(43,878)	173,642
Issuance of shares for the Employee Stock Purchase Plan	—	—	62,900	—	207	—	—	—	207
Amortization of unearned compensation	—	—	—	—	—	1,048	—	—	1,048
Exercise of stock options, inclusive of related tax benefit	—	—	338,731	—	3,132	—	—	—	3,132
Exercise of warrants	—	—	388,622	—	1	—	—	—	1
Issuance of restricted stock	—	—	37,951	—	200	(200)	—	—	—
Repurchase and Retirement of common stock	—	—	(17,915,905)	(2)	(120,025)	—	—	—	(120,027)
Other comprehensive income:
Net unrealized holding loss on marketable securities	—	—	—	—	—	—	(693)	—	(693)
Foreign currency translation	—	—	—	—	—	—	658	—	658
Net income (loss)	—	—	—	—	—	—	—	2,324	2,324
Balance at December 31, 2003	—	—	23,536,801	$2	$100,228	$(528)	$2,144	$(41,554)	$60,292

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$2,324	$(10,409)	$(21,587)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred revenues	(1,029)	1,864	(11,138)
Depreciation, amortization and writedown of goodwill and other intangible assets	4,844	21,802	48,829
Compensatory stock options and warrants expense	1,048	1,631	1,771
Deferred income taxes	(1,875)	(4,637)	2,339
Tax benefit from exercise of employee stock options	2,723	1,061	4,424
Changes in assets and liabilities affecting operating cash flows, net of acquisitions:
Accounts receivable	2,222	6,190	(5,280)
Prepaid domain name registry fees	(1,498)	(638)	2,715
Prepaid income taxes	—	—	3,774
Other current assets	1,090	2,730	(2,209)
Accounts payable and accrued expenses	1,004	(3,447)	612
Net cash provided by operating activities	10,853	16,147	24,250
Cash flows from investing activities
Capital expenditures	(4,026)	(3,247)	(2,195)
Purchases of investments	(410,414)	(300,185)	(139,830)
Maturities of investments	535,236	270,416	118,463
Acquisitions, net	—	(9,359)	—
Net cash provided (used) by investing activities	120,796	(42,375)	(23,562)
Cash flows from financing activities
Issuance of notes payable	—	8,552	—
Repayment of notes payable	(10,585)	(219)	—
Net proceeds from issuance of common stock and warrants	592	6,605	1,088
Retirement of common stock	(120,000)	(1,632)	—
Net cash (used) provided by financing activities	(129,993)	13,306	1,088
Effect of exchange rate changes on cash	778	1,547	—
Net increase (decrease) in cash and cash equivalents	2,434	(11,375)	1,776
Cash and cash equivalents at beginning of period	50,557	61,932	60,156
Cash and cash equivalents at end of period	$52,991	$50,557	$61,932
Supplemental disclosure of cash flow information:
Cash paid for interest	$77	$123	$—
Cash paid for income taxes	$130	$1,731	$—

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization

Nature of Business

Register.com, Inc., together with its wholly owned subsidiaries (the "Company" or "Register.com"), provides Internet domain name registration and other online products and services such as web-site creation tools, email, domain name forwarding and advertising.

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

Cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has pledged $3.1 million and $7.7 million of its cash as of December 31, 2003 and 2002, respectively, as security deposits, primarily to support outstanding letters of credit.

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

Fixed assets

Depreciation and amortization is calculated using the straight-line method. Estimated useful lives are as follows: capitalized computer software — three years; equipment, furniture and fixtures — three to five years; buildings — fifty years; leasehold improvements — shorter of the estimated useful life of each improvement or the lease term. The costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations as incurred.

Revenue recognition

The Company's revenues are primarily derived from domain name registration fees, other products and services, and advertising.

Domain name registration fees

Registration fees charged to end-users for registration services are recognized on a straight-line basis over the registration term. A majority of end-user subscribers pay for services with credit cards for which the Company receives remittances from the credit card associations, generally within two business days after the sale transaction. A provision for estimated refunds to customers and chargebacks from customers is recorded as a reduction of deferred revenue and accounts receivable. For many of our corporate customers who register domain names through our Corporate Services division and participants in our Global Partner Network, we establish lines of credit based on credit worthiness. Referral commissions earned by participants in our Global Partner Network are deducted from gross registration revenue for presentation in our financial statements.

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

Deferred revenue

Deferred revenue represents the unearned portion of payments received and invoices rendered, net of provisions for estimated refunds to customers and chargebacks from customers, and referral commissions for certain Global Partner Network partners.

Prepaid domain name registry fees

Prepaid domain name registry fees represent advance payments to registries for domain name registrations. Registry fees are amortized to expense on a straight-line basis over the terms of the registrations.

Research and development and software development costs

Research and development costs are charged to expense as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the product or service to the public, are capitalized and amortized to cost of revenues over the estimated useful life of the related product or service. Software development costs capitalized during the years 2003 and 2002 totaled $2.4 million and $1.6 million, respectively.

Advertising costs

Advertising costs include media advertising, direct mail and other promotional activities, and are charged to expense as incurred. Advertising expense was $7.4 million, $11.9 million, and $15.5 million for the years 2003, 2002 and 2001, respectively.

Income taxes

The Company recognizes deferred income taxes by the asset and liability method, based on differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect of a change in tax rates on deferred taxes is recognized in income in the period of the enactment date. In addition, valuation allowances are established when appropriate to reduce deferred tax assets to the amounts expected to be realized.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the relatively short-term nature of these instruments.

Concentration of credit risk

Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across various industries and geographic areas. No single customer comprised more than 5% of our gross accounts receivable balance as of December 31, 2003. The Company has no derivative financial instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's most significant estimates relate to potential refunds to customers and chargebacks from customers; the realizability of accounts receivable, fixed assets, intangible assets, and deferred tax assets; the potential liability to credit card associations for penalties for credit card chargebacks and refunds in excess of certain thresholds; potential liability for various matters in litigation; and the estimated useful lives of fixed assets and intangible assets. Actual results could differ from management's estimates. The markets for the Company's products and services are characterized by intense competition, continual technology advances and new product/service introductions, all of which could impact the future realizability of the Company's assets.

Stock based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company provides the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation."

The Company's stock-based incentive plans are more fully described in Note 8. The following table illustrates the effect on the Company's net income (loss) and net income (loss) per share had compensation cost for stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by SFAS 123. Since option grants awarded during 2003, 2002 and 2001 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss):
As reported	$2,324	$(10,409)	$(21,587)
Add: Stock-based employee compensation included in reported net income	1,048	1,937	1,771
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(4,193)	(3,650)	(5,157)
Pro forma	$(821)	$(12,122)	$(24,973)
Net income (loss) per share:
As reported — diluted	$0.06	$(0.26)	$(0.58)
Pro forma — diluted	$(0.02)	$(0.30)	$(0.67)

Other disclosures required by SFAS 123 have been included in Note 8.

Net income (loss) per share

The Company calculates earnings per share in accordance with SFAS 128, "Earnings Per Share."

Basic earnings per share ("Basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the proceeds of exercises of options and warrants. Details of the calculations of net income (loss) per share are as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net income (loss) per share — basic:
Net income (loss) available to common shareholders	$2,324	$(10,409)	$(21,587)
Weighted average shares — basic	35,701	40,046	37,424
Net income (loss) per share — basic	$0.07	$(0.26)	$(0.58)

Net income (loss) per share — diluted:
Net income (loss)	$2,324	$(10,409)	$(21,587)
Weighted average shares outstanding — basic	35,701	40,046	37,424
Diluted effect of stock options	264	606	2,292
Diluted effect of warrants	1,697	2,193	4,791
Weighted average shares — diluted	37,662	42,845	44,507
Net income (loss) per share — diluted	$0.06	*	*

*	Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, diluted net loss per share is the same as basic net loss per share.

Weighted average number of shares

The weighted average number of shares outstanding for the year 2003 was 35,701,000 shares (basic) and 37,662,000 shares (diluted). As a result of the completion in September 2003 of the Company's $120 million self-tender offer, in which the Company purchased 17,910,347 shares of its common stock and warrants to purchase 987,283 shares of its common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the weighted average number of shares has declined. The lower weighted average number of shares will have the effect of increasing net income (loss) per share in future periods.

Comprehensive income (loss)

The Company follows SFAS 130, "Reporting Comprehensive Income." Items of comprehensive income must be classified by their nature in the financial statements, with accumulated balances shown separately.

Comprehensive income was $41,000 less than net income for the year 2003, representing a net unrealized loss on marketable securities of $693,000 offset in part by an unrealized gain on foreign currency translation of $652,000.

Segment and geographic reporting

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting operating segments in annual financial statements, and related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment. Revenues and long-lived assets outside of the United States are not deemed material, therefore no separate disclosure by geographic region is provided.

Goodwill and other intangibles

SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" became effective for the Company on January 1, 2002 with respect to business combinations completed on or after June 30, 2001.

Under SFAS 142, effective January 1, 2002 goodwill is no longer subject to amortization. Management estimates the recoverability of the carrying amount of intangible assets annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Current and estimated future profitability, undiscounted cash flows, and the total market value of the Company's common stock compared with the carrying value of stockholders' equity, are the primary indicators used to assess the recoverability of intangible assets. (See Note 13).

Following is a reconciliation of net income (loss) between the historical amounts reported for year 2001, and the adjusted amounts reflecting this new accounting standard:

Year 2001
(in thousands, except per share amounts)
Net income (loss):
Reported net income (loss)	$(21,587)
Exclude amortization of goodwill and other intangibles	12,799
Adjusted net income (loss)	$(8,788)
Basic net income (loss) per share:
Reported basic net income (loss) per share	$(0.58)
Adjusted basic net income (loss) per share	$(0.23)
Diluted net income (loss) per share:
Reported diluted net income (loss) per share	$(0.58)
Adjusted diluted net income (loss) per share	$(0.23)

Long-lived assets (excluding Goodwill)

The Company evaluates potential impairment of long-lived assets (excluding goodwill) whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flow expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset exceeds its estimated fair value. Fair value is determined based upon estimated discounted cash flows or appraised values, depending on the nature of the asset. To date, the Company has identified no such impairment losses.

Recent accounting pronouncements

SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002, requiring that costs associated with exit or disposal activities be recognized when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. Examples of covered costs are lease termination and certain employee severance. SFAS 146 is applicable to exit or disposal activities initiated after December 31, 2002.

SFAS 148 "Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123" was issued in December 2002, providing for alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation.

Reclassification

For comparative purposes, certain amounts in the financial statements of prior periods have been reclassified to conform to the current year's presentation.

3.    Fixed Assets

Fixed assets consist of the following:

	December 31,
	2003	2002
	(in thousands)
Computer equipment and capitalized software	$18,538	$14,606
Furniture and fixtures	430	426
Office equipment	626	631
Building	512	512
Leasehold improvements	2,994	2,904
	23,100	19,079
Less: accumulated depreciation and amortization	(14,737)	(10,629)
Fixed assets, net	$8,363	$8,450

4.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2003	2002
	(in thousands)
Trade accounts payable	$597	$1,095
Accrued compensation and benefits	3,179	2,519
Accrued registry fees and related costs	515	3,264
Penalties for credit card chargebacks and refunds in excess of certain thresholds (Note 14)	6,138	3,739
Accrued advertising expense	680	1,627
Accrued professional fees	718	878
Income taxes payable	1,614	—
Other	2,773	2,105
	$16,214	$15,227

5.    Investments

As of December 31, 2003 and 2002, short-term investments and marketable securities consisted of the following:

	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
December 31, 2003 (in thousands)
Short-term investments:
Municipal debt obligations	$39,043	$39,005	$50	$(12)
Total short-term investments	$39,043	$39,005	$50	$(12)
Marketable securities
Municipal debt obligations	$2,000	$2,000	—	—
Equity securities	527	471	57	—
Total marketable securities	$2,527	$2,471	$57	$—

	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
December 31, 2002 (in thousands)
Short-term investments:
Municipal debt obligations	$95,327	$94,872	$457	$(2)
Certificates of deposit	9,956	9,956	—	—
Total short-term investments	$105,283	$104,828	$457	$(2)
Marketable securities
Municipal debt obligations	$60,887	$60,404	$486	$(3)
Equity securities	318	470	—	(152)
Total marketable securities	$61,205	$60,874	$486	$(155)

The Company classifies its investments in debt and equity securities as marketable securities in accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are calculated based on the specific identification method. Net unrealized holding gains of $0.1 million and $0.8 million on these securities are included in accumulated comprehensive income at December 31, 2003 and 2002, respectively. Other investments at December 31, 2003 represent a $0.4 million investment in Afilias USA, Inc., the registry for the .info generic top level domain.

6.    Stockholders' Equity

Common Stock

In March 2000, the Company sold 5,222,279 shares of common stock in an initial public offering. Net proceeds were approximately $115.3 million, after underwriting discount and other offering expenses. At the time of the initial public offering, all of the Company's preferred stock automatically converted into 4,694,333 common shares.

During 2001, the Company issued 56,377 shares of restricted stock to employees at exercise prices ranging from $0.00 to $11.49 per share. The Company recorded $0.5 million as deferred compensation, representing the fair value of the restricted stock at the date of issuance, which is being amortized to expense over the three-year vesting period of the grants.

During 2003, the Company issued 37,951 shares of restricted stock to an employee at a price of $5.27 per share, and recorded $0.2 million as deferred compensation, representing the estimated fair value of the restricted stock at the date of issuance. That amount is being amortized to expense over the vesting period of the shares. In December 2003, the Company accelerated the vesting of 13,388 of those shares, and also purchased 5,558 of those shares from the employee, with the proceeds used by the employee as payment for withholding taxes incurred in connection with the accelerated vesting.

Self-Tender Offer

In September 2003, the Company used $120 million of its cash, short-term investments and marketable securities to complete a self-tender offer in which the Company purchased 17,910,347 shares of its common stock and warrants to purchase 987,283 shares of its common stock (based on the conversion of warrants on a cashless basis at the $6.35 per share offer price).

Retirement of Common Stock

During 2002, the Company repurchased and retired 370,100 shares of its common stock at a cost of $1.6 million.

Preferred Stock Purchase Rights

In October 2002, the Company declared a dividend distribution of one preferred share purchase right (the "Right") for each outstanding share of the Company's Common Stock, to stockholders of record at the close of business on November 12, 2002. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock ("Series A Preferred") at a price of $32.00 per Unit. The Rights, which expire on November 12, 2012, will only become exercisable upon distribution. Distribution of the Rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an "Acquiring Person"), or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock. Under specified circumstances, the holders of the Rights, other than the Acquiring Person, would be entitled to receive, upon exercise of the Rights, Series A Preferred having a value equal to two times the exercise price of the Rights.

Voting

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders.

7.    Warrants

Common shares issuable upon exercise of warrants outstanding at December 31, 2003 are as follows:

Issuance Date	Expiration Date	Shares Issuable Upon Exercise	Average Exercise Price Per Share
January 1998	June 2005	1,295,224	$0.97
September 1998	September 2008	843	$0.43
March 1999	March 2009	5,250	$0.57
May 1999	May 2004	277,747	$4.08
June 1999	June 2009	5,250	$1.57
June 1999	June 2004	164,895	$3.43
Totals		1,749,209	$1.70

8.    Stock Option Plans

Amended and Restated 2000 Stock Incentive Plan

The Company's Amended and Restated 2000 Stock Incentive Plan (the "2000 Plan") supersedes the 1997 and 1999 Stock Option Plans. The 2000 Plan permits grants of incentive stock options, non-qualified stock options, and other equity-based awards. Incentive stock options and certain other awards may be granted only to employees, whereas non-qualified stock options and certain other awards may be granted to employees, non-employee directors, and consultants. The number of shares reserved for issuance under the 2000 Plan is automatically increased on the first trading day of each calendar year by 2% of the total number of shares of common stock outstanding on the last trading day of the prior calendar year, up to a maximum annual increase of 1,750,000 shares. On January 2, 2004, 2003 and 2002 the number of shares reserved for issuance increased by 470,736, 812,490, and 765,932, respectively. Accordingly, the maximum aggregate number of shares reserved for issuance under the 2000 Plan as of January 2, 2004 was 2,982,463.

The Compensation Committee determines the exercise price and other terms of options and other awards (except automatic option grants to non-employee directors) under the 2000 Plan. All non-employee Board members, other than 3% Stockholders, are automatically granted an option to acquire 25,000 shares of common stock on the date of initial election or appointment to the Board, at an exercise price equal to the fair market value of the Company's common stock on the date of grant, with vesting in annual installments over two years. In addition, each non-employee Board member, other than 3% Stockholders, who continues to serve as a director on the date of each regularly scheduled quarterly meeting of the Board will receive an option grant to purchase 2,500 shares of common stock on each such meeting date at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each 2,500 share option grant will vest upon the optionee's completion of one year of board service measured from the grant date. 3% Stockholder means a non-employee Board member who, as of March 3, 2000, directly or indirectly, owned stock possessing at least 3% of the total combined voting power of the outstanding securities of the Company (or any Parent or Subsidiary), or was affiliated with or was a representative of such a 3% or greater stockholder and is compensated for his/her membership on the Board of Directors by any such 3% or greater stockholder.

Stock option activity under the 2000 Plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2001	3,574,432	$19.00
Granted	2,674,088	8.92
Exercised	(356,550)	1.07
Forfeited	(1,079,895)	18.57
Outstanding at December 31, 2001	4,812,075	14.56

Granted	3,038,827	6.47
Exercised	(286,834)	1.19
Forfeited	(1,691,907)	11.10
Outstanding at December 31, 2002	5,872,161	12.18

Granted	1,953,425	5.54
Exercised	(293,477)	2.53
Forfeited	(1,912,570)	15.36
Outstanding at December 31, 2003	5,619,539	$9.41

Options available for future grant as of December 31, 2003	2,511,727

Details of options outstanding under the 2000 Plan at December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.86 - $4.43	474,839	8.23	$4.14	128,062	$3.63
$4.50 - $4.50	611,400	8.92	$4.50	162,500	$4.50
$4.51 - $5.27	774,709	9.24	$5.10	90,110	$4.95
$5.32 - $5.46	578,896	8.99	$5.45	39,155	$5.46
$5.52 - $6.30	739,556	8.74	$6.21	201,912	$6.25
$6.38 - $8.60	564,163	7.37	$7.55	288,103	$7.53
$8.65 - $8.81	584,786	7.68	$8.75	224,517	$8.75
$9.00 - $12.86	561,924	7.18	$10.99	373,203	$11.23
$12.96 - $40.88	690,416	6.66	$27.70	584,587	$28.67
$45.00 - $58.06	38,850	6.43	$45.62	35,286	$45.65
$0.86 - $58.06	5,619,539	8.14	$9.41	2,127,435	$14.01

Prior to completion of the initial public offering in March 2000, the fair value of option grants to employees was estimated using the minimum value method of the Black-Scholes option-pricing model, which assumes no volatility of the stock price. The estimated fair values were based on assumptions derived from information provided by the Company's management. Changes in the information would affect the assumptions and the estimated fair values derived from the assumptions. Subsequent to the initial public offering, volatility assumptions have been utilized. The assumptions used to determine the estimated fair value of option grants to employees in 2003, 2002 and 2001 were as follows:

	Year Ended December 31,
	2003	2002	2001
Risk free interest rate	3%	3.8%	4.5%
Expected lives (years)	5	5	5
Expected dividends	0%	0%	0%
Volatility	72%	68%	80%

The fair value of options and warrants (see Note 7) granted to non-employees is estimated using the Black-Scholes option-pricing model. The estimated fair values were based on assumptions derived from information provided by the Company's management as shown in the above table. Changes in the information would affect the assumptions and the estimated fair values derived from the assumptions.

The weighted average exercise prices and the estimated fair values at grant dates of options granted during 2003, 2002, and 2001 were as follows:

	Year Ended December 31,
	2003		2002		2001
	Exercise Price	Estimated Fair Value	Exercise Price	Estimated Fair Value	Exercise Price	Estimated Fair Value
Exercise price less than fair value of stock on grant date	—	—	—	—	$.01	$9.19
Exercise price equal to fair value of stock on grant date	$5.54	$5.54	$6.47	$6.47	$8.92	$8.92

9.    Employee Stock Purchase Plan

An Employee Stock Purchase Plan (the "Plan") became effective on March 3, 2000, through which employees may purchase shares of common stock through payroll deductions up to 10% of eligible compensation. The price paid by the employee is 85% of the fair market value on the offering date or the last day of the purchase period. There are two 6-month purchase periods per year commencing May 1 and November 1. A total of 350,000 shares was initially reserved for issuance under the Plan. The number of shares reserved for issuance is automatically increased on the first trading day of January of each year by 0.25% of the total shares of common stock outstanding on the last trading day of the prior calendar year. Accordingly, in January 2004, 2003 and 2002, the number of shares reserved for issuance was increased by 58,842, 101,561, and 95,741 shares, respectively. Shares issued under the Plan were 62,900 and 62,470 during 2003 and 2002, respectively.

10.    Related Party Transactions

Peter Forman

Over the four-month period from February 2003 through June 2003, Peter Forman provided consulting services to the Company for a fee of $0.1 million. Mr. Forman was a member of the Company's board of directors during that period. In June 2003, Mr. Forman was elected CEO and President of the Company and entered into an employment agreement with the Company that includes a profit-sharing bonus arrangement whereby Mr. Forman is eligible to receive annual bonuses equal to 3% of the Company's earnings before interest, taxes, certain non-cash expenses and other costs or gains ("EBIT"), as defined in the agreement, between $7 million and $25 million, and 5% of the excess over $25 million for each calendar year.

11.    Income Taxes

Temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in a net deferred tax asset of $24.9 million and $23.1 million at December 31, 2003 and 2002, respectively.

The provision for income taxes for the years 2003, 2002 and 2001 consists of the following:

	December 31,
	2003	2002	2001
	(in thousands)
Current provision:
Federal	$1,202	$2,395	$5,634
State	500	1,046	2,252
Foreign	263	—	—
Total current	1,965	3,441	7,886
Deferred provision (benefit):
Federal	(1,298)	(3,620)	1,513
State	(577)	(1,016)	1,002
Total deferred	(1,875)	(4,636)	2,515
Total provision (benefit)	$90	$(1,195)	$10,401

The current provision in the above schedule excludes the effect of tax deductions related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options. Under SFAS 109, tax benefits resulting from the foregoing are treated as an increase in stockholders' equity. On a tax-return basis, after giving effect to such tax deductions, for the year 2002 the Company had a taxable loss, and accordingly, the Company had recorded a tax receivable of approximately $1.2 million which was included within accounts payable and accrued expenses as of December 31, 2002. As of December 31, 2003, the Company had a tax payable of $1.6 million, which was included in accounts payable and accrued expenses.

The components of the net deferred tax asset were as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$803	$1,142
Accrued expenses	192	184
Allowance for returns	359	357
Depreciation and amortization	439	323
Stock-based compensation	180	(55)
Deferred revenue	25,340	25,874
Credit card penalties	2,663	1,584
Foreign Tax Credit	112	—
Total deferred tax asset	30,088	29,409
Deferred tax liabilities:
Prepaid domain name registry fees	5,172	6,101
Deferred commissions	(145)	40
Restricted stock	134	216
Total deferred tax liabilities	5,161	6,357
Net deferred tax asset	$24,927	$23,052

The income tax provision (benefit) in the Statement of Operations differs from income tax provision (benefit) determined by applying the statutory Federal income tax rate to the net income (loss) shown in the financial statements as a result of the following:

	Year ended December 31,
	2003	2002	2001
Tax provision (benefit) at Federal statutory rate	34.0%	(35.0)%	(35.0)%
State income tax provision (benefit), net of Federal tax charge	1.0	0.6	(4.7)
Foreign tax rate	10.9	34.9	—
Tax exempt interest	(39.5)	(12.7)	—
Non-deductible amortization and writedown of goodwill and other intangible assets	—	26.1	152.4
Abandonment of Afternic business (Note 13)	—	(23.7)	—
Tax credits	(15.2)	(5.5)	—
Other permanent items	(16.4)	5.0	—
Non-deductible advisory costs	28.9	—	—
Valuation allowance	—	—	(19.8)
Tax provision (benefit) per statement of operations	3.7%	(10.3)%	92.9%

12.    Commitments

Operating leases

The Company leases office facilities under non-cancelable operating leases expiring through 2011. Future minimum lease payments are as follows:

Years ending December 31,	(in thousands)
2004	$1,353
2005	1,234
2006	1,127
2007	885
2008	882
Thereafter	795
Total minimum lease payments	$6,276

Rent expense for the years 2003, 2002 and 2001 was $1.8 million, $1.5 million and $0.7 million, respectively.

Employment agreements

In the normal course of business, the Company enters into employment agreements with certain of its executives.

13.    Acquisitions

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

During 2001, due to significantly lower than expected demand for Afternic's services experienced in the first year following the acquisition, as well as the fact that market conditions and attendant multiples used to estimate terminal values became and remained significantly depressed since the acquisition of Afternic, the Company concluded that an other than temporary impairment of goodwill has occurred. As a result, the Company recorded an impairment charge in the quarter ended September 30, 2001, in the approximate amount of $32.5 million. At December 31, 2001, there was a remaining balance of $8.6 million of goodwill and other intangible assets related to the acquisitions of Inabox and Afternic.

On March 8, 2002 the Company acquired Virtual Internet plc, a U.K. based company ("VI"), for £11.99 million ($16.9 million at date of acquisition). VI had operations in the United States and Europe and, at the time of acquisition, operated through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provides domain name registration and online intellectual property management and protection services, and the Hosting division provided web-hosting services. In May 2002, the Company sold VI's Hosting division for $0.5 million. Certain of VI's shareholders, other than shareholders in certain jurisdictions outside of the U.K., elected to receive loan notes issued by the Company in exchange for their VI shares; $9.6 million of these loan notes were outstanding at December 31, 2002. These loan notes bore interest at a floating rate equal to LIBOR minus 1% (3.93% at December 31, 2002) and were fully redeemed by June 2003. The cash portion of the VI acquisition was funded with the Company's available cash resources. The Company's results of operations include Virtual Internet's Corporate Services business subsequent to March 8, 2002. In 2003, Virtual Internet changed its name to Register.com Europe plc ("RCOM Europe").

For the year 2002, RCOM Europe recorded revenue of $7.2 million, and incurred a loss of $10.5 million, which included a charge of $8.3 million related to an impairment of goodwill. The Company did not record a tax benefit in connection with that loss.

A breakdown of the Company's intangible assets, all of which were recorded in connection with the acquisition of RCOM Europe, and the related amortization is:

	As of December 31, 2003
	Gross Book Value	Accumulated Amortization (in thousands)	Net Book Value
Intangible assets:
Software	$497	$283	$214
Tradename	113	25	88
Customer list	2,150	500	1,650
Total	$2,760	$808	$1,952
Projected amortization expense:
Year 2004	$543
Year 2005	$407
Year 2006	$377
Year 2007	$377
Year 2008	$70
Year 2009 and thereafter	$178

In September 2002, the Company made a decision to abandon its Afternic business. As a consequence of that decision, as well as negative industry and economic trends then affecting the Company and the general decline in technology company valuations, including the valuation of the Company's common stock, the Company performed an impairment analysis of the goodwill and intangible assets recorded in connection with its various acquisitions. Because the total market value of the Company's common stock as of September 30, 2002 was lower than the book value of its stockholders' equity, the Company recorded a goodwill impairment writedown of approximately $17.0 million in September 2002.

14.    Contingencies and Commitments

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

Register.com has been named as a defendant in a purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also claimed breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations of the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i)

deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On July 23, 2003 the Court heard oral arguments on Register.com's motion. On February 2, 2004, Plaintiff filed an appeal of the dismissal of the Section 5-903 claims. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. While we intend to continue to defend ourselves vigorously in this lawsuit, in an effort to mitigate a potential worst-case scenario, we entered into an insurance agreement pursuant to which, in accordance with its terms and conditions, to the extent that we have a final judgment in excess of $15 million our insurance carrier would cover up to an additional $30 million.

On or about January 17, 2003, individual stockholders of the Company filed complaints in the Delaware Court of Chancery purporting to commence class action lawsuits against the Company and each of the individual members of the Company's Board of Directors. The complaints were styled as Lanza v. Morten, et al (C.A. No. 20123) and Norton v. Morten, et al (C.A. No. 20124). The complaints alleged, among other things, breaches of fiduciary duty by the directors in connection with certain publicly disclosed indications of interest in the acquisition of Company and further alleged that the directors were not fulfilling their fiduciary duties in connection with their review and response to such indications of interest. On January 9, 2004 the complaints were withdrawn by the plaintiff and on January 12, 2004 the court approved the dismissal of the complaints without prejudice.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names, Register.com also disclosed the existence of the Coming Soon page in the "Help" and "Frequently Asked Questions" portions of its website. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com's Services Agreement. In April 2001, Register.com filed a motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted and in August 2001, Register.com's motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and in April 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel.

On or about August 7, 2003 and August 8, 2003, purported stockholders of the Company filed two separate complaints in the Court of Chancery of Delaware against the Company and certain current and past individual members of the Company's Board of Directors. The first complaint was styled as McBride v. Register.com, Inc., et al (C.A. No. 20470) and the second complaint was styled as DeMatte v. Register.com, Inc., et al (C.A. No. 20474). On November 3, 2003, the two cases were consolidated (C.A. No. 20470) and on November 5, 2003, an amended complaint was filed. The complaint alleges, among other things, that the named defendants breached their fiduciary duties in connection with the self tender that the Company commenced in August 2003 and completed in September 2003, and that the self tender is an attempt by the individual defendants to entrench their positions in the Company. The complaint seeks, among other things, the court's certification as a class action lawsuit, unspecified damages and rescission of the self tender. On December 5, 2003

Register.com filed a motion to dismiss for failure to state a claim upon which relief can be granted and failure to comply with the requirements of Rule 23.1 and on February 26, 2004 Register.com filed a brief in support of such motion.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Credit Card Penalties

The Company has experienced high rates of refunds to customers and chargebacks from customers, which have resulted in the assessment of financial penalties by two credit card associations. If the Company is unable to lower its refund and chargeback rates to levels deemed acceptable by the credit card associations, the Company could continue to face such penalties and may lose its rights to accept credit card payments from customers through one or more credit card associations. The Company had not previously incurred penalties from one of those associations until August 2002, at which time it was assessed a penalty of $0.3 million applicable to the year 2001. Under that association's rules, additional potential penalties may be imposed at the discretion of the association. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, the Company accrued a $2.4 million and $3.7 million charge to general and administrative expense in the year 2003 and 2002, respectively, to cover what the Company estimates to be the maximum potential penalties that could be imposed under that association's rules for transactions through December 31, 2003. Any such potential penalties would be imposed on the Company's credit card processor by the association, and under the Company's contract with its processor, the Company is required to reimburse such penalties. If the penalty ultimately imposed is less than the maximum contractual amount, the Company would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time.

Commitments

Under a prior registry agreement with ICANN, we had committed to provide up to $8.5 million in funding and other non-cash contributions to our subsidiary, RegistryPro, for its activities in establishing, operating and marketing the .pro top level domain. Effective February 26, 2004, we sold the core assets of the RegistryPro business and ICANN agreed to the assignment of the agreement to the purchaser, although we have not obtained a release of these obligations from ICANN. Through December 31, 2003 we had contributed approximately $4.1 million in cash, of which $2.6 million was funded during 2003, and we had also made non-cash contributions. In addition, the purchaser has agreed to assume up to $2.0 million of this commitment.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Register.com, Inc.:

In connection with our audits of the financial statements of Register.com, Inc. as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, which financial statements are included in the Form 10-K, we have also audited the financial statement schedule listed in Part II herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 6, 2004

Schedule II—Valuation and Qualifying Account

	Balance at Beginning of Period	Charged to Costs and Expense	Deductions	Balance at End of Period
For the year ended December 31, 2003:
Provision for doubtful accounts	$2,695	$739	$1,584	$1,850
For the year ended December 31, 2002:
Provision for doubtful accounts	$2,179	$2,608	$2,092	$2,695
For the year ended December 31, 2001:
Provision for doubtful accounts	$1,749	$430	$—	$2,179

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2003, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure control and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected. While we believe that our disclosure controls and procedures and our internal control over financial reporting have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and our internal control over financial reporting to monitor ongoing developments in this area.

In the past we have had material weaknesses in our internal control over financial reporting. During the fourth quarter of 2003, we completed the implementation of a number of new processes and new accounting system modules which have since corrected these weaknesses. Otherwise, there were no significant changes in our internal control over financial reporting subsequent to our evaluation of the Company's internal control over financial reporting that could materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item other than the following information concerning the Company's code of ethics is incorporated herein by reference to the sections entitled "Proposal 1 — Election of Directors" and "Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2004 (the "Proxy Statement"). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

The Company has adopted a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission and the Nasdaq Stock Market, which is applicable to its chief executive officer, chief financial officer, controller and other senior financial and reporting persons and its directors. This code is part of the Company's broader Code of Business Ethics and Conduct and is publicly available on the Company's website at http://investor.register.com. If the Company makes any amendments to the code of ethics for its senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation and Related Information" in the Company's Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" in the Company's Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Consolidated Financial Statements.

The financial statements as set forth under Item 8 of this report are incorporated herein by reference.

2.    Financial Statement Schedules.

The Valuation and Qualifying Account Schedule as set forth under Item 8 of this report is incorporated herein by reference.

3.    Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533).
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533).
3.4	Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
4.1	Specimen common stock certificate (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.2	See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining the rights of holders of Common Stock (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.3	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.4	Registration Rights Agreement dated June 4, 2000 (incorporated by reference to Exhibit 4.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
4.5	Registration Rights Agreement dated September 15, 2000 (incorporated by reference to Exhibit 4.3.3 of Registrant Current Report on Form 8-K dated September 29, 2000).
4.6	Certificate of designations, preferences and relative, participating, optional and other special rights of preferred stock and qualifications, limitations and restrictions of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 of Registration Statement No. 333-93533).
4.7	Form of warrant to purchase common stock issued to Series A Convertible Preferred Stockholders (incorporated by reference to Exhibit 4.6.1 of Registration Statement No. 333-93533).
4.8	Form of warrant to purchase common stock issued to Niles H. Cohen and Zachary Prensky (incorporated by reference to Exhibit 4.6.4 of Registration Statement No. 333-93533).
4.9*	Form of Amended and Restated Common Stock Purchase Warrant — Series A issued to Richard D. Forman, Peter A. Forman, Dan Levine and Capital Express LLC (incorporated by reference to Exhibit 4.6.5 of Registration Statement No. 333-93533).
4.10	Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated (incorporated by reference to Exhibit 4.6.6 of Registration Statement No. 333-93533).

Exhibit Number	Description
4.11	Form of warrant to purchase common stock issued to consultants (incorporated by reference to Exhibit 4.6.7 of Registration Statement No. 333-93533).
4.12*	Employee Stock Option Certificate issued to Richard D. Forman (incorporated by reference to Exhibit 4.7.1 of Registration Statement No. 333-93533).
4.13*	Stock Issuance Agreement, dated March 20, 2002, with Walt Meffert, Jr. (incorporated by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
4.14*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 4.10 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.15	Rights Agreement, dated as of October 28, 2002, between Register.com, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
10.1	1997 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.2	1999 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.3	Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and Register.com, Inc (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.4	Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com, Inc (incorporated by reference to Exhibit 10.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
10.5	Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc. and Register.com, Inc (incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-93533).
10.6	Lease between Pennbus Realties, Inc. and Forman Interactive Corp (incorporated by reference to Exhibit 10.5 of Registration Statement No. 333-93533).
10.7	2000 Stock Incentive Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.8	Amended and Restated 2000 Stock Incentive Plan (effective as of March 22, 2002) (incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6.2 of Registration Statement No. 333-93533).
10.10*	Employment Agreement, dated November 15, 1995, with Richard D. Forman (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-93533).

Exhibit Number	Description
10.11*	Employment Agreement, dated February 27, 2000, with Richard D. Forman (incorporated by reference to Exhibit 10.8 of Registration Statement No. 333-93533).
10.12*	Employment Agreement with Jack S. Levy (incorporated by reference to Exhibit 10.8.2 of Registration Statement No. 333-93533).
10.13*	Offer Letter, dated October 8, 2001, with Walt Meffert, Jr (incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.14*	Promissory Note, dated December 20, 2001, with Walt Meffert, Jr (incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Lease between Yarmouth Area Industrial Commission and RCOM Canada, Corp (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001).
10.16*	Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern (incorporated by reference to Exhibit 10.23 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.17*	Employment Agreement by and between Register.com and Mitchell Quain, dated November 25, 2002 (incorporated by reference to Exhibit 10.24 of Registrant's Current Report on Form 8-K dated November 25, 2002).
10.18*	Form of Indemnification Agreement between the Company and certain executive officers and directors.
10.19*	Amendment to Offer Letter with Walt Meffert, Jr., dated November 26, 2002.
10.20*	Offer Letter, dated June 8, 2001 with Michael Pollack.
10.21*	Promissory Note, dated June 11, 2001 with Michael Pollack (incorporated by reference to Exhibit d (9) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.22*	Stock Issuance Agreement with Michael Pollack (incorporated by reference to Exhibit d (10) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.23*	Stock Option Agreement with Mitchell I. Quain (incorporated by reference to Exhibit d (12) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.24*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 10.32 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.25*	Restricted Stock Agreement with Jack S. Levy, effective as of March 8, 2003 (incorporated by reference to Exhibit 10.33 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.26*	Form of Executive Change in Control Severance Program (incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).

Exhibit Number	Description
10.27*	Form of U.S. Director-level Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.28*	Form of U.S. Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.29*	Form of Change in Control Voluntary Termination Benefits Letter with Executives (incorporated by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.30*	Form of Retention Bonus Letter Agreement with Executives who are party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.38 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.31*	Form of Retention Bonus Letter Agreement with Executives who are not party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.39 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.32*	Amendment to Letter Agreement of Employment with Jonathan Stern, dated May 8, 2003 (incorporated by reference to Exhibit 10.40 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.33*	Retention Bonus Letter Agreement with Jonathan Stern, dated May 13, 2003 (incorporated by reference to Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.34	Agreement, dated June 9, 2003, among Register.com, Inc., Barington Companies Equity Partners, L.P. and the other parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.42 of Registrant's Current Report on Form 8-K dated June 10, 2003).
10.35*	Employment Agreement, dated June 16, 2003, with Peter A. Forman (incorporated by reference to Exhibit 10.43 of Registrant's Current Report on Form 8-K dated June 17, 2003).
10.36*	Amendment to Letter Agreement of Employment with Michael D. Pollack, dated May 23, 2003 (incorporated by reference to Exhibit (d)(1)(T) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.37*	Letter Agreement of Employment, dated as of November 15, 2002, with Alan Kipust (incorporated by reference to Exhibit (d)(1)(CC) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.38*	Letter of Agreement of Employment, dated August 6, 2003, with Monica Schulze Hodges (incorporated by reference to Exhibit (d)(1)(EE) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.39*	Amendment to Letter Agreement of Employment, dated as of November 19, 2003, with Alan Kipust.
21.1	Subsidiaries of Registrant.

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350.
32.2	Certification by Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On November 10, 2003, we filed a Current Report on Form 8-K, Item 12 announcing our financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Register.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 11th day of March, 2004.

REGISTER.COM, INC.
By: /s/ Peter A. Forman

Peter A. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Forman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

Peter A. Forman

/s/ Jonathan Stern	Chief Financial Officer (Principal Accounting and Financial Officer)	March 11, 2004

Jonathan Stern

/s/ Mitchell I. Quain	Chairman of the Board of Directors	March 11, 2004

Mitchell I. Quain

/s/ Niles H. Cohen	Director	March 11, 2004

Niles H. Cohen

/s/ Dewain K. Cross	Director	March 11, 2004

Dewain K. Cross

/s/ Richard D. Forman	Director	March 11, 2004

Richard D. Forman

/s/ James A. Mitarotonda	Director	March 10, 2004

James A. Mitarotonda

/s/ Stanley Morten	Director	March 11, 2004

Stanley Morten

/s/ Jim Rosenthal	Director	March 11, 2004

Jim Rosenthal

/s/ Reginald Van Lee	Director	March 11, 2004

Reginald Van Lee

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533).
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533).
3.4	Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
4.1	Specimen common stock certificate (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.2	See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining the rights of holders of Common Stock (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.3	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.4	Registration Rights Agreement dated June 4, 2000 (incorporated by reference to Exhibit 4.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
4.5	Registration Rights Agreement dated September 15, 2000 (incorporated by reference to Exhibit 4.3.3 of Registrant Current Report on Form 8-K dated September 29, 2000).
4.6	Certificate of designations, preferences and relative, participating, optional and other special rights of preferred stock and qualifications, limitations and restrictions of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 of Registration Statement No. 333-93533).
4.7	Form of warrant to purchase common stock issued to Series A Convertible Preferred Stockholders (incorporated by reference to Exhibit 4.6.1 of Registration Statement No. 333-93533).
4.8	Form of warrant to purchase common stock issued to Niles H. Cohen and Zachary Prensky (incorporated by reference to Exhibit 4.6.4 of Registration Statement No. 333-93533).
4.9*	Form of Amended and Restated Common Stock Purchase Warrant — Series A issued to Richard D. Forman, Peter A. Forman, Dan Levine and Capital Express LLC (incorporated by reference to Exhibit 4.6.5 of Registration Statement No. 333-93533).
4.10	Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated (incorporated by reference to Exhibit 4.6.6 of Registration Statement No. 333-93533).
4.11	Form of warrant to purchase common stock issued to consultants (incorporated by reference to Exhibit 4.6.7 of Registration Statement No. 333-93533).

Exhibit Number	Description
4.12*	Employee Stock Option Certificate issued to Richard D. Forman (incorporated by reference to Exhibit 4.7.1 of Registration Statement No. 333-93533).
4.13*	Stock Issuance Agreement, dated March 20, 2002, with Walt Meffert, Jr. (incorporated by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
4.14*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 4.10 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.15	Rights Agreement, dated as of October 28, 2002, between Register.com, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
10.1	1997 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.2	1999 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.3	Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and Register.com, Inc (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.4	Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com, Inc (incorporated by reference to Exhibit 10.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
10.5	Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc. and Register.com, Inc (incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-93533).
10.6	Lease between Pennbus Realties, Inc. and Forman Interactive Corp (incorporated by reference to Exhibit 10.5 of Registration Statement No. 333-93533).
10.7	2000 Stock Incentive Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.8	Amended and Restated 2000 Stock Incentive Plan (effective as of March 22, 2002) (incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6.2 of Registration Statement No. 333-93533).
10.10*	Employment Agreement, dated November 15, 1995, with Richard D. Forman (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-93533).
10.11*	Employment Agreement, dated February 27, 2000, with Richard D. Forman (incorporated by reference to Exhibit 10.8 of Registration Statement No. 333-93533).

Exhibit Number	Description
10.12*	Employment Agreement with Jack S. Levy (incorporated by reference to Exhibit 10.8.2 of Registration Statement No. 333-93533).
10.13*	Offer Letter, dated October 8, 2001, with Walt Meffert, Jr (incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.14*	Promissory Note, dated December 20, 2001, with Walt Meffert, Jr (incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Lease between Yarmouth Area Industrial Commission and RCOM Canada, Corp (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001).
10.16*	Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern (incorporated by reference to Exhibit 10.23 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.17*	Employment Agreement by and between Register.com and Mitchell Quain, dated November 25, 2002 (incorporated by reference to Exhibit 10.24 of Registrant's Current Report on Form 8-K dated November 25, 2002).
10.18*	Form of Indemnification Agreement between the Company and certain executive officers and directors.
10.19*	Amendment to Offer Letter with Walt Meffert, Jr., dated November 26, 2002.
10.20*	Offer Letter, dated June 8, 2001 with Michael Pollack.
10.21*	Promissory Note, dated June 11, 2001 with Michael Pollack (incorporated by reference to Exhibit d (9) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.22*	Stock Issuance Agreement with Michael Pollack (incorporated by reference to Exhibit d (10) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.23*	Stock Option Agreement with Mitchell I. Quain (incorporated by reference to Exhibit d (12) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.24*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 10.32 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.25*	Restricted Stock Agreement with Jack S. Levy, effective as of March 8, 2003 (incorporated by reference to Exhibit 10.33 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.26*	Form of Executive Change in Control Severance Program (incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.27*	Form of U.S. Director-level Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).

Exhibit Number	Description
10.28*	Form of U.S. Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.29*	Form of Change in Control Voluntary Termination Benefits Letter with Executives (incorporated by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.30*	Form of Retention Bonus Letter Agreement with Executives who are party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.38 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.31*	Form of Retention Bonus Letter Agreement with Executives who are not party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.39 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.32*	Amendment to Letter Agreement of Employment with Jonathan Stern, dated May 8, 2003 (incorporated by reference to Exhibit 10.40 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.33*	Retention Bonus Letter Agreement with Jonathan Stern, dated May 13, 2003 (incorporated by reference to Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.34	Agreement, dated June 9, 2003, among Register.com, Inc., Barington Companies Equity Partners, L.P. and the other parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.42 of Registrant's Current Report on Form 8-K dated June 10, 2003).
10.35*	Employment Agreement, dated June 16, 2003, with Peter A. Forman (incorporated by reference to Exhibit 10.43 of Registrant's Current Report on Form 8-K dated June 17, 2003).
10.36*	Amendment to Letter Agreement of Employment with Michael D. Pollack, dated May 23, 2003 (incorporated by reference to Exhibit (d)(1)(T) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.37*	Letter Agreement of Employment, dated as of November 15, 2002, with Alan Kipust (incorporated by reference to Exhibit (d)(1)(CC) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.38*	Letter of Agreement of Employment, dated August 6, 2003, with Monica Schulze Hodges (incorporated by reference to Exhibit (d)(1)(EE) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.39*	Amendment to Letter Agreement of Employment, dated as of November 19, 2003, with Alan Kipust.
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit Number	Description
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350.
32.2	Certification by Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350.

*	Indicates management contract or compensatory plan or arrangement.