Form 10-Q
period 2004-03-31
REGISTER COM INC
filed 2004-05-07
CIK 1091284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
or

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

(212) 798-9100
(Registrant's telephone number, including area code)

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

Yes                No

As of May 4, 2004 there were 23,645,723 shares of the registrant's common stock outstanding.

Register.com, Inc.
FORM 10-Q

i

PART I.    CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

Register.com, Inc.
Consolidated Balance Sheet

(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$52,933	$52,991
Short-term investments	39,001	39,043
Accounts receivable, less allowance of $1,667 and $1,850, respectively	6,479	6,505
Prepaid domain name registry fees	14,086	14,477
Deferred tax assets, net	24,949	24,927
Other current assets	3,776	2,388
Total current assets	141,224	140,331
Fixed assets, net	8,127	8,363
Assets held for sale	554	—
Prepaid domain name registry fees, net of current portion	9,830	9,856
Other investments	496	396
Marketable securities	4,486	2,527
Goodwill and other intangibles, net	1,841	1,952
Total assets	$166,558	$163,425
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$16,113	$16,214
Deferred revenue	54,823	53,728
Total current liabilities	70,936	69,942
Deferred revenue, net of current portion	33,863	33,191
Total liabilities	104,799	103,133
Commitments and contingencies
Stockholders' equity
Preferred stock — $.0001 par value, 5,000,000 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 23,611,516 and 23,536,801 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	2	2
Additional paid—in capital	100,273	100,228
Unearned compensation	(361)	(528)
Accumulated other comprehensive income	2,313	2,144
Accumulated deficit	(40,468)	(41,554)
Total stockholders' equity	61,759	60,292
Total liabilities and stockholders' equity	$166,558	$163,425

The accompanying notes are an integral part of these consolidated financial statements. The information for December 31, 2003 was obtained from audited financial statements but excludes certain disclosures required by generally accepted accounting principles.

Register.com, Inc.
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Net revenues	$25,917	$27,090
Cost of revenues	8,411	8,291
Gross profit	17,506	18,799
Operating costs and expenses Sales and marketing	7,305	6,647
Research and development	4,174	3,901
General and administrative (including non—cash compensation of $167 and $188, respectively)	4,614	6,092
Amortization of intangibles	158	134
Total operating expenses	16,251	16,774
Income from operations	1,255	2,025
Other income, net	359	879
Income before provision for income taxes	1,614	2,904
Provision for income taxes	529	894
Net income	1,085	2,010
Other comprehensive income Unrealized gain (loss) on marketable securities	12	(273)
Unrealized gain (loss) on foreign currency translation	157	(216)
Comprehensive income	$1,254	$1,521
Basic income per share	$0.05	$0.05
Diluted income per share	$0.04	$0.05
Weighted average number of shares outstanding:
Basic	23,560	40,685
Diluted	24,909	43,286

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:	(in thousands)
Net income	$1,085	$2,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,005	1,245
Compensatory stock options and warrants expense	167	(12)
Deferred income taxes	(22)	(30)
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	75	(829)
Prepaid domain name registry fees	478	(361)
Deferred revenues	1,558	1,420
Other current assets	(1,491)	(1,858)
Accounts payable and accrued liabilities	103	(660)
Net cash provided by operating activities	2,958	925
Cash flows from investing activities:
Purchases of fixed assets	(1,141)	(1,597)
Purchases of investments	(87,784)	(52,756)
Maturities of investments	85,767	66,872
Net cash (used in) provided by investing activities	(3,158)	12,519
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	45	360
Repayment of notes payable	—	(4,185)
Net cash provided by (used in) financing activities	45	(3,825)
Effect of exchange rate changes on cash	97	(190)
Net increase in cash and cash equivalents	(58)	9,429
Cash and cash equivalents at beginning of period	52,991	50,557
Cash and cash equivalents at end of period	$52,933	$59,986

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

Interim Financial Statements

The interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this Report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of its results of operations for the interim periods covered and its financial position at the date of the interim balance sheet. The December 31, 2003 balance sheet was obtained from the audited financial statements at that date. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate for understanding the information presented. Operating results for interim periods are not necessarily indicative of operating results for the entire year. These interim financial statements should be read in conjunction with the Company's December 31, 2003 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has pledged $3.1 million of its cash as of March 31, 2004 and December 31, 2003 as security deposits, primarily to support outstanding letters of credit.

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

As of March 31, 2004, the Company has classified certain owned real estate as Assets held for sale. The Company has a program to actively identify a buyer and expects the sale to be completed during the period ending September 30, 2004.

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

Other products and services

Revenue from other products and services are generally recognized on a straight-line basis over the period in which services are provided. Payments received in advance of services rendered are included in deferred revenue.

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

Research and development and software development costs

Research and development costs are charged to expense as incurred. Software development costs incurred for each project subsequent to the preliminary project stage and prior to the post-implementation stage are capitalized and amortized to cost of revenues over the estimated useful life of the related product or service when ready or available for its intended use.

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

Concentration of credit risk

Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across various industries and geographic areas. No single customer comprised more than 5% of our gross accounts receivable balance as of March 31, 2004. The Company has no derivative financial instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's most significant estimates relate to potential refunds to customers and chargebacks from customers; the realizability of accounts receivable, fixed assets, other investments, intangible assets, and deferred tax assets; potential liability to credit card associations for penalties for credit card chargebacks and refunds in excess of certain thresholds; potential liability for various matters in litigation; and estimated useful lives of fixed assets and intangible assets. Actual results could differ from management's estimates. The markets for the Company's products and services are characterized by intense competition, continual technology advances and new product/service introductions, all of which could impact the future realizability of the Company's assets.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company provides the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation."

The following table illustrates the pro forma effect on net income and net income per share had compensation cost for stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as defined in SFAS 123. Because option grants awarded during 2004 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income:
As reported	$1,085	$2,010
Add: Stock-based employee compensation included in net income as reported	167	188
Deduct: Total stock-based employee compensation expense determined under the fair value based method	714	1,224
Pro forma	$538	$974
Net income per share:
As reported — basic	$0.05	$0.05
As reported — diluted	$0.04	$0.05
Pro forma — basic	$0.02	$0.02
Pro forma — diluted	$0.02	$0.02

Net income per share

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

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income per share — basic:
Net income available to common shareholders	$1,085	$2,010
Weighted average shares — basic	23,560	40,685
Net income per share — basic	$0.05	$0.05
Net income per share — diluted:
Net income	$1,085	$2,010
Weighted average shares outstanding — basic	23,560	40,685
Dilutive effect of stock options	187	298
Dilutive effect of warrants	1,162	2,303
Weighted average shares — diluted	24,909	43,286
Net income per share — diluted	$0.04	$0.05

During the three months ended March 31, 2004 and 2003, respectively, 3.1 million and 4.0 million stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater that the average market price of the common shares and were therefore anti-dilutive; however, the dilutive effect of such options, had they been included in the calculation, would be substantially lower than 3.1 million and 4.0 million shares, respectively, because of the application of the Treasury Stock Method in determining the number of dilutive options.

Weighted average number of shares

The weighted average number of shares outstanding for the three months ended March 31, 2004 was 23,560,000 shares (basic) and 24,909,000 shares (diluted). The weighted average number of shares outstanding for the three months ended March 31, 2003 was 40,685,000 shares (basic) and 43,286,000 shares (diluted). As a result of the completion in September 2003 of the Company's $120 million self-tender offer, in which the Company purchased 17,910,347 shares of its common stock and warrants to purchase 987,283 shares of its common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the weighted average number of shares declined as of that date. The lower weighted average number of shares will have the effect of increasing net income (loss) per share in future periods as compared to earlier periods where the number of outstanding shares was larger.

Comprehensive income

The Company follows SFAS 130, "Reporting Comprehensive Income." This statement requires that items of comprehensive income be classified by their nature in the financial statements, with accumulated balances shown separately.

The difference between net income and comprehensive income for the three months ended March 31, 2004 was $0.2 million, representing an unrealized gain on foreign currency translation and an unrealized gain on marketable securities. For the three months ended March 31, 2003 the difference between net income and comprehensive income was $0.5 million, representing a net unrealized loss on marketable securities of $0.3 million and an unrealized loss on foreign currency translation of $0.2 million.

Reclassification

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

The Company has reviewed newly issued recent accounting pronouncements and has determined that there are no new pronouncements which impact the financial statements.

Intangible assets

A breakdown of the Company's intangible assets, all of which were recorded in connection with the acquisition of RCOM Europe, and the related amortization is:

	As of March 31, 2004
	Gross Book Value	Accumulated Amortization (in thousands)	Net Book Value
Intangible assets:
Software	$497	$324	$173
Tradename	113	30	83
Customer list	2,150	565	1,585
Total	$2,760	$919	$1,841
Projected amortization expense:
For the nine months ending December 31, 2004	$600
Year 2005	$455
Year 2006	$410
Year 2007	$410
Year 2008	$75

2.    Commitments and Contingencies

Litigation

In November 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 defendants. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies including the negotiation of a settlement agreement and its approval by the Court. We cannot predict whether or when a settlement will occur or be finalized.

Register.com has been named as a defendant in a purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations of the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On July 23, 2003 the Court heard oral arguments on Register.com's motion. On February 2, 2004, Plaintiff perfected an appeal from the dismissal of the Section 5-903 claims. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling, and the two appeals have been consolidated. While we intend to continue to defend ourselves vigorously in this lawsuit, in an effort to mitigate a potential worst-case scenario, we entered into an insurance agreement pursuant to which, in accordance with its terms and conditions, to the extent that we have a final judgment in excess of $15 million our insurance carrier would cover up to an additional $30 million. Currently, we are unable to estimate the amount of loss, if any, which may result upon the resolution of the claim; accordingly, no provision has been included within the accompanying financial statements.

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

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names, Register.com also disclosed the existence of the Coming Soon page in the "Help" and "Frequently Asked Questions" portions of its website. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com's Services Agreement. In April 2001, Register.com filed a motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted and in August 2001, Register.com's motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and in April 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a coupon for a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel. These coupons expire in October 2004, after which the settlement will be finalized and the case will be dismissed.

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

Credit Card Penalties

The Company has experienced high rates of refunds to customers and chargebacks from credit card associations, which have resulted in the assessment of financial penalties by two credit card associations. If the Company is unable to lower its refund and chargeback rates to levels deemed acceptable by the credit card associations, the Company could continue to face such penalties and may lose its rights to accept credit card payments from customers through one or more credit card associations. The Company had not previously incurred penalties from one of those associations until

August 2002, at which time it was assessed a penalty of $0.3 million applicable to the year 2001. Under that association's rules, additional potential penalties may be imposed at the discretion of the association. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that the Company accrue charges to general and administrative expense of $0.5 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively, to cover what the Company estimates to be the maximum potential penalties that could be imposed under that association's rules for transactions occurring during those periods. As of March 31, 2004 the Company has accrued a total of $6.7 million for such potential penalties, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. Any such potential penalties would be imposed on the Company's credit card processor by the association, and under the Company's contract with its processor, the Company is required to reimburse such penalties. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time.

Commitments

Under a prior registry agreement with ICANN, the Company had committed to provide up to $8.5 million in funding and other non-cash contributions to its subsidiary, RegistryPro, for its activities in establishing, operating and marketing the .pro top level domain (the "Funding Commitment"). Effective February 26, 2004, the Company sold the core assets of the RegistryPro business and ICANN agreed to the assignment of the agreement to the purchaser, although the Company has not obtained a release of the Funding Commitment from ICANN. Through March 31, 2004 the Company had contributed approximately $4.1 million in cash, and had also made non-cash contributions. In addition, the purchaser has agreed to assume up to $2.0 million of this Funding Commitment. We believe that we have satisfied our Funding Commitment under the registry agreement, although we have not obtained a release from ICANN. The impact of the sale of RegistryPro was not material to the financial statements of the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking estatements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you immediately if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Overview

We are a provider of global domain name registration, website, email and other Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as addresses and identities on the World Wide Web. They enable a business or person to establish an Internet presence and are integral to the use of websites (e.g. www.register.com), email (e.g. johndoe@register.com) and other types of Internet-based services.

We began processing domain name registrations in the generic top level domains (gTLDs) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.1 million active domain name registrations under management as of March 31, 2004, representing approximately 1 million customers. Currently, we register, renew and transfer domain names in TLDs such as .com, .net, .org, .biz, .info and ..name and in over 400 country code top level domains (ccTLDs), including .de for Germany and .jp for Japan and sub domains, such as ..co.uk and .org.uk for the United Kingdom.

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

Our Retail division focuses on small to medium-sized businesses and individuals. Generally, these customers purchase domain name registration services and other value-added services directly from our website located at www.register.com. In addition to our Retail division, we maintain a Corporate Services division. Our Corporate Services division provides domain name registration and related products and services, including global registration and management services and online brand and trademark protection, to large corporate enterprises with specialized registration needs. In order to extend the distribution reach of our products and services, we also maintain a Global Partner Network

(GPN) wholesale division which works with companies that resell our domain name registration and related products and services to their customers using our software solutions. Our GPN partners are typically Internet Service Providers (ISPs), web-hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators.

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

As part of our cost reduction efforts, we have also relocated some of our groups and operations to our Canadian facility, where the overhead and labor costs are lower than in our other locations. In addition, in February 2004, we sold our RegistryPro business, which had received ICANN's approval to operate the .pro registry. We sold this business because we believe that operating a registry would have distracted us and taken time, energy and resources from our core business of operating a registrar and selling related value-added products and services.

Significant Accounting Policies

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our most significant estimates relate to potential refunds to customers and chargebacks from customers; the realizability of accounts receivable, fixed assets, other investments, intangible assets, and deferred tax assets; potential liability to credit card associations for penalties for credit card chargebacks and refunds in excess of certain thresholds; potential liability for various matters in litigation; and estimated useful lives of fixed assets and intangible assets. Actual results could differ from management's estimates. The markets for our products and services are characterized by intense competition, continual technology advances and new product/service introductions, all of which could impact the future realizability of our assets.

Net Revenues

We derive our net revenues from domain name registrations, other products and services and advertising. We earn registration fees in connection with new, renewed, and transferred-in registrations. Registration periods generally range from one to ten years.

Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue over the period during which we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment at the time of sale via credit card for most online domain name registration sales, which provides us with the full cash fee at the beginning of the registration period whereas we recognize the revenues over the registration period. For many of our customers who register domain names through our Corporate Services division, and certain of the participants in our Global Partner Network, we establish lines of credit based on credit worthiness.

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

Our total domain names under management was approximately 3.1 million as of December 31, 2003 and March 31, 2004.

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

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization of registry fees on a straight-line basis over the registration term, depreciation of the equipment used to process the domain name registrations, fees paid for co-location facilities housing our equipment, and fees paid to the financial institutions to process credit card payments on our behalf. Cost of revenues does not include penalties for excessive credit card chargebacks and refunds; such penalties are classified as general and administrative expense. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz domain name registration to $6 per year for each .info, .com, .net and .org domain name registration. We pay registry fees ranging from $6 to $5,020 per year for one to ten-year country code domain name registrations. The largest component of our cost of revenues is registry fees which, while paid in full at the time the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues ratably over the terms of the registrations.

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

We have no direct cost of revenues associated with our advertising revenues and we have no incremental cost of revenues associated with delivering advertisements since we use the same equipment to deliver the advertisements as we use for our domain name registration services. Therefore, the gross profit margin on advertising revenue is 100%, and accordingly, any decrease in advertising revenue would represent a reduction of our gross profit of the same amount. We incur costs including salaries and commissions for our advertising sales staff, which are classified as operating expenses, not as cost of revenues.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative (including non-cash compensation), and amortization of intangibles. Our sales and marketing expenses consist primarily of employee salaries, including customer service representatives, marketing programs such as advertising, and commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, enhancement of existing products and services, and quality assurance. General and administrative expenses, excluding non-cash compensation, include salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional fees, insurance premiums, penalties for excessive credit card chargebacks and refunds, and provisions for uncollectible receivables. Facilities costs are allocated across the various operating expense categories. We account for non-cash compensation expense in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Non-cash compensation expense relates to grants of restricted stock, stock options and warrants to employees, directors, consultants and vendors with exercise prices below fair market value of the underlying stock on the date of grant. Based on such grants through March 31, 2004, we expect to record approximately $0.4 million in additional non-cash compensation expense through 2008 as follows: $0.3 million in the remaining nine months of 2004, and $0.1 million through 2008. Non-cash compensation expense will reduce our earnings or increase our losses, as applicable, in future periods.

The credit card associations may impose financial penalties if our chargebacks and/or refunds exceed certain thresholds. Such penalties are not charged to revenues, but are classified as general and administrative expense. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that we accrue amounts to cover what we estimate to be the maximum potential penalties that could be imposed under that association's rules. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued, as a reduction of general and administrative expense at that time.

If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount we charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See "Risk Factors" and Note 2 to Consolidated Financial Statements "Commitments and Contingencies — Credit Card Penalties" for additional information in connection with penalties that may be imposed by credit card associations and other risks associated with the Company's credit card chargebacks and refunds.

We review our goodwill and intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of goodwill and intangibles using estimated undiscounted cash flows. These cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related amortization period. We also compare the total market value of our common stock with the book value of our stockholders' equity. Based on the foregoing factors, if we conclude that an other-than-temporary impairment of goodwill or intangibles has occurred, we record an impairment write-down.

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

Net Income (Loss)

Although we were profitable for the first quarter of 2004 and the year 2003, we were not profitable for the year 2002. Our net loss for 2002 included a goodwill impairment write-down and amortization of intangibles of $17.0 million. Although we have recently taken several initiatives intended to reduce our operating expenses in 2004, we cannot assure you as to when or if these reductions will be realized. Losses at RCOM Europe and RegistryPro have contributed to a decline in our profitability. Further, we anticipate that our revenues from advertising will be materially lower in future periods. We expect losses at RCOM Europe to impact our profitability negatively through the year 2004 and perhaps beyond. We sold our RegistryPro business in February 2004 and, accordingly, we believe that RegistryPro will not have a significant negative impact on our profitability in 2004 or beyond. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to be potentially liable for significant penalties from credit card associations, which would continue to impact our profitability (see "Risk Factors" for additional information). From January 1, 2002 through March 31, 2004, the Company has accrued a total of $6.7 million for such potential penalties, which amount is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time.

For all the above reasons, we cannot assure you that we will be able to operate profitably or continue to generate positive cash flow in the future.

Results of Operations

The following tables set forth selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three months ended March 31, 2004 and 2003. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts set forth below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

	Three months ended March 31,
	2004	2003
	(in thousands)
Net revenues	$25,917	$27,090
Cost of revenues	8,411	8,291
Gross profit	17,506	18,799
Operating costs and expenses
Sales and marketing	7,305	6,647
Research and development	4,174	3,901
General and administrative (includes non-cash compensation of $167, and $188, respectively)	4,614	6,092
Amortization of intangibles	158	134
Total operating costs and expenses	16,251	16,774
Income from operations	1,255	2,025
Other income, net	359	879
Income before provision for income taxes	1,614	2,904
Provision for income taxes	529	894
Net income	1,085	2,010
Other comprehensive income:
Unrealized gain (loss) on marketable securities	12	(273)
Unrealized gain (loss) on foreign currency translation	157	(216)
Comprehensive income	$1,254	$1,521

	Three months ended March 31,
	2004	2003
Net revenues	100%	100%
Cost of revenues	32	31
Gross profit	68	69
Operating costs and expenses
Sales and marketing	28	25
Research and development	16	14
General and administrative (includes non-cash compensation of 0% and 0%, respectively)	18	22
Amortization of intangibles	1	—
Total operating costs and expenses	63	62
Income from operations	5	7
Other income, net	1	3
Income before provision for income taxes	6	11
Provision for income taxes	2	3
Net income	4	7
Unrealized gain (loss) on marketable securities	—	(1)
Unrealized gain (loss) on foreign currency translation	1	(1)
Comprehensive income	5%	6%

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net Revenues

Total net revenues decreased 4% to $25.9 million for the first quarter of 2004 from $27.1 million for the first quarter of 2003.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 5% to $22.7 million for the first quarter of 2004 from $23.9 million for the first quarter of 2003. The decrease was due in part to a lower number of domain names registered and slightly lower average prices per year of subscription term in the first quarter of 2004, and in part to the inclusion in revenues for the first quarter of 2003 of a $0.5 million adjustment related to domain name transfers away for which revenue recognition was accelerated. We may face continued pricing pressure in the future, which would adversely impact our revenues and profitability.

Other Products and Services.    Revenues from other products and services increased by $0.8 million to $2.9 million for the first quarter of 2004 from $2.1 million for the first quarter of 2003. The increase was due primarily to increased revenues from WebSiteNow!TM, email services, web hosting, domain name recovery fees, and other services.

At March 31, 2004, we had $88.7 million of deferred revenue compared with $86.9 million at December 31, 2003, representing an increase of $1.8 million during the first quarter of 2004. The increase was due to sales of domain name registrations in the first quarter of 2004 exceeding revenue recognition of previously recorded sales. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Advertising.    Revenues from advertising decreased 73% to $0.3 million for the first quarter of 2004 from $1.2 million for the first quarter of 2003. From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web-hosting services, accounted for approximately $1.0 million of advertising revenues per quarter. However, once we began selling web-hosting services directly to our own customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with them. We have not sold advertising to this advertising customer after September 30, 2003 and we do not anticipate any additional revenue from this customer. Accordingly, we anticipate that our advertising revenue will decline by approximately $1.0 million per quarter compared with the level of advertising revenue in the third quarter of 2003, unless we can replace these revenues with advertising sales to other customers. Our sales of web-hosting services directly to our own customers will be classified as revenues from other products and services.

Cost of Revenues

Cost of Revenues.    Total cost of revenues increased 1% to $8.4 million for the first quarter of 2004 from $8.3 million for the first quarter of 2003.

Cost of Domain Name Registrations.    Cost recognized for domain name registrations increased 2% to $8.0 million for the first quarter of 2004 from $7.9 million for the first quarter of 2003. The increase was primarily due to a $0.5 million retroactive cost adjustment recognized in the first quarter of 2004 related to domain names seized from customers for which we had incurred registry fees which are not recoverable.

Cost of Other Products and Services.    Cost of other products and services was $0.4 million for the first quarter of 2004 and $0.4 million for the first quarter of 2003. Although revenues from other products and services increased by $0.8 million in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, we did not have a corresponding increase in cost of other products and services because the products and services primarily responsible for the increase in these revenues require an insignificant amount of related costs.

Gross Profit Margin

Our gross profit margin decreased to 68% in the first quarter of 2004 from 69% in the first quarter of 2003, primarily as a result of lower advertising revenues in the first quarter of 2004, and in part as a result of the $0.5 million adjustment related to domain name transfers away in the first quarter of 2003 (which increased revenue in that period) and the $0.5 million cost adjustment in the first quarter of 2004 related to domain names seized from customers (which increased cost of revenues in that period).

Operating Expenses

Total operating expenses decreased 3% to $16.3 million for the first quarter of 2004 from $16.8 million for the first quarter of 2003.

Sales and Marketing.    Sales and marketing expenses increased 10% to $7.3 million for the first quarter of 2004 from $6.6 million for the first quarter of 2003. The increase was primarily due to increases in television and radio advertisements and on-line media spending. We anticipate that our marketing expense will increase significantly in 2004.

Research and Development.    Research and development expenses increased 7% to $4.2 million for the first quarter of 2004 from $3.9 million for the first quarter of 2003. The increase resulted primarily from higher costs for technology personnel working to improve our systems and operations. We anticipate that research and development expenses will remain high in the coming periods as we continue our efforts to upgrade and improve our systems.

General and Administrative.    General and administrative expenses decreased 24% to $4.6 million for the first quarter of 2004 from $6.1 million for the first quarter of 2003. The decrease resulted primarily from the incurrence in 2003 of $1.0 million of advisory fees and expenses in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003. Also contributing to the decrease was a reduction in our bad debt expense in the first quarter of 2004 as a result of our collections of past-due receivables. Generally accepted accounting principles require the Company to accrue amounts to cover what the Company estimates to be the maximum potential financial penalties that could be imposed by credit card associations if our chargebacks and/or refunds exceed certain thresholds. Accordingly, general and administrative expense for the first quarter of 2004 and 2003 includes $0.5 million and $0.6 million, respectively, for such potential penalties. As of March 31, 2004 the Company has accrued a total of $6.7 million for such potential penalties, which amount is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. Any such potential penalties would be imposed at the discretion of the credit card association. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued, as a reduction of general and administrative expense at that time.

Other Income, Net

Other income, net, which consists primarily of interest income, net of interest expense, decreased to $0.4 million for the first quarter of 2004 from $0.9 million for the first quarter of 2003. The decrease was primarily due to a reduction of $120 million in our investment portfolio in connection with our self-tender offer for $120 million of our common stock and warrants which was completed in September 2003, as well as lower prevailing interest rates in the first quarter of 2004.

Provision for Income Taxes

The provision for income taxes in the first quarter of 2004 was $0.5 million, representing an effective rate of 33% of pretax income. The provision for income taxes in the first quarter of 2003 was $0.9 million, representing an effective rate of 31% of pretax income. This lower-than-statutory effective tax rate (43%) resulted in part from our receipt of tax-free interest income from our investment portfolio, and in part from research and development tax credits, in both periods.

Earnings Per Share — Weighted average number of shares

The weighted average number of shares outstanding for the first quarter of 2004 was 23,560,000 shares (basic) and 24,909,000 shares (diluted). The weighted average number of shares outstanding for the three months ended March 31, 2003 was 40,685,000 shares (basic) and 43,286,000 shares (diluted). As a result of our completion in September 2003 of our $120 million self-tender offer, in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares of our common stock (based on the conversion of warrants on a cashless basis at the $6.35 per share offer price), the weighted average number of shares declined as of that date. The lower number of shares outstanding will have the effect of increasing net income (loss) per share in future periods. The use of $120 million of our cash to consummate the self-tender offer will reduce our future interest income because our available cash and investment balances will be lower.

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

At March 31, 2004, our cash and cash equivalents, short-term investments and marketable securities totaled $96.4 million, compared with $94.6 million at December 31, 2003, representing an increase of $1.8 million during the first quarter of 2004. During the first quarter of 2004 we generated $3.0 million of cash from operations, and we used $1.1 million for capital expenditures.

We currently anticipate that our operating expenses will continue to represent a material use of our cash resources and we expect our expenses for research and development to increase from 2003 levels during the first half of 2004 and perhaps beyond, and we expect our sales and marketing expense to increase from 2003 levels for the full year 2004 and perhaps beyond. We believe that our current balance of cash, short-term investments and marketable securities together with anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, when compared to our financial position prior to the consummation of our $120 million self-tender offer in September 2003, we have significantly reduced our cash position and our future interest income, reduced our ability to engage in significant transactions without additional debt or equity financing, reduced our ability to cover existing contingent or other future liabilities, and potentially negatively impacted our liquidity during future periods of increased capital requirements or operating expenses.

Under a prior registry agreement with ICANN, we had committed to provide up to $8.5 million in funding and other non-cash contributions to our subsidiary, RegistryPro, for its activities in establishing, operating and marketing the .pro top level domain. Effective February 26, 2004, we sold the core assets of the RegistryPro business and ICANN agreed to the assignment of the registry agreement to the purchaser. Through March 31, 2004 we had contributed approximately $4.1 million in cash, and we had also made non-cash contributions which we have valued at approximately $2.4 million. In addition, the purchaser has agreed to assume $2.0 million of this $8.5 million commitment. Accordingly, we believe that we have satisfied our funding commitment in full, as well as our other obligations under the registry agreement, although we have not obtained a release of these obligations from ICANN.

A summary of our contractual obligations for operating leases and other commitments as of March 31, 2004 is as follows:

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$5,938	$1,323	$2,274	$1,719	$622
Purchase obligations (1)	3,232	1,499	1,516	215	2
Total	$9,170	$2,822	$3,790	$1,934	$624

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed minimum quantities to be purchased: fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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

Although we were profitable for the year 2003 and the first quarter of 2004, we were not profitable for the first six months of 2003, or for the years 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million and our net loss for 2001 included a $32.5 million writedown of intangibles. We incurred losses from operations of approximately $17.2 million for the year 2002 and $19.9 million for the year 2001. As of March 31, 2004 our accumulated deficit totaled $40.5 million. We expect our research and development costs to continue at high levels throughout 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you when our research and development costs will decrease. In addition, losses at our RCOM Europe and RegistryPro subsidiaries have contributed to a decline in our profitability. We are expecting losses at RCOM Europe to impact our profitability negatively through the year 2004 and perhaps beyond and we cannot assure you that RCOM Europe will achieve profitability. We sold our RegistryPro business in February 2004 and, accordingly, we believe that RegistryPro will not have a significant negative impact on our profitability in 2004 or beyond. We have also budgeted for a significant increase in our marketing expense in 2004 compared with 2003, and we cannot assure you that those additional marketing expenses will result in additional revenues. In addition, unless we lower the number of credit card refunds and reduce our level of credit card chargebacks, we may continue to be subject to significant penalties that would impact our profitability. Further, we anticipate that our revenues from advertising will be materially lower in future periods. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in the future.

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

If the marketplace for new domain names does not grow, the domain name registration industry would be adversely affected and our net revenues may decline.

Although there was a slowdown in the growth and expansion rate in the marketplace for new domain names in 2002 and 2003 compared to 2000 and 2001, there was an increase in the marketplace for new .com and .net domain names in the first quarter of 2004. However, we cannot assure you that this trend will continue and that the growth rate will continue to increase. In addition, even if the marketplace does begin to experience an increase in the growth rate, we cannot assure you that we will experience a commensurate increase in our domain name registrations. Our total number of domain names under management has declined from approximately 3.3 million names as of March 31, 2003 to approximately 3.1 million names as of March 31, 2004. We experienced a decline in the total number of domain name registrations, renewals and transfers to us for the quarter ended March 31, 2004 (580,400) as compared with the quarter ended March 31, 2003 (583,700). If there is a slowdown in the growth rate of the marketplace or if there is an expansion but competition continues to intensify and we are unable to maintain our current market share, our business, financial condition and results of operations could be materially adversely affected.

We face strong competition in the domain name registration services industry which we expect will continue to intensify and we may not be able to maintain or improve our competitive position or historical market share.

Competition in the domain name registration services industry continues to intensify among the market participants.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for .com, .net and .org domain names. After the testbed period ended ICANN began accrediting new registrars and as of May 3, 2004, ICANN had accredited 197 registrars, including us, to register domain names in one or more of the gTLDs, although not all of these accredited registrars are currently operational. The continued introduction of registrars and resellers into the domain name registration industry and the rapid growth of some who have entered the industry could make it difficult for us to maintain our industry competitive position. If we continue to experience a decline in the total number of paid domain name registrations, renewals and transfers to us, or of our market share, our business, financial condition and results of operations could be materially adversely affected.

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

We recognized lower revenues from domain name registrations for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, which was due in part to a lower number of domain names registered and slightly lower average prices per year of subscription term in the first quarter of 2004, and in part to the inclusion in revenues for the first quarter of 2003 of a $0.5 million adjustment related to domain name transfers away for which revenue recognition was accelerated. Some of our competitors offer domain name registrations at a wholesale price level minimally above the registry fees or even below the registry fees when bundling registrations with other products or services. Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis. Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some of our competitors have, in the past, offered domain name registrations for free, deriving their revenues from other sources. In response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our business, financial position and results of operations.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers' renewal of their domain name registrations through us and we cannot assure you that those customers who will renew their domain name registrations will do so through us. Although our renewal rate for paid domain name registrations for the twelve months ended March 31, 2004 increased to approximately 55% from 47% for the twelve months ended March 31, 2003, our total domain name registrations under management decreased by 8% during the year ended December 31, 2003 and have declined from a peak of approximately 3.8 million as of September 30, 2001 to approximately 3.1 million as of March 31, 2004. Also, as discussed further below, our renewal rates could be adversely affected by any future modifications we may make to our SafeRenew program. If we are unable to increase the number of new domain name registrations or continue to increase our overall renewal rate, the combination of fewer new customers, fewer customers renewing their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. Not only could this cause our revenues from domain name registrations to decrease, but we would be left with fewer domain name customers to whom we could market our other products and services. A decline in our domain name registrations or renewals could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, we may remain dependent on domain name registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

A key part of our strategy is to diversify our revenue base by offering value-added products and services in addition to domain name registrations. Although we have recently experienced increased sales for other products and services such as email, web hosting and website creation tools, our efforts to date have still not resulted in substantial diversification. Further, it will be difficult to achieve substantial diversification in the near future as we focus significant resources on our restructuring efforts. Our primary business, domain name registrations, renewals and transfers, generated 88% of our net revenues during the quarter ended March 31, 2004. We cannot assure you that we will be able to attain the market's confidence in us as a reliable provider of products and services outside of our core business. If, over time, we fail to offer products and services that meet our customers' needs and that are competitive with those offered in the marketplace, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations, we may not generate sufficient revenue to offset the related costs and we will remain dependent on domain name registrations as our primary source of revenue. Our inability to successfully diversify our revenue base from domain name registrations could, together with a decline in that market, materially adversely affect our business, financial condition and results of operations.

Our advertising revenues have decreased significantly due to the discontinuation of our most significant advertising customer and we may not be able to find suitable replacement advertising to replace this revenue in the future.

From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web hosting services, accounted for a significant portion of our advertising revenue. In the third quarter of 2003, revenues from this advertiser represented approximately 80% of our overall advertising revenue. However, once we began to offer web-hosting services to our customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with them. Accordingly, we did not sell advertising to this advertising customer during the fourth quarter of 2003 or the first quarter of 2004 and we do not anticipate any additional revenue from this advertising customer in the future. We cannot assure you that we will be able to replace these lost revenues with other advertising revenue or with revenues from sales of web hosting services to our own customers, and even if we can, it may take a long period of time to do so. We expect any decrease in our advertising revenue to have an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue not otherwise offset with new advertising revenue would represent a reduction of our gross profit in the same amount.

If we do not maintain a low rate of credit card chargebacks and/or reduce our rate of credit card refunds, we will continue to face the prospect of financial penalties and we could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our revenues originate from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. We have experienced high rates of refunds to customers and chargebacks from customers that have resulted in the assessment of financial penalties by two credit card associations. We had not incurred penalties from one of those associations until August 2002, at which time we were assessed a penalty of $0.3 million applicable to the year 2001. Any such potential penalties would be imposed on our credit card processor by the association, and under our contract with our processor, we are required to reimburse it for such penalties. Because the imposition of any potential penalties is at the discretion of the credit card association, subject to contractual limitations, generally accepted accounting principles require that we accrue amounts to cover what we estimate to be the maximum potential penalties that could be imposed under that association's rules. Accordingly, we accrued a $3.7 million charge to general and administrative expense in the year 2002, an additional $2.4 million during the year ended December 31, 2003, and an additional $0.5 million for the first quarter of 2004 to cover what we estimate to be the maximum potential penalties that could be imposed under that credit card association's rules for transactions in these periods. We have had preliminary discussions with our credit card processor to obtain resolution to these potential penalties and believe that upon final resolution, it is likely that we will not be required to pay the full amount accrued to date, or perhaps any amount at all. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued, as a reduction of general and administrative expense at that time. On the other hand, if we cannot reduce our refund and/or chargeback rates to levels that are acceptable to the credit card associations, and maintain acceptable levels, we will continue to face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Some of the measures we are implementing to reduce our rate of chargebacks and credit card refunds may reduce our net revenues.

In an effort to reduce our rate of chargebacks and credit card refunds, we have implemented a number of different measures. However, by implementing aggressive online fraud screens and post-transaction verifications designed to prevent fraudulent credit card transactions on our website, we may block legitimate customers from purchasing our services, thereby reducing our net revenues. Also, in an effort to protect our customers' online identities, our SafeRenew program was implemented in January 2001 on an "opt out" basis to .com, .net and .org domain name registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one-year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. In October 2002 we modified a portion of this program to an "opt in" basis with respect to international transactions, although we may choose to or be required to revise this program and our policies from time to time in the future. Any modifications we undertake that result in the lapse of a significant number of domain name registrations that would have been renewed through the SafeRenew program could damage our relationships with customers that had relied upon the SafeRenew program to renew their domain name registrations. In addition, implementing changes to the program may have an adverse effect on our renewal rates in future periods and, as a result, may materially adversely affect our net revenues.

We face certain risks as a result of the numerous recent key changes to our management team and challenges in retaining our key employees through our restructuring process.

Our success depends in large part on the contributions of our management team and key sales and technology personnel. Over each of the past several years, we have experienced a higher than average turnover rate among our employees and last year we experienced a significant number of changes to the members of our management team, including a new President and Chief Executive Officer, new General Manager of our Retail Division, new director of Canadian operations and new Vice President of Human Resources. As a result, many of our key employees have not worked with one another for long periods of time and may not be able to develop effective working relationships. Moreover, many of our managers are still learning about our company and our industry. If we cannot work together effectively to solve the operational challenges that exist in our business, or master the details of our business and our market, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel.

In particular, the success of our current restructuring goals and the development of our systems architecture are highly dependent upon the work of our technology team. In April 2004, our Chief

Technology Officer resigned. We do not believe that the departure of this individual will significantly impact the success of the implementation of our new systems architecture, as we also recently appointed a new Chief Information Officer. Our new Chief Information Officer has been with the company for two years and had been responsible for managing significant components of our systems architecture. This individual will now be in charge of the development of our systems architecture, as well as our technology team. However, we cannot guarantee that the departure of our Chief Technology Officer will not cause further delays in the development of our new systems architecture. In addition, we compete with other technology and Internet companies, as well as companies in other industries, in hiring and retaining highly trained personnel and the competition for such individuals has increased in the past year. Accordingly, if we experience additional departures and vacancies in our technology team, we may incur additional costs in seeking and retaining new personnel. Although we do not believe that the departure of any one individual would significantly impact the timing or success of the implementation of our new system, the loss of a group of individuals from our technology team could significantly impact the development of our new systems and could have a material adverse effect on our business.

Our restructuring process has also resulted in significant organizational changes and morale challenges which continue to put our company at risk for high turnover this year. Although we have implemented several new programs in order to retain employees and keep them focused on our goals, morale challenges may persist, particularly in our RCOM Europe office, and we continue to face the challenge of keeping our employees motivated and focused on our strategies and goals. The loss or demotivation of such employees, particularly from our sales, operations or technology teams, could harm our business. We have moved some of our operations from our RCOM Europe office to our Canadian facility, causing some uncertainty among the remaining employees there, and recently several individuals have left our RCOM Europe office. If we continue to experience such departures and morale challenges, it could significantly impact our ability to operate our RCOM Europe office and, accordingly, the success of our Corporate Services division and the company as a whole.

Our past acquisitions, including Virtual Internet, subject us to significant risks, and any potential future acquisitions or strategic investments or mergers may subject us to significant risks, any of which could harm our business.

Our long-term growth strategy may include identifying and acquiring or investing in or merging with suitable candidates on acceptable terms. In particular, over time, we may acquire or make investments in or merge with providers of product offerings that complement our business and other companies in the domain name registration industry.

Acquisitions, including our acquisition in 2002 of Virtual Internet, involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses related to newly hired employees;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

•	potential exposure to additional liabilities;

•	potential adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with the sellers of acquired businesses, technologies, services or products; and

•	inability to utilize tax benefits related to operating losses incurred by acquired businesses.

Moreover, performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business,

technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.

We acquired Virtual Internet, now known as RCOM Europe, in March 2002, we sold its hosting division in May 2002 and we are in the process of integrating its business, technology, operations and personnel with those of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services division to those we acquired through Virtual Internet resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues as we make efforts to improve our Corporate Services systems and processes and further integrate the business. In 2002, RCOM Europe incurred a pre-tax loss of $10.5 million, including a charge of $8.3 million for goodwill impairment and in 2003, RCOM Europe incurred a pre-tax loss of $1.9 million. We are currently projecting a net loss for RCOM Europe for the year 2004 and we may not be able to increase revenues or cut expenses sufficiently to make it profitable in the future. We were not able to consolidate RCOM Europe's 2002 losses in our U.S. income tax returns for 2002, although we filed an election with the IRS to consolidate RCOM Europe's results for 2003 and beyond.

For all these reasons, our pursuit of an acquisition and/or investment and/or merger strategy or any individual acquisition or investment or merger, including our acquisition of RCOM Europe, could have a material adverse effect on our business, financial condition and results of operations.

Our international expansion exposes us to business risks that could limit the effectiveness of our growth strategy and cause our results of operations to suffer.

Although we have historically had customers in international markets, in 2002 we expanded our business and operations in international markets through our acquisition of RCOM Europe, and we now have a significant workforce in the United Kingdom and employees in France and Germany as well. In addition, as part of our cost reduction efforts, we have relocated some of our groups and operations to our Canadian facility where the overhead and labor costs are lower than in our other locations. Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will continue to require significant management attention and financial resources. We face a number of risks associated with our conducting business internationally that could negatively impact our results of operation, including:

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

As part of our restructuring process, we have been incurring substantial expenses to update our technology, improve our systems' performance and develop new applications to meet the evolving needs of our customers and ensure the compatibility of our current systems with emerging technologies. We cannot assure you that we will be able to achieve these goals on a timely basis as changes in technologies occur. Also as part of our restructuring efforts to increase efficiencies, we have outsourced certain operations and may continue to explore opportunities to outsource others. Outsourcing operations may raise concerns with our resellers or customers regarding our ability to control the services we offer them if certain elements are managed by another company. In particular, in the event that these service providers fail to maintain adequate levels of support or if they discontinue their lines of business, our customer relations may be impacted negatively. We are currently aware of at least one service provider that is experiencing operational difficulties and a weakening financial condition. We cannot assure you that in the event that we encounter difficulties with our outsourced operations we will be able to effectively transition those functions that we may choose to outsource, as any such process involves complexity and risk.

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

We do not develop and maintain all of the products and services that we offer, so we are dependent, in part, on the services of other third-party service providers. We offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf. In the event that these service providers fail to maintain adequate levels of support or if they discontinue their lines of business, our customer relations may be impacted negatively and we may be required to pursue replacement third-party relationships. If we are unable to find adequate replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue certain services. For instance, we are currently aware of at least one service provider that is experiencing operational difficulties and a weakening financial condition. Although we continually evaluate our relationships with our third-party service providers and plan for contingencies if a problem should arise with a provider, transitioning services and data from one provider to another can often be a complicated and time consuming process and we cannot assure that if we need to switch a provider we would be able to do so on a completely seamless basis, or at all. In addition, certain of our services are provided by non-U.S. based companies and to the extent that we encounter difficulties with our non-U.S. based suppliers, we may encounter difficulties enforcing agreements with entities located outside of the United States.

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

We file tax returns in such countries and states as required by law based on existing regulations applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and materially adversely affect our business, financial condition and results of operations.

On April 29, 2004, the United States Senate extended a moratorium on certain state and local taxation of online services and electronic commerce until November 1, 2007. While the legislation extends the moratorium it is not a permanent ban on such taxes. The imposition of such taxes in the future could materially adversely affect our business, financial condition and results of operations.

In addition, on July 1, 2003, a directive became effective in the European Union (EU) requiring non-EU providers of electronically supplied services to private individuals and non-business organizations in the EU to impose value-added taxes (VAT) on such services. Although not all of the EU member states have yet implemented the directive nor have the tax authorities of all of the member states published official guidance on the rules, if we are required to comply with this directive, we will have to implement system changes. These systems changes may be significant and it is not yet clear which of our products and services would be subject to this directive. We are not currently in compliance with this directive and, as a result, we may be subject to claims for VAT dating back to July 1, 2003, plus interest and/or penalties. In addition, imposition of VAT may also lead to some of our services and products that we offer in EU countries becoming more expensive relative to services rendered in those countries by EU businesses, which could put us at a competitive disadvantage if we pass along the VAT to our customers, or could reduce our profit margin if we decide to absorb the VAT as an additional cost to our business.

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

As of May 4, 2004, our executive officers and directors beneficially owned approximately 22.2% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than one year. Accordingly, we estimate that the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At March 31, 2004 the fair value of our investments in publicly traded stocks was $0.2 million. We did not have any foreign currency hedging or derivative instruments at March 31, 2004.

We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. While we have no present intention of utilizing derivative financial instruments in the future, it is possible that we may enter into such transactions or similar transactions. At March 31, 2004 we had no long-term debt.

Our consolidated financial statements are denominated in U.S. dollars. We derived 13% of our net revenues in the first quarter of 2004 from operations outside of the United States. We face foreign currency risks in part because our European subsidiaries receive revenues in local currencies, and in part because the expenses of our customer service center are paid in Canadian dollars. Our European subsidiaries incur most of their expenses in their local currencies, which in part offsets our foreign currency risk related to European revenues received in local currencies. Our European subsidiaries use the local currency as their functional currency. Because the financial results of our foreign subsidiaries are translated into U.S. dollars for consolidation, as exchange rates vary, such financial results may vary from expectations and may adversely impact our operating results and our net income (loss).

Item 4.    Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected. While we believe that our disclosure controls and procedures and our internal control over financial reporting have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and our internal control over financial reporting to monitor ongoing developments in this area.

In the past we have had material weaknesses in our internal control over financial reporting; however, during the fourth quarter of 2003, we completed the implementation of a number of new processes and new accounting system modules which have since corrected these weaknesses. There were no significant changes in our internal control over financial reporting subsequent to our evaluation of the Company's internal control over financial reporting that could materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

In November 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the

"Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 defendants. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies including the negotiation of a settlement agreement and its approval by the Court. We cannot predict whether or when a settlement will occur or be finalized.

Register.com has been named as a defendant in a purported class action lawsuit filed on May 2, 2002, which alleges that our SafeRenew program violates New York law. This lawsuit was filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On April 28, 2003, Register.com filed an answer denying the material allegations of the complaint. On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On July 23, 2003 the Court heard oral arguments on Register.com's motion. On February 2, 2004, Plaintiff perfected an appeal from the dismissal of the Section 5-903 claims. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling, and the two appeals have been consolidated. While we intend to continue to defend ourselves vigorously in this lawsuit, in an effort to mitigate a potential worst-case scenario, we entered into an insurance agreement pursuant to which, in accordance with its terms and conditions, to the extent that we have a final judgment in excess of $15 million our insurance carrier would cover up to an additional $30 million.

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

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleges that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com has (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) been unjustly enriched. Prior to the filing of the lawsuit, in addition to disclosing the Coming Soon page by means of such domain names, Register.com also disclosed the existence of the Coming Soon page in the "Help" and "Frequently Asked Questions" portions of its website. In March 2001, Register.com added an additional disclosure concerning the Coming Soon page to Register.com's Services Agreement. In April 2001, Register.com filed a motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted and in August 2001, Register.com's motion was granted. Plaintiff appealed the dismissal to the Appellate Division, First Department, and in April 2003 the Appellate Division affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a coupon for a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel. These coupons expire in October 2004, after which the settlement will be finalized and the case will be dismissed.

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

ITEM 6.

Exhibits and Report on Form 8-K.

(a) Exhibits

Number		Description
10.1		Separation Agreement and General Release with Walt Meffert Jr. dated April 23, 2004.
10.2	*	Offer Letter with Sushant Mohanty dated September 9, 2002.
10.3	*	Amendment dated April 26, 2004 to Offer Letter with Sushant Mohanty.
31.1		Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.
32.2		Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.

*	Indicates management contract or compensatory plan or arrangement.

(b)    The following reports on Form 8-K were filed during the quarter ended March 31, 2004.

On February 12, 2004, we filed a Current Report on Form 8-K, Item 12, furnishing a press release announcing our financial results for the fourth quarter and year ended December 31, 2003.

On March 12, 2004, we filed a Current Report on Form 8-K, Item 5, announcing the date for our Annual Meeting and related matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTER.COM, INC.
Date: May 7, 2004	By: /s/ Jonathan Stern
Name: Jonathan Stern Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Separation Agreement and General Release with Walt Meffert Jr. dated April 23, 2004.
10.2*	Offer Letter with Sushant Mohanty dated September 9, 2002.
10.3*	Amendment dated April 26, 2004 to Offer Letter with Sushant Mohanty.
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.

*	Indicates management contract or compensatory plan or arrangement.