Form 10-Q
period 2004-06-30
REGISTER COM INC
filed 2004-08-06
CIK 1091284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes No

As of August 4, 2004 there were 23,709,554 shares of the registrant's common stock outstanding.

Register.com, Inc.

FORM 10-Q

i

PART I.    CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

Register.com, Inc.
Consolidated Balance Sheet

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$65,662	$52,991
Short-term investments	24,645	39,043
Accounts receivable, less allowance of $1,513 and $1,850, respectively	6,990	6,505
Prepaid domain name registry fees	13,819	14,477
Deferred tax assets, net	26,233	24,927
Other current assets	3,079	2,388
Total current assets	140,428	140,331
Fixed assets, net	8,217	8,363
Prepaid domain name registry fees, net of current portion	9,995	9,856
Other investments	496	396
Marketable securities	10,262	2,527
Intangible assets, net	1,696	1,952
Total assets	$171,094	$163,425
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$19,934	$16,214
Deferred revenue	54,628	53,728
Total current liabilities	74,562	69,942
Deferred revenue, net of current portion	35,123	33,191
Total liabilities	109,685	103,133
Commitments and contingencies
Stockholders' equity
Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized; 23,699,880 and 23,536,801 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	100,330	100,228
Unearned compensation	(182)	(528)
Accumulated other comprehensive income	2,111	2,144
Accumulated deficit	(40,852)	(41,554)
Total stockholders' equity	61,409	60,292
Total liabilities and stockholders' equity	$171,094	$163,425

The accompanying notes are an integral part of these consolidated financial statements. The information for December 31, 2003 was obtained from audited financial statements but excludes certain disclosures required by generally accepted accounting principles.

Register.com, Inc.
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	$24,419	$26,167	$50,336	$53,257
Cost of revenues	7,795	8,570	16,206	16,861
Gross profit	16,624	17,597	34,130	36,396
Operating costs and expenses
Sales and marketing	7,069	6,599	14,374	13,246
Research and development	4,677	4,169	8,851	8,070
General and administrative (including non-cash compensation of $79, $287, $246, and $475, respectively)	5,322	11,354	9,936	17,446
Amortization of intangibles	157	135	315	269
Total operating expenses	17,225	22,257	33,476	39,031
(Loss) income from operations	(601)	(4,660)	654	(2,635)
Other income, net	235	899	594	1,778
(Loss) income before (benefit) provision for income taxes	(366)	(3,761)	1,248	(857)
(Benefit) provision for income taxes	18	(765)	547	129
Net (loss) income	(384)	(2,996)	701	(986)

Other comprehensive (loss) income:
Unrealized loss on marketable securities	(103)	(67)	(91)	(340)
Unrealized (loss) gain on foreign currency translation	(99)	396	58	180
Comprehensive (loss) income	$(586)	$(2,667)	$668	$(1,146)

Basic (loss) income per share	$(0.02)	$(0.07)	$0.03	$(0.02)
Diluted (loss) income per share	$(0.02)	$(0.07)	$0.03	$(0.02)
Weighted average number of shares outstanding:
Basic	23,645	40,991	23,602	40,819
Diluted	23,645	40,991	24,920	40,819

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:	(in thousands)
Net income (loss)	$701	$(986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,032	2,472
Gain on sale of fixed assets	(443)	—
Compensatory stock options and warrants expense	246	475
Deferred income taxes	(1,306)	(555)
Tax benefit from exercise of employee stock option	—	54
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	(388)	(370)
Prepaid domain name registry fees	598	(1,229)
Deferred revenues	2,562	1,838
Other current assets	(793)	(2,461)
Accounts payable and accrued liabilities	3,759	3,693
Net cash provided by operating activities	6,968	2,931
Cash flows from investing activities:
Purchases of fixed assets	(2,089)	(2,567)
Proceeds from sale of fixed assets	997	—
Purchases of investments	(163,226)	(167,132)
Maturities of investments	169,789	210,011
Net cash provided by investing activities	5,471	40,312
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	202	490
Repayment of notes payable	—	(9,927)
Net cash provided by (used in) financing activities	202	(9,437)
Effect of exchange rate changes on cash	30	279
Net increase in cash and cash equivalents	12,671	34,085
Cash and cash equivalents at beginning of period	52,991	50,557
Cash and cash equivalents at end of period	$65,662	$84,642

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

Cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has pledged $3.2 and $3.1 million of its cash as of June 30, 2004 and December 31, 2003, respectively as security deposits, primarily to support outstanding letters of credit.

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

Fixed assets

Depreciation and amortization is calculated using the straight-line method. Estimated useful lives are as follows: capitalized computer software – three years; equipment, furniture and fixtures – three to five years; buildings – fifty years; leasehold improvements – shorter of the estimated useful life of each improvement or the lease term. Costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations as incurred.

In May 2004, the Company sold certain owned real estate for $1.0 million, resulting in a gain of $0.4 million, which is reflected as a reduction of general and administrative expenses in the Consolidated Statement of Operations.

Revenue recognition

The Company's revenues are primarily derived from domain name registration fees, other products and services, and advertising.

Domain name registration fees

Registration fees charged to end-users for registration services are recognized on a straight-line basis over the registration term. A majority of end-user subscribers pay for services with credit cards for which the Company receives remittances from the credit card associations, generally within two business days after the sale transaction is processed. A provision for estimated refunds to customers and chargebacks from customers is recorded as a reduction of deferred revenue and accounts receivable. For many of our corporate customers who register domain names through our Corporate Services division and participants in our Global Partner Network, we establish lines of credit based on credit worthiness. Referral commissions earned by participants in our Global Partner Network are deducted from gross registration revenue for presentation in our financial statements.

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

Concentration of credit risk

Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across various industries and geographic areas. No single customer comprised more than 5% of our gross accounts receivable balance as of June 30, 2004. The Company has no derivative financial instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's most significant estimates relate to potential refunds to customers and credit card chargebacks from customers; the realizability of accounts receivable, fixed assets, other investments, intangible assets, and deferred tax assets; potential liability to credit card associations for penalties for credit card chargebacks and refunds in excess of certain thresholds; potential liability for various matters in litigation; and estimated useful lives of fixed assets and intangible assets. Actual results could differ from management's estimates. The markets for the Company's products and services are characterized by intense competition, continual technology advances and new product/service introductions, all of which could impact the future realizability of the Company's assets.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company provides the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation."

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share had compensation cost for stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as defined in SFAS 123. Because option grants awarded during 2004 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net (loss) income:
As reported	$(384)	$(2,996)	$701	$(986)
Add: Stock-based employee compensation included in net income as reported	79	287	246	475
Deduct: Total stock-based employee compensation income (expense) determined under the fair value based method	(371)	13	(1,082)	(1,026)
Pro forma	$(676)	$(2,696)	$(135)	$(1,537)
Net (loss) income per share:
As reported – basic	$(0.02)	$(0.07)	$0.04	$(0.02)
As reported – diluted	$(0.02)	$(0.07)	$0.03	$(0.02)

Pro forma – basic	$(0.03)	$(0.07)	$(0.01)	$(0.02)
Pro forma – diluted	$(0.03)	$(0.07)	$(0.01)	$(0.02)

Net income per share

The Company calculates earnings per share in accordance with SFAS 128, "Earnings Per Share."

Basic earnings per share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the proceeds of exercises of options and warrants.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net (loss) income per share — basic:
Net (loss) income available to common shareholders	$(384)	$(2,996)	$701	$(986)
Weighted average shares — basic	23,645	40,991	23,602	40,819
Net (loss) income per share — basic	$(0.02)	$(0.07)	$0.03	$(0.02)

Net (loss) income per share — diluted:
Net (loss) income	$(384)	$(2,996)	$701	$(986)
Weighted average shares outstanding — basic	23,645	40,991	23,602	40,819
Dilutive effect of stock options	196	452	190	329
Dilutive effect of warrants	1,094	2,225	1,128	2,225
Weighted average shares — diluted	24,935	43,668	24,920	43,373
Net income per share — diluted	*	*	$0.03	*

For the three months ended June 30, 2004 and 2003, respectively, 2.7 million and 3.5 million, stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during such periods and were therefore anti-dilutive. For the six months ended June 30, 2004 and 2003, respectively, 2.7 million and 3.9 million, stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater that the average market price of the common shares and were therefore anti-dilutive.

* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, diluted net loss per share is the same as basic net loss per share.

Weighted average number of shares

The weighted average number of shares outstanding (basic) for the three and six months ended June 30, 2004 was 23,645,000 and 23,602,000, respectively. For the comparable periods of 2003, the weighted average number of shares outstanding was 40,991,000 and 40,819,000, respectively. As a result of the completion in September 2003 of the Company's $120 million self-tender offer, in which the Company purchased 17,910,347 shares of its common stock and warrants to purchase 987,283 shares of its common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the number of shares outstanding declined as of that date. The lower weighted average number of shares will have the effect of increasing net income (loss) per share in future periods as compared to earlier periods where the number of outstanding shares was larger.

Comprehensive income

The Company follows SFAS 130, "Reporting Comprehensive Income." This statement requires that items of comprehensive income be classified by their nature in the financial statements, with accumulated balances shown separately.

The difference between net income (loss) and comprehensive income (loss) for the three months ended June 30, 2004 was $0.2 million, representing an unrealized loss on foreign currency translation of $0.1 million and an unrealized loss on marketable securities of $0.1 million. For the six months ended June 30, 2004, the difference between net income and comprehensive income was $33,000, representing a net unrealized loss on marketable securities of $91,000 offset by an unrealized gain on foreign currency translation of $58,000.

The difference between net income (loss) and comprehensive income (loss) for the three months ended June 30, 2003 was $0.3 million, representing an unrealized gain on foreign currency translation of $0.4 million offset by an unrealized loss on marketable securities of $0.1 million. For the six months ended June 30, 2003, the difference between net income and comprehensive income was $0.2 million, representing a net unrealized loss on marketable securities of $0.4 million offset by an unrealized gain on foreign currency translation of $0.2 million.

Reclassification

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

The Company has reviewed newly issued recent accounting pronouncements and has determined that there are no recently issued pronouncements which impact the financial statements.

Intangible assets

We review our intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of intangibles using estimated undiscounted cash flows. These cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related amortization period. We also compare the total market value of our common stock with the book value of our stockholders' equity. Based on the foregoing factors, if we conclude that an other-than-temporary impairment of intangibles has occurred, we record an impairment write-down.

A breakdown of the Company's intangible assets, all of which were recorded in connection with the acquisition of RCOM Europe, and the related amortization is:

	As of June 30, 2004
	Gross Book Value	Accumulated Amortization (in thousands)	Net Book Value
Intangible assets:
Software	$497	$368	$129
Tradename	113	34	79
Customer list	2,150	662	1,488
Total	$2,760	$1,064	$1,696
Projected amortization expense:
Remainder of year 2004	$309
Year 2005	$619
Year 2006	$619
Year 2007	$149

2.    Commitments and Contingencies

Litigation

In November 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 defendants. Among other provisions, the settlement agreement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would also agree to take certain actions, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement has not yet been executed and will be subject to approval by the court, which approval cannot be assured. We cannot predict whether or when a settlement will occur or be finalized.

Register.com was named as a defendant in a purported class action lawsuit filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York on May 2, 2002, which alleged that our SafeRenew program violates New York law. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, ..net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling and on June 8, 2004 the Appellate Division, First Department affirmed the dismissal of all five counts. On July 30, 2004, Register.com and the Plaintiff agreed upon a settlement, the terms of which are at present confidential and remain subject to approval by the Court. The Company has reserved $1.4 million for the settlement which it estimates to be its probable exposure net of contributions to be made by its insurance carrier.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleged that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) was unjustly enriched. In August 2001, the Court granted Register.com's motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted. Plaintiff appealed the dismissal and in April 2003 the Appellate Division, First Department affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a coupon for a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel. These coupons expire in October 2004, after which the settlement will be finalized and the case will be dismissed.

On or about August 7, 2003 and August 8, 2003, purported stockholders of the Company filed two separate complaints in the Court of Chancery of Delaware against the Company and certain current and past individual members of the Company's Board of Directors. The first complaint was styled as McBride v. Register.com, Inc., et al (C.A. No. 20470) and the second complaint was styled as DeMatte v. Register.com, Inc., et al (C.A. No. 20474). On November 3, 2003, the two cases were consolidated (C.A. No. 20470) and on November 5, 2003, an amended complaint was filed. The complaint alleges, among other things, that the named defendants breached their fiduciary duties in connection with the self tender that the Company commenced in August 2003 and completed in September 2003, and that the self tender is an attempt by the individual defendants to entrench their positions in the Company. The complaint seeks, among other things, the court's certification as a class action lawsuit, unspecified damages and rescission of the self tender. On December 5, 2003 Register.com filed a motion to dismiss for failure to state a claim upon which relief can be granted and failure to comply with the requirements of Rule 23.1 and on February 26, 2004 Register.com filed a brief in support of such motion. The Company has not accrued for any expenses in connection with the foregoing litigation because the Company cannot estimate the associated liability, if any, that may arise from such litigation.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Credit Card Penalties

The Company is experiencing high rates of refunds to customers and chargebacks from credit card associations in excess of the contractual specified levels, which have resulted in the assessment of financial penalties by two credit card associations for periods through December 31, 2001. If the Company is unable to lower its refund and chargeback rates to levels defined in the credit card associations' rules, the Company could continue to face such penalties and may lose its rights to accept credit card payments from customers through one or more credit card associations. Under one association's rules, additional potential penalties may be imposed at the discretion of the association, and the Company would be contractually obligated to pay such penalties if assessed. Any such penalties would be imposed on the Company's credit card processor by the association, and under the Company's contract with its processor, the Company is required to reimburse such penalties.

Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that the Company accrue charges to general and administrative expense to cover what the Company estimates to be the maximum potential penalties that could be imposed under that association's rules for transactions occurring during those periods. Accordingly, the Company accrued expense charges of $0.5 million, $1.0 million, $0.6 million and $1.3 million for the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003, respectively. As of June 30, 2004 the Company has accrued a total of $7.2 million for such potential penalties, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet. The Company has had discussions and correspondence with its credit card processor regarding these potential penalties. Based on these discussions and correspondence, the Company believes that it is likely that it will not be required to pay the full amount accrued to date, or perhaps any amount at all. However the Company's credit card processor will not confirm that the credit card association will not exercise its contractual right to assess penalties. Accordingly, the Company is required to continue to accrue for such potential penalties. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time.

3.    Geographic and Product Data

The Company maintains operations in the United States and the United Kingdom. Geographic information for the three and six months ending June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net (loss) income:
North America	$(187)	$(2,505)	$1,010	$668
Europe	(197)	(491)	(309)	(1,654)
	$(384)	$(2,996)	$701	$(986)
Net revenues:
North America	$21,981	$23,522	$44,551	$48,148
Europe	2,438	2,645	5,785	5,109
	$24,419	$26,167	$50,336	$53,257

	June 30, 2004	December 31, 2003
	(in thousands)
Long lived assets:
North America	$17,173	$16,317
Europe	2,735	3,854
	$19,908	$20,171

The Company maintains three separate product lines. Product line information for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net revenue:
Domain name registrations	$20,872	$22,499	$43,586	$46,357
Other products and services	3,207	2,392	6,094	4,453
Advertising	340	1,276	656	2,447
	$24,419	$26,167	$50,336	$53,257

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

We began processing domain name registrations in the generic top level domains (gTLDs) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 3.0 million active domain name registrations under management as of June 30, 2004, representing approximately 1.0 million customers. Currently, we register, renew and transfer domain names in TLDs such as .com, .net, .org, .biz, .info and ..name and in over 400 country code top level domains (ccTLDs), including .de for Germany and .jp for Japan and sub domains, such as ..co.uk and .org.uk for the United Kingdom.

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

Our Retail division focuses on small to medium-sized businesses and on individuals. Generally, these customers purchase domain name registration services and other value-added services directly from our website located at www.register.com. In addition to our Retail division, we maintain a Corporate Services division. Our Corporate Services division provides domain name registration and related products and services, including global registration and management services and online brand and trademark protection, to large corporate enterprises with specialized registration needs. In order to extend the distribution reach of our products and services, we also maintain a Global Partner Network (GPN) wholesale division which works with companies that resell our domain name registration and related products and services to their customers. Our GPN partners are typically Internet Service Providers (ISPs), web-hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators.

In late 2002, we began a restructuring program to address the challenges facing our business. The primary goal of our restructuring program is to introduce new systems that will enable us to operate our business more efficiently. For our Retail division, we are building a new and more flexible systems architecture which we believe will enable us to introduce new products and services more rapidly and cost effectively and to improve our operating efficiencies and reduce costs. We believe that by making our technology architecture more flexible and efficient we will achieve these goals. For our Corporate Services division, we are developing a system to automate as much of the order processing and fulfillment for ccTLD registrations as possible. We anticipate that our new Corporate Services system will enable us take sales orders and fulfill them on a more highly automated basis, thereby reducing our costs and increasing our efficiency and accuracy. The above noted enhancements for the Retail division and the Corporate Services division system may not yield the cost savings and/or efficiencies expected.

As part of our cost reduction efforts, we have also relocated some of our groups and operations to our Canadian facility, where the overhead and labor costs are lower than in our other locations. In addition, in February 2004, we sold our .pro registry, which had received ICANN's approval to operate. We sold the .pro registry because we concluded that operating a registry would have distracted us and taken time, energy and resources from our core business of operating a registrar and selling related value-added products and services.

Significant Accounting Policies

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our most significant estimates relate to potential refunds to customers and credit card chargebacks initiated by customers through their bank; the realizability of accounts receivable, fixed assets, other investments, intangible assets, and deferred tax assets; potential liability to our credit card processor for penalties for credit card chargebacks and refunds in excess of certain thresholds; potential liability for various matters in litigation; and estimated useful lives of fixed assets and intangible assets. Actual results could differ from management's estimates. The markets for our products and services are characterized by intense competition, continual technology advances and new product/service introductions, all of which could impact the future realizability of our assets.

Net Revenues

We derive our net revenues from domain name registrations, other products and services and advertising. We earn registration fees in connection with new, renewed, and transferred-in registrations. Registration periods generally range from one to ten years.

Domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. Under this subscription-based model, we recognize revenue over the period during which we provide the registration services, including customer service and maintenance of the individual domain name records. We require prepayment at the time of sale via credit card for most online domain name registration sales and other products and services, which provides us with the full cash fee at the beginning of the registration period whereas we recognize the revenues over the registration period. For many of our customers who register domain names through our Corporate Services division, and certain of the participants in our Global Partner Network, we establish lines of credit based on credit worthiness.

Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. As a result, we must estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period. In determining our estimate, on a monthly basis we review historical rates of credit card chargebacks, current economic trends and changes in acceptance of our products and services. Deferred revenues and revenues recognized are presented net of provisions for estimated refunds to customers and credit card chargebacks initiated by customers through their bank.

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

Our total domain names under management was approximately 3.1 and 3.0 million as of December 31, 2003 and June 30, 2004, respectively.

Other products and services, which primarily consist of email, domain name forwarding, web hosting, application processing fees for new gTLDs, intellectual property protection services related to the introduction of new gTLDs and software, and fees for modifying existing registrations, are sold either as one time offerings or through annual or monthly subscriptions, depending on the product or service. Revenues from our other products and services are recognized ratably over the period in which we provide such services. Revenues from processing fees for domain name applications, which may or may not result in domain name registrations, and other intellectual property protection services related to the introduction of new gTLDs, are recognized upon the provision of services.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative (including non-cash compensation), and amortization of intangibles. Our sales and marketing expenses consist primarily of employee salaries, including customer service representatives, marketing programs such as advertising, and commissions paid to our sales representatives. Research and development expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, enhancement of existing products and services, and quality assurance. General and administrative expenses, excluding non-cash compensation, include salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional fees, insurance premiums, penalties for excessive credit card chargebacks and refunds, and provisions for uncollectible receivables. Facilities costs are allocated across the various operating expense categories. We account for non-cash compensation expense in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Non-cash compensation expense relates to grants of restricted stock, stock options and warrants to employees, directors, consultants and vendors with exercise prices below fair market value of the underlying stock on the date of grant; for grants through June 30, 2004, noncash compensation charges in future periods will be insignificant. If grants are made in future periods for which non-cash compensation expense is applicable, such noncash expense would reduce our earnings or increase our losses in future periods.

The credit card associations may impose financial penalties if our chargebacks and/or refunds exceed certain thresholds. Such penalties are not charged to revenues, but are classified as general and administrative expense. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that we accrue amounts to cover what we estimate to be the maximum potential penalties that could be imposed under that association's rules. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess accounts previously accrued, as a reduction of general and administrative expense at that time.

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

We review our intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of intangibles using estimated undiscounted cash flows. Based on the foregoing factors, if we conclude that an other-than-temporary impairment of intangibles has occurred, we record an impairment write-down.

Income Taxes

In preparing our financial statements, we make estimates of our current tax obligations and temporary differences resulting from timing differences for reporting items for financial statement and tax purposes, the most significant of which is deferred revenue. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Valuation allowances are established when appropriate based on management's judgment, to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

Net Income (Loss)

Although we were profitable for the first six months of 2004 and the year 2003, we were not profitable for the second quarter of 2004 or the year 2002. Our net loss for 2002 included a goodwill impairment write-down and amortization of intangibles of $17.0 million. Although we have recently taken several initiatives intended to reduce our operating expenses, we cannot assure you as to when or if these reductions will be realized. Losses at RCOM Europe and RPI Inc. (formerly RegistryPro, Inc.) have contributed to a decline in our profitability. Further, we anticipate that our revenues from advertising will be materially lower in 2004 and future periods compared with prior years. We expect losses at RCOM Europe to impact our profitability negatively through the year 2004 and perhaps beyond. We sold our .pro registry in February 2004 and, accordingly, RPI Inc. should not have a significant negative impact on our profitability in 2004 or beyond. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to be potentially liable for significant penalties from credit card associations, which would continue to impact our profitability (see "Risk Factors" for additional information). From January 1, 2002 through June 30, 2004, the Company has accrued a total of $7.2 million for such potential penalties, which amount is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time.

For all the above reasons, we cannot assure you that we will be able to operate profitably or continue to generate positive cash flow in the future.

Results of Operations

The following tables set forth selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three and six months ended June 30, 2004 and 2003. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts set forth below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	$24,419	$26,167	$50,336	$53,257
Cost of revenues	7,795	8,570	16,206	16,861
Gross profit	16,624	17,597	34,130	36,396
Operating costs and expenses
Sales and marketing	7,069	6,599	14,374	13,246
Research and development	4,677	4,169	8,851	8,070
General and administrative (including non-cash compensation of $79, $287, $246, and $475, respectively)	5,322	11,354	9,936	17,446
Amortization of intangibles	157	135	315	269
Total operating expenses	17,225	22,257	33,476	39,031
Income (loss) from operations	(601)	(4,660)	654	(2,635)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Other income, net	235	899	594	1,778
Income (loss) before provision for income taxes	(366)	(3,761)	1,248	(857)
(Benefit)/provision for income taxes	18	(765)	547	129
Net income(loss)	(384)	(2,996)	701	(986)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(103)	(67)	91	(340)
Unrealized gain (loss) on foreign currency translation	(99)	396	(58)	180
Comprehensive income(loss)	$(586)	$(2,667)	$668	$(1,146)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of revenues	32	33	32	32
Gross profit	68	67	68	68
Operating costs and expenses
Sales and marketing	29	25	29	25
Research and development	19	16	18	15
General and administrative (includes non-cash compensation of 0% and 0%, respectively)	22	43	20	33
Amortization of intangibles	1	1	1	1
Total operating costs and expenses	71	85	67	73
Income loss from operations	(2)	(18)	1	(5)
Other income, net	1	3	1	3
Income (loss) before provision for income taxes	(1)	(14)	2	(2)
(Benefit)/provision for income taxes	—	(3)	1	—
Net income (loss)	(2)	(11)	1	(2)
Unrealized loss on marketable securities	—	—	—	(1)
Unrealized gain on foreign currency translation	—	2	—	—
Comprehensive income (loss)	(2)%	(10)%	1%	(2)%

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net Revenues

Total net revenues decreased 7 % to $24.4 million for the second quarter of 2004 from $26.2 million for the second quarter of 2003.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 7% to $20.9 million for the second quarter of 2004 from $22.5 million for the second quarter of 2003. The decrease was due to a lower number of domain names under management.

Other Products and Services.    Revenues from other products and services increased 34% to $3.2 million for the second quarter of 2004 from $2.4 million for the second quarter of 2003. The increase was due primarily to increased revenues from WebSiteNow!TM and email services, and $0.3 million from non-recurring sales of .pro products and services.

At June 30, 2004, we had $89.8 million of deferred revenue compared with $88.7 million at March 31, 2004, representing an increase of $1.1 million during the second quarter of 2004. The increase was due to sales of domain name registrations in the second quarter of 2004 exceeding revenue recognition of previously recorded sales. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Advertising.    Revenues from advertising decreased 73% to $0.3 million for the second quarter of 2004 from $1.3 million for the second quarter of 2003. From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web-hosting services, accounted for approximately $1.0 million of advertising revenues per quarter. However, once we began selling web-hosting services directly to our own customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with them. We have not sold advertising to this advertising customer after September 30, 2003 and we do not anticipate any additional revenue from this customer. Accordingly, our advertising revenue has declined by approximately $1.0 million in each of the past three quarters compared with the level of advertising revenue in the third quarter of 2003, and, unless we can replace these revenues with advertising sales to other customers, we expect that decline to continue in the next quarter as well. Our sales of web-hosting services directly to our own customers are classified as revenues from other products and services.

Cost of Revenues

Cost of Revenues.    Total cost of revenues decreased 9% to $7.8 million for the second quarter of 2004 from $8.6 million for the second quarter of 2003.

Cost of Domain Name Registrations.    Cost recognized for domain name registrations decreased 10% to $7.3 million for the second quarter of 2004 from $8.1 million for the second quarter of 2003. The decrease was due primarily to a lower number of names under management, as well as reduction of data center expenses.

Cost of Other Products and Services.    Cost of other products and services increased 11% to $0.5 million for the second quarter of 2004 from $0.4 million for the second quarter of 2003. The increase was related to the higher revenue from other products and services.

Gross Profit Margin

Our gross profit margin increased to 68% in the second quarter of 2004 from 67% in the second quarter of 2003, due to higher revenue from other products and services, which carry a higher gross profit margin than domain name registrations.

Operating Expenses

Total operating expenses decreased 23% to $17.2 million for the second quarter of 2004 from $22.3 million for the second quarter of 2003.

Sales and Marketing.    Sales and marketing expenses increased 7% to $7.1 million for the second quarter of 2004 from $6.6 million for the second quarter of 2003. The increase was primarily due to increases in television and radio advertisements and online media spending. We anticipate that our marketing expense may increase during the remainder of 2004.

Research and Development.    Research and development expenses increased 12% to $4.7 million for the second quarter of 2004 from $4.2 million for the second quarter of 2003. The increase resulted primarily from higher costs for technology personnel working to improve our systems and operations. We anticipate that research and development expenses will remain high in the coming periods as we continue our efforts to upgrade and improve our systems.

General and Administrative.    General and administrative expenses decreased 53% to $5.3 million for the second quarter of 2004 from $11.4 million for the second quarter of 2003. The decrease resulted primarily from the incurrence in 2003 of $5.4 million of advisory fees and expenses in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003. Also contributing to the decrease was a reduction of $0.8 million in our bad debt expense in the second quarter of 2004 as a result of our collections of past-due receivables, and a $0.4 million gain on sale of a property in that period. The aforementioned factors were offset in part by a $1.4 million provision for settlement of certain litigation – see Note 2 to Consolidated Financial Statements for further information. Generally accepted accounting principles require the Company to accrue amounts to cover what the Company estimates to be the maximum potential financial penalties that could be imposed by credit card associations if our chargebacks and/or refunds exceed certain thresholds. Accordingly, general and administrative expense for the second quarter of 2004 and 2003 includes $0.5 million and $0.6 million, respectively, for such potential penalties. As of June 30, 2004 the Company has accrued a total of $7.2 million for such potential penalties, which amount is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. Any such potential penalties would be imposed at the discretion of the credit card association. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued, as a reduction of general and administrative expense at that time.

Other Income, Net

Other income, net, which consists of interest income, interest expense, and other items of nonoperating income and expense, decreased to $0.2 million for the second quarter of 2004 from $0.9 million for the second quarter of 2003. The decrease was primarily due to a reduction of interest income as a result of our lower cash balance, which resulted from our self-tender offer for $120 million of our common stock and warrants which was completed in September 2003.

Provision for Income Taxes

We recorded a net provision for income taxes in the second quarter of 2004, rather than a tax benefit related to the pretax loss, primarily as a result of a change resulting from an adjustment to the deferred tax asset related to a state tax rate change. In the second quarter of 2003, we recorded a tax benefit of $0.8 million, representing an effective rate of 20% of the pretax loss. This lower-than-statutory effective tax rate (43%) resulted in part from our receipt of tax-free interest income from our investment portfolio, and in part from research and development tax credits.

Earnings Per Share – Weighted average number of shares

As a result of the completion in September 2003 of the Company's $120 million self-tender offer, in which the Company purchased 17,910,347 shares of its common stock and warrants to purchase 987,283 shares of its common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the number of shares outstanding declined as of that date. The lower weighted average number of shares will have the effect of increasing net income (loss) per share in future periods as compared to earlier periods when the number of outstanding shares was larger. The use of $120 million of our cash to consummate the self-tender offer has reduced and will continue to reduce our future interest income because our available cash and investment balances will be lower than prior periods.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Net Revenues

Total net revenues decreased 5% to $50.3 million in the first six months of 2004 from $53.3 million in the first six months of 2003.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 6% to $43.6 million for the first six months of 2004 from $46.4 million for the first six months of 2003. The decrease was due to a lower number of domain names under management.

Other Products and Services.    Revenues from other products and services increased 37% to $6.1 million for the first six months of 2004 from $4.5 million for the first six months of 2003. The increase was due primarily to increased revenues from WebSiteNow! and email services, and $0.3 million from non-recurring sales of .pro products and services.

At June 30, 2004, we had $89.8 million of deferred revenue compared with $86.9 million at December 31, 2003, representing an increase of $2.9 million during the first six months of 2004. The increase was due to sales of domain name registrations in the first six months of 2004 exceeding revenue recognition of previously recorded sales. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Advertising.    Revenues from advertising decreased 73% to $0.7 million for the first six months of 2004 from $2.4 million for the first six months of 2003. From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web-hosting services, accounted for approximately $1.0 million of advertising revenues per quarter. However, once we began selling web-hosting services directly to our own customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with them. We have not sold advertising to this advertising customer after September 30, 2003 and we do not anticipate any additional revenue from this customer. Accordingly, our advertising revenue has declined by approximately $1.0 million in each of the past three quarters compared with the level of advertising revenue in the third quarter of 2003, and, unless we can replace these revenues with advertising sales to other customers, we expect that decline to continue in the next quarter as well. Our sales of web-hosting services directly to our own customers are classified as revenues from other products and services.

Cost of Revenues

Cost of Revenues.    Total cost of revenues decreased 4% to $16.2 million in the first six months of 2004 from $16.9 million in the first six months of 2003.

Cost of Domain Name Registrations.    Cost recognized for domain name registrations decreased 4% to $15.4 million for the first six months of 2004 from $16.1 million for the first six months of 2003. The decrease was primarily due to a lower number of names under management and a reduction of data center expenses, offset in part by a $0.5 million writeoff of certain prepaid domain name registry fees in the first quarter of 2004 related to domain names seized from customers for which we had incurred registry fees which are not recoverable.

Cost of Other Products and Services.    Cost of other products and services increased 5%, related to the higher revenue from other products and services.

Gross Profit Margin

Our gross profit margin was approximately 68% for the first six months of 2004 and the first six months of 2003. The positive impact on our gross profit margin in the first six months of 2004 resulting from higher revenues from other products and services, was offset by the negative impact on our gross profit margin resulting from lower advertising revenues in the first six months of 2004.

Operating Expenses

Total operating expenses decreased 14% to $33.5 million for the first six months of 2004 from $39.0 million for the first six months of 2003.

Sales and Marketing.    Sales and marketing expenses increased 9% to $14.4 million for the first six months of 2004 from $13.2 million for the first six months of 2003. The increase was primarily due to increases in television and radio advertisements and online media spending. We anticipate that our marketing expense may increase during the remainder of 2004.

Research and Development.    Research and development expenses increased 10% to $8.9 million for the first six months of 2004 from $8.1 million for the first six months of 2003. The increase resulted primarily from higher costs for technology personnel working to improve our systems and operations. We anticipate that research and development expenses will remain high in the coming periods as we continue our efforts to upgrade and improve our systems.

General and Administrative.    General and administrative expenses decreased 43% to $9.9 million for the first six months of 2004 from $17.4 million for the first six months of 2003. The decrease resulted primarily from the incurrence in 2003 of $6.4 million of advisory fees and expenses in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003. Also contributing to the decrease was a reduction of $1.1 million in our bad debt expense in the first quarter of 2004 as a result of our collections of past-due receivables. The aforementioned factors were offset in part by a $1.4 million provision for settlement of certain litigation – see Note 2 to Financial Statements for further information. Generally accepted accounting principles require the Company to accrue amounts to cover what the Company estimates to be the maximum potential financial penalties that could be imposed by credit card associations if our chargebacks and/or refunds exceed certain thresholds. Accordingly, general and administrative expense for the first six months of 2004 and 2003 includes $1.0 million and $1.3 million, respectively, for such potential penalties. As of June 30, 2004 the Company has accrued a total of $7.2 million for such potential penalties, which amount is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. Any such potential penalties would be imposed at the discretion of the credit card association. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued, as a reduction of general and administrative expense at that time.

Other Income, Net

Other income, net, which consists of interest income, interest expense, and other items of nonoperating income and expense, decreased to $0.6 million for the first six months of 2004 from $1.8 million for the first six months of 2003. The decrease was primarily due to a reduction of interest income as a result of our lower cash balance, which resulted from our self-tender offer for $120 million of our common stock and warrants which was completed in September 2003.

Provision for Income Taxes

The provision for income taxes in the first six months of 2004 was $0.5 million. This was comprised of an effective tax rate of 28% pretax income, plus a charge resulting from an adjustment to the deferred tax asset which related to a state tax rate change. The provision for income taxes in the first six months of 2003 was $0.1 million, representing an effective rate of 15% of pretax loss. Our lower-than-statutory effective tax rate (43%) in both periods resulted in part from our receipt of tax-free interest income from our investment portfolio, and in part from research and development tax credits.

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

At June 30, 2004, our cash and cash equivalents, short-term investments and marketable securities totaled $100.6 million, compared with $94.6 million at December 31, 2003, representing an increase of $6.0 million during the first sixth months of 2004. During the first six months of 2004 we generated $7.0 million of cash from operations, we incurred $2.1 million for capital expenditures, and we received $1.0 million proceeds from the sale of a property.

We currently anticipate that our operating expenses will continue to represent a material use of our cash resources and we expect our expenses for research and development to increase from 2003 levels during the remainder of 2004 and perhaps beyond, and we expect our sales and marketing expense to increase from 2003 levels for the full year 2004 and perhaps beyond. We believe that our current balance of cash, short-term investments and marketable securities together with anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, when compared to our financial position prior to the consummation of our $120 million self-tender offer in September 2003, we have significantly reduced our cash position and our future interest income, reduced our ability to engage in significant transactions without additional debt or equity financing, reduced our ability to cover existing contingent or other future liabilities, and potentially negatively impacted our liquidity during future periods of increased capital requirements or operating expenses.

A summary of our contractual obligations for operating leases and other commitments as of June 30, 2004 is as follows:

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$5,843	$1,306	$2,196	$1,719	$622
Purchase obligations(1)	2,819	1,345	1,327	145	2
Total	$8,662	$2,651	$3,523	$1,864	$624

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed minimum quantities to be purchased: fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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

Although we were profitable for the year 2003 and the first six months of 2004, we were not profitable for the second quarter of 2004, the first six months of 2003, or the years 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million and our net loss for 2001 included a $32.5 million writedown of intangibles. We incurred losses from operations of approximately $1.0 million for the second quarter of 2004, $17.2 million for the year 2002 and $19.9 million for the year 2001. As of June 30, 2004 our accumulated deficit totaled $40.9 million. We expect our research and development costs to continue at high levels throughout 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you when our research and development costs will decrease. In addition, losses at our RCOM Europe subsidiary and RegistryPro subsidiary (now RPI Inc.) have contributed to a decline in our profitability. We are expecting losses at RCOM Europe to impact our profitability negatively through the year 2004 and perhaps beyond and we cannot assure you that RCOM Europe will achieve profitability. We sold the .pro registry in February 2004 and, accordingly, RPI Inc., which has no operations, will not have a significant negative impact on our profitability in 2004 or beyond. We have also budgeted for a significant increase in our marketing expense in 2004 compared with 2003, and we cannot assure you that those additional marketing expenses, if incurred, will result in additional revenues. In addition, unless we lower the number of credit card refunds and reduce our level of credit card chargebacks, we may continue to be subject to significant penalties that would impact our profitability. Further, we anticipate that our revenues from advertising will be materially lower in future periods. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in the future.

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

If we fail to complete our restructuring program successfully, and in particular fail to upgrade and improve our systems in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected. In connection with our restructuring efforts, we have incurred, and expect to continue to incur through the remainder of 2004, significant research and development expenditures as we continue to invest in systems architecture improvements, and seek to improve our business processes. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching new products and services to meet the needs of our customers and to better compete in the marketplace. We have already experienced significant delays in the launch of our new systems which have in turn caused delays in our ability to launch new products or services and in upgrades of current ones. Our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services.

We cannot assure you that our restructuring program will achieve the goals we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. We have experienced delays in various stages of these projects and cannot assure you when or if these projects will be successfully completed. Even if our new systems architecture is launched successfully, we cannot assure you that it will enable us to reduce our expenses to the significant extent and in the time frames we currently contemplate, or to successfully launch new products or services or upgrade current ones in the time or manner that we currently contemplate. We cannot assure you that our business will ultimately realize the additional benefits we hope to achieve from improved systems or that our new systems will not have unintended adverse impacts on our ability to service our customers and operate our business as planned.

Although the marketplace for new domain names has been growing, we face strong competition in the domain name registration services industry which we expect will continue to intensify and we may not be able to maintain or improve our competitive position or historical market share.

Competition in the domain name registration services industry continues to intensify among the market participants.

Although there was an increase in the number of new .com and .net domain names registered in the first six months of 2004, our total domain names under management has declined. The total number of .com and .net domain names in the Verisign registry increased by approximately 12% during the first six months of 2004, whereas the total number of .com and .net domain names in the Verisign registry for which we are the registrar decreased by 4%. In addition, although we experienced an increase in the total number of domain name registrations, renewals and transfers to us for the quarter ended June 30, 2004 (approximately 545,000) as compared with the quarter ended June 30, 2003 (approximately 517,000), our total domain names under management declined from approximately 3.2 million as of June 30, 2003 to approximately 3.0 million as of June 30, 2004.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for .com, .net and .org domain names. After the testbed period ended ICANN began accrediting new registrars and there are currently over 200 ICANN accredited registrars to register domain names in one or more of the gTLDs, although not all of these accredited registrars are currently operational. The continued introduction of registrars and resellers into the domain name registration industry, the increased pricing pressures and the rapid growth of some who have entered the industry are making it difficult for us to maintain our industry competitive position. If we continue to experience a decline in the total number of paid domain name registrations under management or of our market share, our business, financial condition and results of operations could be materially adversely affected.

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

We recognized lower revenues from domain name registrations for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The decrease was due to a lower number of domain names under management. We believe that increased competition and sensitivity to pricing have been the primary causes of the decline in our number of names under management. Some of our competitors offer domain name registrations at a price level minimally above the registry fees or even below the registry fees when bundling registrations with other products or services. Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis. Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some of our competitors have, in the past, offered domain name registrations for free, deriving their revenues from other sources. In response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our business, financial position and results of operations.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers' renewal of their domain name registrations through us and we cannot assure you that those customers who will renew their domain name registrations will do so through us. Although our renewal rate for paid domain name registrations for the twelve months ended June 30, 2004 increased to approximately 54% from 50% for the twelve months ended June 30, 2003, our total domain name registrations under management decreased by 8% during the year ended December 31, 2003 and have declined from a peak of approximately 3.8 million as of September 30, 2001 to approximately 3.0 million as of June 30, 2004. Also, as discussed further below, our renewal rates could be adversely affected by any future modifications we may make to our SafeRenew program. If we are unable to increase the number of new domain name registrations or continue to increase our overall renewal rate, the combination of fewer new customers, fewer customers renewing their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. Not only could this cause our revenues from domain name registrations to decrease, but we would be left with fewer domain name customers to whom we could market our other products and services. A decline in our domain name registrations or renewals could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, our net revenues may fall below anticipated levels.

As competition in the domain name industry continues to intensify, a key part of our strategy is to diversify our revenue base by offering value-added products and services in addition to domain name registrations. Although we have recently experienced increased sales for other products and services such as email, web hosting and website creation tools, our efforts to date have still not resulted in substantial diversification. Further, it will be more difficult to achieve substantial diversification in the near future as we focus significant resources on our restructuring efforts. Our primary business, domain name registrations, renewals and transfers, generated 85% of our net revenues during the quarter ended June 30, 2004. We cannot assure you that we will be able to attain the market's confidence in us as a reliable provider of products and services outside of our core business. If, over time, we fail to offer products and services that meet our customers' needs and that are competitive with those offered in the marketplace, our number of domain names under management continues to decline, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations. Our inability to successfully diversify our revenue base from domain name registrations, together with a reduction in our number of domain names under management, could materially adversely affect our business, financial condition and results of operations.

If we do not maintain a low rate of credit card chargebacks and/or reduce our rate of credit card refunds, we will continue to face the prospect of financial penalties and we could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our revenues originate from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. We are experiencing high rates of refunds to customers and chargebacks from credit card associations in excess of the contractual specified levels, which have resulted in the assessment of financial penalties by two credit card associations for periods through December 31, 2001. If we are unable to lower our refund and chargeback rates to levels defined in the credit card associations' rules, we could continue to face such penalties and may lose our rights to accept credit card payments from customers through one or more credit card associations. Under one association's rules, additional potential penalties may be imposed at the discretion of the association, and we would be contractually obligated to pay such penalties if assessed. Any such penalties would be imposed on our credit card processor by the association, and under our contract with its processor, we are required to reimburse such penalties.

Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that we accrue charges to general and administrative expense to cover what we estimate to be the maximum potential penalties that could be imposed under that association's rules for transactions occurring during those periods. Accordingly, we accrued expense charges of $0.5 million, $1.0 million, $0.6 million and $1.3 million for the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003, respectively. As of June 30, 2004 the Company has accrued a total of $7.2 million for such potential penalties, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. We have had discussions and correspondence with our credit card processor regarding these potential penalties. Based on these discussions and correspondence, we believe that it is likely that we will not be required to pay the full amount accrued to date, or perhaps any amount at all. However our credit card processor will not confirm that the credit card association will not exercise its contractual rights to assess penalties. Accordingly, we are required to continue to accrue for such potential penalties. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time.

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

In an effort to reduce our rate of chargebacks and credit card refunds, we have implemented a number of different measures. However, by implementing aggressive online fraud screens and post-transaction verifications designed to prevent fraudulent credit card transactions on our website, we may block legitimate customers from purchasing our services, thereby reducing our net revenues. Also, in an effort to protect our customers' online identities, our SafeRenew program was implemented in January 2001 on an "opt out" basis to .com, .net and .org domain name registrations registered through the www.register.com website, and was subsequently expanded to cover certain other gTLDs and ccTLDs registered through this website as well as certain other products and services. Under the terms of our services agreement, at the time a covered registration, product or service comes up for renewal, we attempt to charge a registrant's on-file credit card a renewal fee for the applicable term and, if the charge is successful, to renew the registration, product or service for such applicable term. We had modified a portion of this program to an "opt in" basis with respect to international transactions and, although we have changed this portion of the program back to an "opt out" status, we may choose to revise the program again from time to time in the future. Any modifications we undertake that result in the lapse of a significant number of domain name registrations that would have been renewed through the SafeRenew program could damage our relationships with customers that had relied upon the SafeRenew program to renew their domain name registrations. In addition, implementing changes to the program may have an adverse effect on our renewal rates in future periods and, as a result, may materially adversely affect our net revenues.

We face certain risks as a result of numerous recent changes to our management team and challenges in retaining employees through our restructuring process.

Our success depends in large part on the contributions of our management team and key sales and technology personnel. Historically, including up through the first six months of 2004, we have experienced a higher than average turnover rate among our employees and last year we experienced a significant number of changes to the members of our management team. As a result, many of our managers are still learning about our company and our industry. In addition, many of our employees have not worked with one another for long periods of time and may not be able to develop effective working relationships. If we cannot master the details of our business and our market or work together effectively to solve the operational challenges that exist in our business, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel.

In particular, the success of our current restructuring goals and the development of our systems architecture are highly dependent upon the work of our technology team. In April 2004, our Chief Technology Officer resigned. We do not believe that the departure of this individual will significantly impact the success of the implementation of our new systems architecture, as we also created the new position of Chief Information Officer and filled the position with a person who has been with the company for two years and had been responsible for managing significant components of our systems architecture. This individual is now in charge of the development of our systems architecture, as well as our technology team. However, we cannot assure you that the departure of our Chief Technology Officer will not cause further delays in the development of our new systems architecture. In addition, we compete with other technology and Internet companies, as well as companies in other industries, in hiring and retaining highly trained personnel and the competition for such individuals has increased in the past year. Accordingly, if we experience additional departures and vacancies in our technology team, we may incur additional costs in seeking and retaining new personnel. Although we do not believe that the departure of any one individual would significantly impact the timing or success of the implementation of our new system, the loss of a group of individuals from our technology team could significantly impact the development of our new systems and could have a material adverse effect on our business.

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

We have made, and continue to make, significant expenditures in order to comply with recently enacted regulations and we still may not be able to conclude that our internal control over financial reporting is effective.

In response to recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes Oxley Act of 2002, we continue to devote significant resources and time to comply with these new requirements. In particular, we are currently undertaking a full analysis and documentation of the Company's internal control over financial reporting. In the course of this analysis, preliminary tests have identified deficiencies that relate to pricing and other billing discrepancies with a number of our Corporate Services customers. Our testing and analysis is continuing and will be completed in connection with our evaluation of our internal control over financial reporting as of the end of the current fiscal year. This additional testing may identify additional deficiencies in our internal control over financial reporting. After completing our full analysis, we may conclude that the identified deficiencies rise to the level of significant deficiencies or material weaknesses in internal control over financial reporting. We are working to design and implement appropriate procedures in order to remediate the deficiencies that have been identified to date in our internal control over financial reporting, although we cannot assure you that we will be successful in these efforts by December 31, 2004. Completing the documentation, performing the testing and implementing remediations has required significant expenditures and will continue to require significant expenditures in the future. In addition to such expenditures, compliance with these new rules has also required significant time and attention by our management, which has caused disruptions to normal business operations. However, it is possible that, despite the expense, time and effort being expended on these activities, we may not be able to conclude that our internal control over financial reporting is effective as of December 31, 2004. We are not certain of the consequences of an inability to conclude that our internal control over financial reporting is effective, although possible consequences could include actions by regulatory authorities such as the SEC or the Nasdaq National Market, a loss of confidence by our investors in our reported financial information and our brand, and a decline in the trading price of our common stock.

Our advertising revenues have decreased significantly due to the discontinuation of our most significant advertising customer and we may not be able to find suitable replacement advertising to replace this revenue in the future.

From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web hosting services, accounted for a significant portion of our advertising revenue. In the third quarter of 2003, revenues from this advertiser represented approximately 80% of our overall advertising revenue. However, once we began to offer web-hosting services to our customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with them. Accordingly, we did not sell advertising to this advertising customer during the fourth quarter of 2003 or the first six months of 2004 and we do not anticipate any additional revenue from this advertising customer in the future. This decision was part of a broader strategic decision to discontinue pursuing advertising revenue from partners who sell products and services that are potentially competitive with the Company's recently introduced value added services. We cannot assure you that we will be able to replace these lost revenues with other advertising revenue or with revenues from sales of web hosting services and other value added services to our own customers, and even if we can, it may take a long period of time to do so. We expect any decrease in our advertising revenue to have an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue not otherwise offset with new advertising revenue would represent a reduction of our gross profit in the same amount.

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

We acquired Virtual Internet, now known as RCOM Europe, in March 2002, we sold its hosting division in May 2002 and we are still in the process of integrating its business, technology, operations and personnel with those of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services division to those we acquired through Virtual Internet resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues as we make efforts to improve our Corporate Services systems and processes and further integrate the business. In 2002, RCOM Europe incurred a pre-tax loss of $10.5 million, including a charge of $8.3 million for goodwill impairment and in 2003, RCOM Europe incurred a pre-tax loss of $1.9 million. We are currently projecting a net loss for RCOM Europe for the year 2004 and we may not be able to increase revenues or cut expenses sufficiently to make it profitable in the future. We were not able to consolidate RCOM Europe's 2002 losses in our U.S. income tax returns for 2002, although we filed an election with the IRS to consolidate RCOM Europe's results for 2003 and beyond.

For all these reasons, our pursuit of an acquisition and/or investment and/or merger strategy or any individual acquisition or investment or merger, including our acquisition of RCOM Europe, could have a material adverse effect on our business, financial condition and results of operations.

Our international operations expose us to business risks that could limit the effectiveness of our growth strategy and cause our results of operations to suffer.

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

We do not develop and maintain all of the products and services that we offer. In addition, we outsource parts of operations to third parties, including the back office operations for a part of our business. Accordingly, we are dependent, in part, on the services of other third-party service providers. We offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf. In the event that these service providers fail to maintain adequate levels of support or if they discontinue their lines of business or cease or reduce operations, our business and operations may be impacted negatively and we may be required to pursue replacement third-party relationships, which may not be able to obtain on as favorable terms or at all. Although we continually evaluate our relationships with our third-party service providers and plan for contingencies if a problem should arise with a provider, transitioning services and data from one provider to another can often be a complicated and time consuming process and we cannot assure that if we need to switch a provider we would be able to do so on a completely seamless basis, or at all. For instance, we are currently working to replace one of our service providers, as we may do from time to time, and if we are unable to complete the transition process on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue certain services. Any failure to provide services would have a negative impact on our revenues. In addition, certain of our services are provided by non-U.S. based companies and to the extent that we encounter difficulties with our non-U.S. based suppliers, we may encounter difficulties enforcing agreements with entities located outside of the United States.

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

If we utilize a significant portion of our cash and marketable securities, the market price for our shares could be negatively affected. We may in the future use our cash and/or securities for mergers, acquisitions or other business combinations or strategic investments, or we may distribute additional cash to stockholders including by way of one or more dividends, distributions or repurchases of additional shares and/or warrants on the open market, in private transactions or by other methods, subject to the approval of our Board of Directors and compliance with applicable securities laws. If the market price of our stock declined significantly, it could, among other things, also result in:

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

As of August 4, 2004, our executive officers and directors beneficially owned approximately 22.2% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than 90 days. Accordingly, we estimate that the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At June 30, 2004 the fair value of our investments in publicly traded stocks was $0.2 million. We did not have any foreign currency hedging or derivative instruments at June 30, 2004.

We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. While we have no present intention of utilizing derivative financial instruments in the future, it is possible that we may enter into such transactions or similar transactions. At June 30, 2004 we had no long-term debt.

Our consolidated financial statements are denominated in U.S. dollars. We derived 10% of our net revenues in the second quarter of 2004 from operations outside of the United States. We face foreign currency risks in part because our European subsidiaries receive revenues in local currencies, and in part because the expenses of our customer service center are paid in Canadian dollars. Our European subsidiaries incur most of their expenses in their local currencies, which in part offsets our foreign currency risk related to European revenues received in local currencies. Our European subsidiaries use the local currency as their functional currency. Because the financial results of our foreign subsidiaries are translated into U.S. dollars for consolidation, as exchange rates vary, such financial results may vary from expectations and may adversely impact our operating results and our net income (loss).

Item 4.    Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2004 that, subject to the foregoing, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We are currently undertaking a full analysis and documentation of the Company's internal control over financial reporting. In the course of this analysis, preliminary tests have identified deficiencies that relate to pricing and other billing discrepancies with a number of our Corporate Services customers. Our testing and analysis is continuing and will be completed in connection with our evaluation of our internal control over financial reporting as of the end of the current fiscal year. This additional testing may identify additional deficiencies in our internal control over financial reporting. After completing our full analysis, we may conclude that the identified deficiencies rise to the level of significant deficiencies or material weaknesses in internal control over financial reporting. We are working to design and implement appropriate procedures in order to remediate the deficiencies that have been identified to date in our internal control over financial reporting, although we cannot assure you that we will be successful in these efforts by December 31, 2004.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

In November 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 defendants. Among other provisions, the settlement agreement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would also agree to take certain actions, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement has not yet been executed and will be subject to approval by the court, which approval cannot be assured. We cannot predict whether or when a settlement will occur or be finalized.

Register.com was named as a defendant in a purported class action lawsuit filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York on May 2, 2002, which alleged that our SafeRenew program violates New York law. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, ..net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling and on June 8, 2004 the Appellate Division, First Department affirmed the dismissal of all five counts. On July 30, 2004, Register.com and the Plaintiff agreed upon a settlement, the terms of which are at present confidential and remain subject to approval by the Court. The Company has reserved $1.4 million for the settlement which it estimates to be its probable exposure net of contributions to be made by its insurance carrier.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleged that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) was unjustly enriched. In August 2001, the Court granted Register.com's motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted. Plaintiff appealed the dismissal and in April 2003 the Appellate Division, First Department affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a coupon for a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel. These coupons expire in October 2004, after which the settlement will be finalized and the case will be dismissed.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 7, 2004. Holders of an aggregate of 23,611,546 shares of our common stock at the close of business on March 11, 2004 were entitled to vote at the meeting, of which 20,679,511 were present in person or represented by proxy. At such meeting, the Company's stockholders voted as follows:

Proposal 1.    To elect nine directors to serve until the 2005 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
Niles H. Cohen	20,310,913	368,598
Dewain K. Cross	20,310,913	368,598
Peter A. Forman	20,129,413	550,098
Richard D. Forman	20,129,413	550,098
James A. Mitarotonda	20,215,402	464,109
Stanley Morten	20,310,913	368,598
Mitchell I. Quain	20,310,913	368,598
Jim Rosenthal	20,215,402	464,109
Reginald Van Lee	20,215,402	464,109

No other persons were nominated, or received votes, for election as directors of Register.com, Inc. at the 2004 Annual Meeting of Stockholders. There were no broker non-votes with respect to this proposal.

Proposal 2.    To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.

Total Votes For	Total Votes Against	Abstentions
20,197,691	149,139	332,681

There were no broker non-votes with respect to this proposal.

Item 6.    Exhibits and Report on Form 8-K.

(a)    Exhibits

Number	Description
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.

(b)    The following report on Form 8-K were filed during the quarter ended June 30, 2004.

On May 6, 2004, we filed a Current Report on Form 8-K, Item 12, furnishing a press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTER.COM, INC.
(Registrant)

Date: August 6, 2004	By: /s/ Jonathan Stern
Name: Jonathan Stern Title: Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.