Form 10-Q
period 2004-09-30
REGISTER COM INC
filed 2004-11-09
CIK 1091284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-29739

Register.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3239091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
575 Eighth Avenue, 8th Floor,	10018
New York, New York	(Zip code)
(Address of principal executive offices)

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

   Yes                   No

As of November 8, 2004 there were 23,746,070 shares of the registrant's common stock outstanding.

Register.com, Inc.
FORM 10-Q

TABLE OF CONTENTS

PART I.   CONSOLIDATED FINANCIAL INFORMATION

INTRODUCTORY NOTE

The financial statements presented herein for the nine months ended September 30, 2003 and as of December 31, 2003 have been restated as explained in the Notes to Unaudited Consolidated Financial Statements – Note 4 "Restatement of Financial Statements".

i

PART I.    CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

Register.com, Inc.
Consolidated Balance Sheet

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003 (Restated – See Note 4)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$68,032	$52,991
Short-term investments	22,432	39,043
Accounts receivable, less allowance of $2,066 and $1,850, respectively	7,060	6,505
Prepaid domain name registry fees	13,344	14,477
Deferred tax assets, net	14,112	17,454
Other current assets	2,590	2,388
Total current assets	127,570	132,858
Fixed assets, net	7,971	8,363
Prepaid domain name registry fees, net of current portion	9,945	9,856
Deferred tax assets, net	9,022	10,698
Other investments	496	396
Marketable securities	13,407	2,527
Intangible assets, net	1,524	1,952
Total assets	$169,935	$166,650
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$13,637	$16,214
Deferred revenue	55,414	53,728
Total current liabilities	69,051	69,942
Deferred revenue, net of current portion	35,518	33,191
Total liabilities	104,569	103,133
Commitments and contingencies
Stockholders' equity
Preferred stock - $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized; 23,737,336 and 23,536,801 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	100,525	100,228
Unearned compensation	(129)	(528)
Accumulated other comprehensive income	2,245	2,144
Accumulated deficit	(37,277)	(38,329)
Total stockholders' equity	65,366	63,517
Total liabilities and stockholders' equity	$169,935	$166,650

The accompanying notes are an integral part of these consolidated financial statements. The information for December 31, 2003 was obtained from audited financial statements but excludes certain disclosures required by generally accepted accounting principles.

Register.com, Inc.
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004		2003 (Restated – See Note 4)
Net revenues	$24,573	$25,749		$74,910	$79,006
Cost of revenues	7,768	7,748		23,974	24,609
Gross profit	16,805	18,001		50,936	54,397
Operating costs and expenses
Sales and marketing	7,286	6,098		21,661	19,344
Technology	4,129	5,079		12,980	13,149
General and administrative (including non-cash compensation of $53, $285, $299, and $760, respectively)	4,891	4,877		14,828	22,323
Amortization of intangibles	156	137		471	406
Total operating expenses	16,462	16,191		49,940	55,222
Income (loss) from operations	343	1,810		996	(825)
Other income, net	239	771		833	2,549
Income before provision for income taxes	582	2,581		1,829	1,724
Provision for income taxes	230	158		777	(2,938)
Net income	352	2,423		1,052	4,662
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	161	(499)		70	(839)
Unrealized gain on foreign currency translation	27	33		31	213
Comprehensive income	$540	$1,957		$1,153	$4,036
Basic income per share	$0.01	$0.06	$	..04	$0.12
Diluted income per share	$0.01	$0.06		$0.04	$0.11
Weighted average number of shares outstanding:
Basic	23,713	37,426		23,640	39,830
Diluted	25,048	38,927		24,952	41,264

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2004	2003 (Restated – See Note 4)
	(in thousands)
Cash flows from operating activities:
Net income	$1,052	$4,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,013	3,696
Gain on sale of fixed assets	(443)	—
Compensatory stock options and warrants expense	299	760
Deferred income taxes	4,879	(1,855)
Tax benefit from exercise of employee stock option	—	223
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	(494)	98
Prepaid domain name registry fees	1,095	(1,565)
Deferred revenues	4,013	722
Other current assets	(306)	372
Accounts payable and accrued liabilities	(2,453)	(706)
Net cash provided by operating activities	10,655	6,407
Cash flows from investing activities:
Purchases of fixed assets	(2,672)	(3,316)
Proceeds from sale of fixed assets	997	—
Purchases of investments	(221,391)	(341,736)
Maturities of investments	227,022	465,569
Net cash provided by investing activities	3,956	120,517
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	397	413
Retirement of common stock	—	(120,000)
Repayment of notes payable	—	(9,927)
Net cash provided by (used in) financing activities	397	(129,514)
Effect of exchange rate changes on cash	33	303
Net increase in cash and cash equivalents	15,041	(2,287)
Cash and cash equivalents at beginning of period	52,991	50,557
Cash and cash equivalents at end of period	$68,032	$48,270
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$184
Cash paid for taxes	$205	$130

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

Interim financial statements

The interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this Report reflect all adjustments, consisting of normal recurring adjustments which the Company considers necessary for fair presentation of its results of operations for the interim periods covered and its financial position at the date of the interim balance sheet. The December 31, 2003 balance sheet was derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate for understanding the information presented. Operating results for interim periods are not necessarily indicative of operating results for the entire year. These interim financial statements should be read in conjunction with the Company's December 31, 2003 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A.

Cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has pledged $3.3 million and $3.1 million of its cash as of September 30, 2004 and December 31, 2003, respectively as security deposits, primarily to support outstanding letters of credit.

Investments

The Company classifies its investments in debt securities as marketable securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value based on quoted prices, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

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

In May 2004, the Company sold certain owned real estate for proceeds of $1.0 million, resulting in a gain of $0.4 million, which is reflected as a reduction of general and administrative expenses in the Consolidated Statement of Operations.

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

Advertising

Advertising revenues are derived principally from short-term advertising contracts. Advertising revenues are recognized in the periods in which the advertisements are displayed or the required number of impressions or clicks are achieved, provided that no significant Company obligation remains and collection of the resulting receivable is probable.

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

Technology costs

Technology costs are charged to expense as incurred. Software development costs incurred for each project subsequent to the preliminary project stage and prior to the post-implementation stage are capitalized and amortized to cost of revenues over the estimated useful life of the related product or service when ready or available for its intended use.

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

Concentration of credit risk

Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across various industries and geographic areas. No single customer comprised more than 5% of our gross accounts receivable balance as of September 30, 2004. The Company has no derivative financial instruments.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company provides the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation", which uses a fair-value method to calculate stock-based compensation expense.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share had compensation cost for stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as defined in SFAS 123. Because option grants awarded during 2004 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair-value method calculation.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003 (Restated – See Note 4)
	(in thousands, except per share data)

Net income (loss):
As reported	$352	$2,423	$1,052	$4,662
Add: Stock-based employee compensation included in net income as reported	53	285	299	760
Deduct: Total stock-based employee compensation income (expense) determined under the fair value based method	(679)	(370)	(1,761)	(1,380)
Pro forma	$(274)	$2,338	$(410)	$4,042
Net income (loss) per share:
As reported – basic	$0.01	$0.06	$0.04	$0.12
As reported – diluted	$0.01	$0.06	$0.04	$0.11

Pro forma – basic	$(0.01)	$0.06	$(0.02)	$0.10
Pro forma – diluted	$(0.01)	$0.06	$(0.02)	$0.10

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

Details of the calculations of net income (loss) per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003 (Restated – See Note 4)
	(in thousands, except per share data)
Net income per share — basic:
Net income available to common shareholders	$352	$2,423	$1,052	$4,662
Weighted average shares — basic	23,713	37,426	23,640	39,830
Net income per share — basic	$0.01	$0.06	$0.04	$0.12

Net income per share — diluted:
Net income	$352	$2,423	$1,052	$4,662
Weighted average shares outstanding — basic	23,713	37,426	23,640	39,830
Dilutive effect of stock options	226	410	203	343
Dilutive effect of warrants	1,109	1,091	1,109	1,091
Weighted average shares — diluted	25,048	38,927	24,952	41,264
Net income per share — diluted	$0.01	$0.06	$0.04	$0.11

For the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, respectively, 4.5 million, 5.1 million, 4.5 million and 5.2 million stock options, were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares during such periods and such stock options were therefore anti-dilutive.

Weighted average number of shares

The weighted average number of shares outstanding (basic) for the three and nine months ended September 30, 2004 was 23,713,000 and 23,640,000, respectively. For the comparable periods of 2003, the weighted average number of shares outstanding was 37,426,000 and 39,830,000, respectively. As a result of the completion in September 2003 of the Company's $120 million self-tender offer, in which the Company purchased 17,910,347 shares of its common stock and warrants to purchase 987,283 shares of its common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the number of shares outstanding declined as of that date. The lesser weighted average number of shares will have the effect of increasing net income (loss) per share in future periods as compared to earlier periods during which the number of outstanding shares was greater.

Comprehensive income

The Company follows SFAS 130, "Reporting Comprehensive Income." This statement requires that items of comprehensive income be classified by their nature in the financial statements, with accumulated balances shown separately on the Consolidated Balance Sheet. Differences between net income and comprehensive income in any fiscal period are comprised of unrealized gains or losses on marketable securities and foreign currency translation, which amounts are shown in the Consolidated Statements of Operations.

Reclassification

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

The Company has determined that there are no recently issued accounting pronouncements which impact the Company's financial statements.

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

A breakdown of the Company's intangible assets, all of which were recorded in connection with the acquisition of RCOM Europe (formerly known as Virtual Internet), and the related amortization is:

	As of September 30, 2004
	Gross Book Value	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets:
Software	$497	$421	$76
Tradename	113	41	72
Customer list	2,150	774	1,375
Total	$2,760	$1,236	$1,524
Projected amortization expense:
Remainder of 2004	$137
Year 2005	$619
Year 2006	$619
Year 2007	$149

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

Register.com was named as a defendant in a purported class action lawsuit filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York on May 2, 2002, which alleged that our SafeRenew program violates New York law. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling and on June 8, 2004 the Appellate Division, First Department affirmed the dismissal of all five counts. Register.com and the Plaintiff have agreed upon a settlement, the terms of which remain subject to approval by the Court. A fairness hearing has been scheduled for December 2, 2004. In the second quarter of 2004, the Company recorded a provision of $1.4 million for the settlement which it estimates to be its probable exposure net of contributions to be made by its insurance carrier.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleged that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) was unjustly enriched. In August 2001, the Court granted Register.com's motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted. Plaintiff appealed the dismissal and in April 2003 the Appellate Division, First Department affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a coupon for a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel. These coupons expired in October 2004 and the case has been dismissed.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Credit card penalties

The Company is experiencing high rates of refunds to customers in excess of the contractual specified levels, which, combined with high rates of chargebacks in the past, have resulted in the assessment of financial penalties by two credit card associations for periods through December 31, 2001. If the Company is unable to lower its refund rates to levels defined in the credit card associations' rules, the Company could continue to face such penalties and may lose its rights to accept credit card payments from customers through one or more credit card associations. Under one association's rules, additional potential penalties may be imposed at the discretion of the association, and the Company would be contractually obligated to pay such penalties if assessed. Any such penalties would be imposed on the Company's credit card processor by the association, and under the Company's contract with its processor, the Company is required to reimburse such penalties.

Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that the Company accrue charges to general and administrative expense to cover what the Company estimates to be the maximum potential penalties that could be imposed under that association's rules for transactions occurring during those periods. Accordingly, the Company accrued expense charges of $0.5 million and $1.5 million for the three and nine months ended September 30, 2004, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2003, respectively.

On October 5, 2004, the Company obtained a release from its credit card processor for any penalties which any credit card association may be entitled to impose for excessive chargebacks and refunds processed through September 30, 2003. Accordingly, in accordance with generally accepted accounting principles applicable for extinguishments of liabilities, in the fourth quarter of 2004 the Company will reverse the expense accruals previously recorded during the period from January 1, 2002 through September 30, 2003 in the amount of $5.6 million. This expense reversal will be recorded as a reduction of general and administrative expense in the fourth quarter of 2004.

The Company is continuing to have discussions and correspondence with its credit card processor regarding the potential penalties for periods not covered by the release. Based on these discussions and correspondence, the Company believes that it is likely that it will not be required to pay the full amount accrued, or perhaps any amount at all for periods after September 30, 2003. However the Company's credit card processor will not confirm that the credit card association will not exercise its contractual right to assess penalties for periods after September 30, 2003. Accordingly, the Company is required to continue to accrue for such potential penalties for periods after September 30, 2003. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time.

3.    Geographic and Product Data

The Company maintains operations in the United States and the United Kingdom. Geographic information for the three and nine months ending September 30, 2004 and 2003 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003 (Restated – See Note 4)
	(in thousands)
Net income(loss):
United States	$626	$2,856	$1,635	$6,749
Europe	(274)	(433)	(583)	(2,087)
	$352	$2,423	$1,052	$4,662
Net revenues:
United States	$22,130	$23,357	$66,682	$71,504
Europe	2,443	2,392	8,228	7,502
	$24,573	$25,749	$74,910	$79,006

	September 30, 2004	December 31, 2003
	(in thousands)
Long lived assets:
United States	$17,550	$16,317
Europe	2,364	3,854
	$19,914	$20,171

The Company maintains three separate product lines. Product line information for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net revenue:
Domain name registrations	$20,121	$22,167	$63,707	$68,524
Other products and services	4,068	2,344	10,163	6,797
Advertising	384	1,238	1,040	3,685
	$24,573	$25,749	$74,910	$79,006

Note 4 - Restatement of Financial Statements

The Company restated its consolidated financial statements as of December 31, 2003 and for the nine months ended September 30, 2003. The restatement reflects the recognition of a deferred income tax asset as a result of a tax election made in the first quarter of 2003 which allowed the Company to record a tax benefit relating to an otherwise non-deductible goodwill impairment charge of $8.3 million recorded by RCOM Europe plc (formerly known as Virtual Internet plc) in the third quarter of 2002. At the time of the goodwill impairment charge, no income tax benefit was recorded as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March 2003, the Company filed an election with the Internal Revenue Service ("IRS") to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Accordingly, the goodwill that had been impaired for financial reporting purposes in the third quarter of 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January 1, 2003. Based on the Company's expectation of generating future taxable income in the U.S., realization of an income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset of $3.2 million should have been recorded in the first quarter of 2003 upon the change in tax status.

This restatement favorably impacted the provision for income taxes and increased net income for the nine months ended September 30, 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at September 30 2003 and December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations for the nine months ended September 30, 2003. In addition, there was a reclassification from current deferred tax asset to noncurrent deferred tax asset of approximately $7.8 million.

A summary of the aggregate effect of this restatement on the Company's Consolidated Balance Sheet as of December 31, 2003, and the Statement of Operations for the nine months ended September 30, 2003, is shown below.

	As of December 31, 2003
	As Reported		As Restated
Changes to Consolidated Balance Sheet:
Deferred tax asset, net - current		$24,927	$17,454
Total current assets		$140,331	$132,858
Deferred tax asset, net – noncurrent	$	- -	$10,698
Total assets		$163,425	$166,650
Accumulated deficit		$(41,554)	$(38,329)
Total shareholders' equity		$60,292	$63,517

	Nine months ended September 30, 2003
	As Reported	As Restated
Changes to Consolidated Statement of Operations:
Provision (benefit) for income taxes	$287	$(2,938)
Net income	$1,437	$4,662
Comprehensive income	$811	$4,036
Basic income per share	$0.04	$0.12
Diluted income per share	$0.03	$0.11

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

Restatement of Financial Statements

We restated our financial statements as of December 31, 2003 and for the nine months ended September 30, 2003 to correct an error related to a deferred income tax benefit which should have been recorded in the first quarter of 2003 in connection with RCOM Europe's goodwill impairment charge of $8.3 million in the third quarter of 2002. The goodwill was initially recorded in March 2002 in connection with the acquisition of RCOM Europe. At the time of the goodwill impairment charge in the third quarter of 2002, no income tax benefit was recorded as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March 2003, the Company filed an election with the IRS to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Accordingly, the goodwill that had been impaired for financial reporting purposes in the third quarter of 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January 1, 2003. Based on the Company's expectation of generating future taxable income in the U.S., realization of an income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset of $3.2 million should have been recorded in the first quarter of 2003 upon the change in tax status. This restatement favorably impacted the provision for income taxes and increased net income for the nine months ended September 30, 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations for the nine months ended September 30, 2003. The error was caused by a material control weakness, which is further discussed in Item 4.

Overview

We are a provider of global domain name registration, website, email and other Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as addresses and identities on the World Wide Web. They enable a business or person to establish an Internet presence and are integral to the use of websites (e.g., www.register.com), email (e.g., johndoe@register.com) and other types of Internet-based services.

We began processing domain name registrations in the generic top level domains (gTLDs) .com, .net and .org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately 2.9 million active domain name registrations under management as of September 30, 2004, representing approximately 945,000 customers. Currently, we register, renew and transfer domain names in TLDs such as .com, .net, .org, .biz, .info and ..name and in over 400 country code top level domains (ccTLDs), including .de for Germany and .jp for Japan and sub domains, such as ..co.uk and .org.uk for the United Kingdom.

We believe that we offer a quick and user-friendly domain name registration process as well as responsive and reliable customer support. We also assist our customers in further developing and maintaining their Internet presence by offering them a range of website, email and other value-added products and services.

Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brands and identities across the world and other online activities. Our primary goal is to become the preferred provider of domain names, website, email and other Internet services for customers seeking to build, manage and promote their online presence.

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

In late 2002, we began a restructuring program to address the challenges facing our business. The primary goal of our restructuring program is to introduce new systems that will enable us to operate our business more efficiently. For our Retail division, we are building a new and more flexible systems architecture which is intended to enable us to introduce new products and services more rapidly and cost effectively and to improve our operating efficiencies and reduce costs. We believe that by making our technology architecture more flexible and efficient we should be able to achieve these goals. For our Corporate Services division, we are developing a system to automate as much of the order processing and fulfillment for ccTLD registrations as we believe is possible. We anticipate that our new Corporate Services system will enable us to take sales orders and fulfill them on a more highly automated basis, thereby reducing our costs and increasing our efficiency and accuracy. The above noted enhancements for the Retail division and the Corporate Services division systems may not yield the cost savings and/or efficiencies expected.

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

Significant Accounting Policies

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our most significant estimates relate to potential refunds to customers and credit card chargebacks initiated by customers through their bank; the realizability of accounts receivable, fixed assets, other investments, intangible assets, and deferred tax assets; potential liability to our credit card processor for penalties for credit card chargebacks or refunds in excess of certain thresholds; potential liability for various matters in litigation; and estimated useful lives of fixed assets and intangible assets. Actual results could differ from management's estimates. The markets for our products and services are characterized by intense competition, continual technology advances and new product/service introductions, all of which could impact the future realizability of our assets.

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

Our total domain names under management was approximately 3.1 and 2.9 million as of December 31, 2003 and September 30, 2004, respectively.

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

Advertising revenues are derived from the sale of sponsorships and banner advertisements, typically under short-term contracts that range from one month to one year in duration. We recognize these revenues in the periods in which the advertisements are displayed or the required number of impressions or clicks are achieved, provided that no significant company obligation remains and collection of the resulting receivable is probable.

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization of registry fees on a straight-line basis over the registration term, depreciation of the equipment used to process the domain name registrations, fees paid for co-location facilities housing our equipment, and fees paid to the financial institutions to process credit card payments on our behalf. Cost of revenues does not include penalties for excessive credit card chargebacks or refunds; such penalties are classified as general and administrative expense. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz domain name registration to $6 per year for each .info, .com, .net and ..org domain name registration. We pay registry fees ranging from $6 to $5,020 per year for one to ten-year country code domain name registrations. The largest component of our cost of revenues is registry fees which, while paid in full at the time the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues ratably over the terms of the registrations.

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

Operating Expenses

Our operating expenses consist of sales and marketing, technology, general and administrative (including non-cash compensation), and amortization of intangibles. Our sales and marketing expenses consist primarily of employee salaries, including customer service representatives, marketing programs such as advertising, and commissions paid to our sales representatives. Technology expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, enhancement of existing products and services, and quality assurance. General and administrative expenses, excluding non-cash compensation, include salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional fees, insurance premiums, potential penalties for excessive credit card chargebacks or refunds, and provisions for uncollectible receivables. Facilities costs are allocated across the various operating expense categories. We account for non-cash compensation expense in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Non-cash compensation expense relates to grants of restricted stock, stock options and warrants to employees, directors, consultants and vendors with exercise prices below fair market value of the underlying stock on the date of grant; for grants through September 30, 2004, noncash compensation charges in future periods will be insignificant. If grants are made in future periods for which non-cash compensation expense is applicable, such noncash expense would reduce our earnings or increase our losses in future periods.

The credit card associations may impose financial penalties if our chargebacks and/or refunds exceed certain thresholds. Such potential penalties are not charged to revenues, but are classified as general and administrative expense. Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that we accrue amounts to cover what we estimate to be the maximum potential penalties that could be imposed under that association's rules. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess accounts previously accrued, as a reduction of general and administrative expense at that time.

If a significant percentage of customers continue to request refunds from us, or contact their bank to request that the amount we charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See "Risk Factors" and Note 2 to Consolidated Financial Statements "Commitments and Contingencies — Credit Card Penalties" for additional information in connection with potential penalties that may be imposed by credit card associations and other risks associated with the Company's credit card chargebacks or refunds.

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

Net Income (Loss)

Although we were profitable for the first nine months of 2004 and the year 2003, we were not profitable for the second quarter of 2004 or the year 2002. Our net loss for year 2002 included a goodwill impairment write-down and amortization of intangibles of $17.0 million. Although we have recently taken several initiatives intended to reduce our operating expenses, we cannot assure you as to when or if these reductions will be realized. Losses at RCOM Europe and RPI Inc. (formerly RegistryPro, Inc.) contributed to a decline in our profitability. Further, we anticipate that our revenues from advertising will be materially lower in 2004 and future periods compared with prior years. We expect losses at RCOM Europe to impact our profitability negatively through the year 2004 and perhaps beyond. We sold our .pro registry in February 2004 and, accordingly, RPI Inc. should not have a significant negative impact on our profitability in 2004 or beyond. In addition, unless we lower our credit card refunds, we may continue to be potentially liable for significant penalties from credit card associations, which would continue to impact our profitability (see "Risk Factors" for additional information). From January 1, 2002 through September 30, 2004, the Company has accrued a total of $7.7 million for such potential penalties, which amount is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time. On October 5, 2004 we received a release of our potential liability through September 30, 2003 and accordingly we will record an expense reversal of $5.6 million in the fourth quarter of 2004. For additional information in connection with potential credit card penalties, see "Risk Factors" and Note 2 to Financial Statements, "Commitments and Contingencies – Credit Card Penalties".

For all the above reasons, we cannot assure you that we will be able to operate profitably or continue to generate positive cash flow in the future.

Results of Operations

The following tables set forth selected unaudited quarterly statement of operations data, in dollar amounts and as a percentage of net revenues, for the three and nine months ended September 30, 2004 and 2003. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts set forth below to present fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003 (Restated – See Note 4)
Net revenues	$24,573	$25,749	$74,910	$79,006
Cost of revenues	7,768	7,748	23,974	24,609
Gross profit	16,805	18,001	50,936	54,397
Operating costs and expenses Sales and marketing	7,286	6,098	21,661	19,344
Technology	4,129	5,079	12,980	13,149
General and administrative (including non-cash compensation of $53, $285, $299, and $760, respectively)	4,891	4,877	14,828	22,323
Amortization of intangibles	156	137	471	406
Total operating expenses	16,462	16,191	49,940	55,222
Income (loss) from operations	343	1,810	996	(825)
Other income, net	239	771	833	2,549
Income before provision for income taxes	582	2,581	1,829	1,724
Provision for income taxes	230	158	777	(2,938)
Net income	352	2,423	1,052	4,662

Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	161	(499)	70	(839)
Unrealized gain on foreign currency translation	27	33	31	213
Comprehensive income	$540	$1,957	$1,153	$4,036
Basic income per share	$0.01	$0.06	$0.04	$0.12
Diluted income per share	$0.01	$0.06	$0.04	$0.11
Weighted average number of shares outstanding:
Basic	23,713	37,426	23,640	39,830
Diluted	25,048	38,927	24,952	41,264

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003 (Restated – See Note 4)
Net revenues	100%	100%	100%	100%
Cost of revenues	32	30	32	31
Gross profit	68	70	68	69
Operating costs and expenses
Sales and marketing	30	24	29	24
Technology	17	20	17	17
General and administrative (includes non-cash compensation of 0% and 0%, respectively)	20	19	20	28
Amortization of intangibles	—	—	1	1
Total operating costs and expenses	67	63	67	70
Income loss from operations	1	7	1	(1)
Other income, net	1	3	1	3
Income before provision for income taxes	2	10	2	2
Provision for income taxes	1	1	1	(4)
Net income	1	9	1	6
Unrealized loss on marketable securities	1	(2)	—	(1)
Unrealized gain on foreign currency translation	—	—	—	—
Comprehensive income	2%	7%	1%	5%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net Revenues

Total net revenues decreased 5% to $24.3 million for the third quarter of 2004 from $25.7 million for the third quarter of 2003.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 9% to $20.1 million for the third quarter of 2004 from $22.2 million for the third quarter of 2003. The decrease was due in part to a lower number of domain names under management, and in part to lower average prices per year of subscription term.

Other Products and Services.    Revenues from other products and services increased 74% to $4.1 million for the third quarter of 2004 from $2.3 million for the third quarter of 2003. The increase was due primarily to increased unit volumes of web hosting services and WebSiteNow!TM, our template-based do-it-yourself website building tool.

At September 30, 2004, we had $90.7 million of deferred revenue compared with $89.8 million at June 30, 2004, representing an increase of $1.0 million during the third quarter of 2004. The increase was due to sales of domain name registrations in the third quarter of 2004 exceeding revenue recognition of previously recorded sales. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Advertising.    Revenues from advertising decreased 69% to $0.4 million for the third quarter of 2004 from $1.2 million for the third quarter of 2003. From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web-hosting services, accounted for approximately $1.0 million of advertising revenues per quarter. However, once we began selling web-hosting services directly to our own customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with them. We have not sold advertising to this customer since September 30, 2003 and we do not anticipate any additional revenue from this customer. Accordingly, our advertising revenue has declined by approximately $1.0 million in each of the past four quarters compared with the level of advertising revenue in the third quarter of 2003, and, unless we can replace these revenues with advertising sales to other customers, we expect to continue at approximately the same level of advertising revenues in the next quarter as well. Our sales of web-hosting services directly to our own customers are classified as revenues from other products and services.

Cost of Revenues

Cost of Revenues.    Total cost of revenues was $7.8 million and $7.7 million for the third quarter of 2004 and 2003, respectively.

Cost of Domain Name Registrations.    Cost recognized for domain name registrations decreased 3% to $7.1 million for the third quarter of 2004 from $7.3 million for the third quarter of 2003. The decrease was primarily due to a lower number of domain names under management and to lower data center expenses.

Cost of Other Products and Services.    Cost of other products and services increased 51% to $0.7 million for the third quarter of 2004 from $0.5 million for the third quarter of 2003. The increase was related to the higher revenue from other products and services.

Gross Profit Margin

Our gross profit margin decreased to 68% in the third quarter of 2004 from 70% in the third quarter of 2003, primarily as a result of lower advertising revenue in the third quarter of 2004, and in part due to lower average sales prices of domain name registrations in the third quarter of 2004.

Operating Expenses

Total operating expenses increased 2% to $16.5 million for the third quarter of 2004 from $16.2 million for the third quarter of 2003.

Sales and Marketing.    Sales and marketing expenses increased 19% to $7.3 million for the third quarter of 2004 from $6.1 million for the third quarter of 2003. The increase was primarily due to increases in television and radio advertisements and online media spending. We anticipate that our marketing expense may increase during the remainder of 2004.

Technology.    Technology expenses decreased 19% to $4.1 million for the third quarter of 2004 from $5.1 million for the third quarter of 2003. The decrease resulted in part from costs incurred in the third quarter of 2003 related to development of the ..pro registry, offset in part by higher costs incurred in 2004 for upgrading and improving our systems. We sold the .pro registry in February 2004, therefore no comparable development costs were incurred in the third quarter of 2004. We anticipate that technology expenses will remain high through the end of 2004 as we continue our efforts to upgrade and improve our systems.

General and Administrative.    General and administrative expenses were $4.9 million in both the third quarter of 2004 and 2003. Generally accepted accounting principles require that we accrue amounts to cover what we estimate to be the maximum potential financial penalties that could be imposed by credit card associations if our chargebacks and/or refunds exceed certain thresholds. Accordingly, our general and administrative expense included accruals of $0.5 million and $0.6 million in the third quarter of 2004 and 2003, respectively, for such potential penalties. As of September 30, 2004 our balance sheet reflected an accrued liability of $7.7 million for such potential credit card penalties. On October 5, 2004, we obtained a release from our credit card processor for any penalties which any credit card association may be entitled to impose for excessive chargebacks and refunds processed through September 30, 2003. Accordingly, in accordance with generally accepted accounting principles applicable to extinguishments of liabilities, in the fourth quarter of 2004 we will reverse the expense accruals previously recorded during the period January 1, 2002 through September 30, 2003 in the amount of $5.6 million. For additional information in connection with potential credit card penalties, see "Risk Factors" and Note 2 to Financial Statements, "Commitments and Contingencies – Credit Card Penalties".

Other Income, Net

Other income, net, which consists of interest income, interest expense, and other items of nonoperating income and expense, decreased to $0.2 million for the third quarter of 2004 from $0.8 million for the third quarter of 2003. The decrease was due primarily to a reduction of interest income as a result of our lower cash balance, which resulted from our self-tender offer for $120 million of our common stock and warrants which was completed in September 2003.

Provision for Income Taxes

The provision for income taxes in the third quarter of 2004 was $0.2 million, representing an effective tax rate of 43% of pretax income. In the third quarter of 2003, we recorded a tax provision of $0.2 million, representing an effective rate of 6% of pretax income. The lower-than-statutory effective tax rate in the third quarter of 2003 resulted in part from our receipt of tax-free interest income from our investment portfolio, in part from an increased estimate of the tax-deductible portion of advisory fees and expenses incurred in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003, and in part from adjustments to the financial statement tax provision based on finalization of year 2002 tax returns in September 2003.

Earnings Per Share — Weighted Average Number of Shares

As a result of the completion in September 2003 of the Company's $120 million self-tender offer, in which the Company purchased 17,910,347 shares of its common stock and warrants to purchase 987,283 shares of its common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the number of shares outstanding declined as of that date. The lower weighted average number of shares will have the effect of increasing net income (loss) per share in future periods as compared to earlier periods when the number of outstanding shares was larger. The use of $120 million of our cash to consummate the self-tender offer has reduced and will continue to reduce our future interest income because our available cash and investment balances will be lower than periods before the self-tender offer.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net Revenues

Total net revenues decreased 5% to $74.9 million in the first nine months of 2004 from $79.0 million in the first nine months of 2003.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 7% to $63.7 million for the first nine months of 2004 from $68.5 million for the first nine months of 2003. The decrease was due in part to a lower number of domain names under management and in part to lower average sales prices per year of subscription term.

Other Products and Services.    Revenues from other products and services increased 50% to $10.2 million for the first nine months of 2004 from $6.8 million for the first nine months of 2003. The increase was due primarily to increased unit volumes of web hosting services, WebSiteNow!, and email services, and in part to $0.3 million from non-recurring sales of .pro products and services in 2004.

At September 30, 2004, we had $90.9 million of deferred revenue compared with $86.9 million at December 31, 2003, representing an increase of $4.0 million during the first nine months of 2004. The increase was due to sales of domain name registrations in the first nine months of 2004 exceeding revenue recognition of previously recorded sales. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Advertising.    Revenues from advertising decreased 72% to $1.0 million for the first nine months of 2004 from $3.7 million for the first nine months of 2003. From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web-hosting services, accounted for approximately $1.0 million of advertising revenues per quarter. However, once we began selling web-hosting services directly to our own customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with them. We have not sold advertising to this advertising customer since September 30, 2003 and we do not anticipate any additional revenue from this customer. Accordingly, our advertising revenue has declined by approximately $1.0 million in each of the past four quarters compared with the level of advertising revenue in the third quarter of 2003, and, unless we can replace these revenues with advertising sales to other customers, we expect to continue at approximately the same level of advertising revenues in the next quarter as well. Our sales of web-hosting services directly to our own customers are classified as revenues from other products and services.

Cost of Revenues

Cost of Revenues.    Total cost of revenues decreased 3% to $24.0 million in the first nine months of 2004 from $24.6 million in the first nine months of 2003.

Cost of Domain Name Registrations.    Cost recognized for domain name registrations decreased 4% to $22.4 million for the first nine months of 2004 from $23.4 million for the first nine months of 2003. The decrease was due in part to a lower number of domain names under management and in part to a reduction of data center expenses.

Cost of Other Products and Services.    Cost of other products and services increased 30% to $1.5 million in the first nine months of 2004 from $1.2 million in the first nine months of 2003, related to the higher revenue from other products and services.

Gross Profit Margin

Our gross profit margin was approximately 68% for the first nine months of 2004 compared with 69% for the first nine months of 2003. The decline in gross profit margin was due to lower advertising revenues in the first nine months of 2004.

Operating Expenses

Total operating expenses decreased 10% to $49.9 million for the first nine months of 2004 from $55.2 million for the first nine months of 2003.

Sales and Marketing.    Sales and marketing expenses increased 12% to $21.7 million for the first nine months of 2004 from $19.3 million for the first nine months of 2003. The increase was primarily due to increases in television and radio advertisements and online media spending. We anticipate that our marketing expense may increase during the remainder of 2004.

Technology.    Technology expenses decreased 1% to $13.0 million for the first nine months of 2004 from $13.1 million for the first nine months of 2003. The decrease resulted primarily from costs incurred in the first nine months of 2003 related to development of the .pro registry, offset by higher costs incurred in 2004 for upgrading and improving our systems. We sold the .pro registry in February 2004, no comparable development costs were incurred in the first nine months of 2004. We anticipate that technology expenses will remain high in the coming periods as we continue our efforts to upgrade and improve our systems.

General and Administrative.    General and administrative expense decreased by $7.5 million to $14.8 million for the first nine months of 2004, from $22.3 million for the first nine months of 2003. The decrease was primarily due to the incurrence in 2003 of $6.7 million of advisory fees and expenses in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003. Also contributing to the decrease was a reduction of $1 million in our bad debt expense in the first nine months of 2004 as a result of our collections of past due receivables. The aforementioned factors were offset in part by a $1.4 million provision for settlement of certain litigation – see Note 2 to Financial Statements for further information. Generally accepted accounting principles require that we accrue amounts to cover what we estimate to be the maximum potential financial penalties that could be imposed by credit card associations if our chargebacks and/or refunds exceed certain thresholds. Accordingly, our general and administrative expense included accruals of $1.5 million and $1.9 million in the first nine months of 2004 and 2003, respectively, for such potential penalties. As of September 30, 2004 our balance sheet reflected an accrued liability of $7.7 million for such potential credit card penalties. On October 5, 2004, we obtained a release from our credit card processor for any penalties which any credit card association may be entitled to impose for excessive chargebacks and refunds processed through September 30, 2003. Accordingly, in accordance with generally accepted accounting principles applicable to extinguishments of liabilities, in the fourth quarter of 2004 we will reverse the expense accruals previously recorded during the period January 1, 2002 through September 30, 2003 in the amount of $5.6 million. For additional information in connection with potential credit card penalties, see "Risk Factors" and Note 2 to Financial Statements, "Commitments and Contingencies – Credit Card Penalties".

Other Income, Net

Other income, net, which consists of interest income, interest expense, and other items of nonoperating income and expense, decreased to $0.8 million for the first nine months of 2004 from $2.5 million for the first nine months of 2003. The decrease was primarily due to a reduction of interest income as a result of our lower cash balance, which resulted from our self-tender offer for $120 million of our common stock and warrants which was completed in September 2003.

Provision for Income Taxes

The provision for income taxes in the first nine months of 2004 was $0.8 million, representing an effective tax rate of 43% of pretax income. In the first nine months of 2003 we recorded a tax benefit, net, of $2.9 million, primarily as a result of our filing of an election with the IRS to include the consolidated income or loss of RCOM Europe in our consolidated U.S. federal tax return starting in the year 2003. That election resulted in our recording a deferred tax benefit of $3.2 million in the first quarter of 2003 in connection with RCOM Europe's goodwill impairment charge of $8.3 million which had been recorded in the third quarter of 2002. See further explanation above under "Restatement of Financial Statements". Our provision for income taxes in the first nine months of 2004 and 2003 was also favorably impacted by our receipt of tax-free interest income from our investment portfolio, and in part from adjustments to the financial statement tax provision based on finalization of year 2002 tax returns in September 2003.

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

At September 30, 2004, our cash and cash equivalents, short-term investments and marketable securities totaled $103.9 million, compared with $94.6 million at December 31, 2003, representing an increase of $9.3 million during the first nine months of 2004. During the first nine months of 2004 we generated $10.7 million of cash from operations, we incurred $2.7 million for capital expenditures, and we received $1.0 million proceeds from the sale of a property, and $0.4 million from exercises of options and warrants.

We currently expect our expenses for technology to remain at current levels during the remainder of 2004 and perhaps beyond, and we expect our sales and marketing expense to increase from 2003 levels for the full year 2004 and perhaps beyond. We believe that our current balance of cash, short-term investments and marketable securities together with anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, when compared to our financial position prior to the consummation of our $120 million self-tender offer in September 2003, we have significantly reduced our cash position and our future interest income, reduced our ability to engage in significant transactions without additional debt or equity financing, reduced our ability to cover existing contingent or other future liabilities, and potentially negatively impacted our liquidity during future periods of increased capital requirements or operating expenses.

A summary of our contractual obligations for operating leases and other commitments as of September 30, 2004 is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$5,170	$1,228	$2,927	$967	$48
Purchase obligations(1)	2,392	1,190	1,202	—	—
Total	$7,562	$2,418	$4,129	$967	$48

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed minimum quantities to be purchased: fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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

Although we were profitable for the year 2003 and the first nine months of 2004, we were not profitable for the second quarter of 2004, or the years 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million and our net loss for 2001 included a $32.5 million writedown of intangibles. As of September 30, 2004 our accumulated deficit totaled $37.3 million. We expect our technology costs to continue at high levels throughout 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you when our technology costs will decrease. In addition, losses at our RCOM Europe subsidiary and RegistryPro subsidiary (now RPI Inc.) contributed to a decline in our profitability. We are expecting losses at RCOM Europe to impact our profitability negatively through the year 2004 and perhaps beyond and we cannot assure you that RCOM Europe will achieve profitability. We sold the .pro registry in February 2004 and, accordingly, RPI Inc., which has no operations, will not have a significant negative impact on our profitability in 2004 or beyond. We have also budgeted for a significant increase in our marketing expense in 2004 compared with 2003, however, we may choose not to spend all of the money budgeted for marketing and we cannot assure you that, if we do spend additional money on increased marketing, any additional marketing expenses will result in additional revenues. In addition, unless we lower the number of credit card refunds and maintain a low number of chargebacks relative to total credit card transactions processed, we may continue to be subject to significant penalties that would impact our profitability. We also anticipate that our revenues from advertising will be materially lower in future periods. Further, if we are forced to lower our prices due to increased competition in the industry and we are unable to reduce our expenses at a commensurate rate, then we may not be able to operate profitably. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in the future.

If our restructuring program is not successful, we may not achieve the operational and financial objectives we have set for the Company, and our business, financial condition and results of operations could be materially adversely affected.

We are in the midst of a restructuring program to address the core issues that were contributing to our inefficient cost structure and hindering our efforts to improve our results of operations and earnings. The primary focus of this program is our effort to build a new and more flexible Retail systems architecture, which is intended to enable us to introduce new products and services more rapidly and cost-effectively, and a new Corporate Services systems architecture, which is intended to enable us to reduce our costs of taking and fulfilling sales orders. Other goals of our restructuring program include reducing costs and reducing credit card chargeback and refund rates.

If we fail to complete our restructuring program successfully, and in particular fail to upgrade and improve our systems in a timely and cost-effective manner, or to the extent that we had originally anticipated, our business, financial condition and results of operations could be materially adversely affected. In connection with our restructuring efforts, we have incurred, and expect to continue to incur through the remainder of 2004, significant technology expenditures as we continue to invest in systems architecture improvements, and seek to improve our business processes. However, we cannot assure you that our restructuring program will achieve the goals we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. We have already experienced significant delays in various stages of these projects which has increased our anticipated costs for these projects. In addition, we cannot assure you when or if these projects will be successfully completed. Even if our new Retail systems architecture is launched successfully, we cannot assure you that it will contain all of the features and functionality that we originally planned or that it will enable us to reduce our expenses to the extent and in the time frames we originally contemplated, or to successfully launch new products or services or upgrade current ones in the time or manner that we originally contemplated. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching new products and services to meet the needs of our customers and to better compete in the marketplace. The significant delays which we have experienced to date in the launch of our new systems have in turn caused delays in our ability to launch new products or services and upgrades of current ones. Our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services.

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

Although there was an increase in the marketplace for new .com and .net domain names in the first nine months of 2004, our total domain names under management has declined. The total number of .com and .net domain names in the Verisign registry increased by approximately 19% during the first nine months of 2004, whereas the total number of .com and .net domain names for which we are the registrar decreased by 3%. In addition, we experienced a decrease of approximately 6,000 in the total number of domain name registrations, renewals and transfers to us for the quarter ended September 30, 2004 (approximately 495,000) as compared with the quarter ended September 30, 2003 (approximately 501,000), and our total domain names under management declined from approximately 3.1 million as of September 30, 2003 to approximately 2.9 million as of September 30, 2004.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for .com, .net and .org domain names. After the testbed period ended ICANN began accrediting new registrars and there are currently several hundred ICANN accredited registrars to register domain names in one or more of the gTLDs, although not all of these accredited registrars are currently operational. In addition, many of these registrars offer domain name registrations and related products and services at lower prices than we do. The continued introduction of registrars and resellers into the domain name registration industry, the increased pricing pressures and the rapid growth of some who have entered the industry are making it difficult for us to maintain our industry competitive position. If we continue to experience a decline in the total number of paid domain name registrations under management or of our market share, our business, financial condition and results of operations could be materially adversely affected.

We face competition from registrars and resellers that may have greater name recognition, particularly internationally, better systems or greater resources.

In addition to competition from other registrars, we also face competition from resellers including, among others, ISPs, web-hosting companies, Internet portals and search engines, telecommunication and cable companies, systems integrators, consulting firms and Internet professional service firms, who align themselves with accredited registrars to resell domain name registration services. Many of these competitors have strong brand recognition, possess core capabilities to deliver ancillary services, such as customer service, billing services and network management and have a broad array of value-added products and services that they can bundle with domain name registrations. In addition, some of our registrar and reseller competitors have designed their systems and built their businesses in a manner that, we believe, enables them to be lower-cost providers than we currently are. Our position could be harmed by any of these existing or future competitors, some of which may have greater name recognition, particularly internationally, and greater and more efficient financial, technical, marketing, distribution and other resources than we do.

Increasing competition in the domain name registration industry could force us to reduce our prices for our core products and services, which would negatively impact our results of operations.

We recognized lower revenues from domain name registrations for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The decrease was due in part to a lower number of domain names under management and in part to lower average prices per year of subscription term. We believe that increased competition and sensitivity to pricing have been the primary causes of the decline in our number of names under management. Some of our competitors offer domain name registrations at a wholesale price level minimally above the registry fees or even below the registry fees when bundling registrations with other products or services. Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis. Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some of our competitors offer domain name registrations for free, deriving their revenues from other sources. In response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our business, financial position and results of operations.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or to develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers' renewal of their domain name registrations through us and we cannot assure you that those customers who will renew their domain name registrations will do so through us. Although our renewal rate for paid domain name registrations for the twelve months ended September 30, 2004 was approximately 60%, our total domain name registrations under management decreased by 8% during the year ended December 31, 2003 and have declined from a peak of approximately 3.8 million as of September 30, 2001 to approximately 2.9 million as of September 30, 2004. Also, as discussed further below, our renewal rates could be adversely affected by any future modifications we may make to our SafeRenew program. If we are unable to increase the number of new domain name registrations or increase our overall renewal rate, the combination of fewer new customers, fewer customers renewing their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. Not only could this cause our revenues from domain name registrations to decrease, but we would be left with fewer domain name customers to whom we could market our other products and services. A decline in our domain name registrations or renewals could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, our net revenues may fall below anticipated levels.

As competition in the domain name industry continues to intensify, a key part of our strategy is to diversify our revenue base by offering value-added products and services in addition to domain name registrations. Although we have recently experienced increased sales for other products and services such as email, web hosting and website creation tools, our efforts to date have still not resulted in substantial diversification. Further, it will be more difficult to achieve substantial diversification in the near future as we continue to focus significant resources on our restructuring efforts. Our primary business, domain name registrations, renewals and transfers, generated approximately 82% of our net revenues during the quarter ended September 30, 2004. We cannot assure you that we will be able to attain the market's confidence in us as a reliable provider of products and services outside of our core business. If, over time, we fail to offer products and services that meet our customers' needs and that are competitive with those offered in the marketplace, our number of domain names under management continues to decline, or our customers elect not to purchase our products and services, our anticipated net revenues may fall below expectations. Our inability to successfully diversify our revenue base from domain name registrations, together with a reduction in our number of domain names under management, could materially adversely affect our business, financial condition and results of operations.

If we do not maintain a low rate of credit card chargebacks and/or reduce our rate of credit card refunds, we will continue to face the prospect of financial penalties and we could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our revenues originate from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. We are experiencing high rates of refunds to customers in excess of the contractual specified levels, which, combined with high rates of chargebacks in the past, have resulted in the assessment of financial penalties by two credit card associations for periods through December 31, 2001. If we are unable to lower our refund rates to levels defined in the credit card associations' rules, we could continue to face such penalties and may lose our rights to accept credit card payments from customers through one or more credit card associations. Under one association's rules, additional potential penalties may be imposed at the discretion of the association, and we would be contractually obligated to pay such penalties if assessed. Any such penalties would be imposed on our credit card processor by the association, and under our contract with our credit card processor, we are required to reimburse such penalties.

Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that we accrue charges to general and administrative expense to cover what we estimate to be the maximum potential penalties that could be imposed under that association's rules for transactions occurring during those periods. Accordingly, we accrued expense charges of $0.5 million and $1.5 million for the three and nine months ended September 30, 2004, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2003, respectively.

However, in October 2004, we obtained a release from our credit card processor for any penalties which any credit card association may be entitled to impose for excessive chargebacks and refunds processed through September 30, 2003. Accordingly, in accordance with generally accepted accounting principles applicable to extinguishments of liabilities, in the fourth quarter of 2004 we will reverse the expense accruals previously recorded during the period January 1, 2002 through September 30, 2003 in the amount of $5.6 million. That expense reversal will be recorded as a reduction of general and administrative expense. We are continuing to have discussions and correspondence with our credit card processor regarding these potential penalties and based on these discussions and correspondence, we believe that it is likely that we will not be required to pay the full amount accrued to date, or perhaps any amount at all. However our credit card processor will not confirm that the credit card association will not exercise its contractual rights to assess penalties for periods after September 30, 2003. Accordingly, we are required to continue to accrue for such potential penalties. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time.

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

Our success depends in large part on the contributions of our management team and key sales and technology personnel. Over each of the past several years and in the first nine months of 2004, we have experienced a significant number of changes to the members of our management team and average voluntary turnover rates among our employees which are significantly higher than the average voluntary turnover rates published by the Bureau of Labor Statistics. As a result, many of our managers are still learning about our company and our industry. In addition, many of our employees have not worked with one another for long periods of time and may not be able to develop effective working relationships. If we cannot master the details of our business and our market or work together effectively to solve the operational challenges that exist in our business, then our business will be harmed, and we will incur additional costs in seeking and retaining new management personnel.

In particular, the success of our current restructuring goals and the development of our systems architecture are highly dependent upon the work of our technology team. In April 2004, our Chief Technology Officer resigned, although we do not believe that the departure of this individual has significantly impacted the success of the implementation of our new systems architecture, because we appointed a person who has been with the company for two years and had been responsible for managing significant components of our systems architecture as our new Chief Information Officer and this person is now in charge of the development of our systems architecture, as well as our technology team. However, the departure of our Chief Technology Officer and others within our technology team may have caused delays in the development of our new systems architecture. In addition, we compete with other technology and Internet companies, as well as companies in other industries, in hiring and retaining highly trained personnel and the competition for such individuals has increased in the past year. Accordingly, if we experience additional departures and vacancies in our technology team, we may incur additional costs in seeking and retaining new personnel. Although we do not believe that the departure of any one individual would significantly impact the timing or success of the implementation of our new system, the loss of a group of individuals from our technology team could significantly impact the development of our new systems and could have a material adverse effect on our business.

In addition, in October 2004, we entered into a Separation Agreement with our General Manager, Corporate Services. However, we also, at the same time, hired a new Vice President of Sales and restructured our Corporate Services division to create another new management position which we immediately filled with a person who has been with the company for almost three years. Accordingly, we do not believe that the departure of our General Manager will significantly impact our sales or the success of this division. However, our restructuring process has also resulted in significant organizational changes and morale challenges which, together with the additional recent changes within our Corporate Services division, continue to put our company at risk for high turnover this year. Although we have implemented several new programs in order to retain employees and keep them focused on our goals, morale challenges may persist, particularly in our RCOM Europe office and our Corporate Services division, and we continue to face the challenge of keeping our employees motivated and focused on our strategies and goals. We have moved some of our operations from our RCOM Europe office to our Canadian facility, causing some uncertainty among the remaining employees there, and recently several individuals have left our RCOM Europe office. The loss or demotivation of our employees, particularly from our sales, operations or technology teams, could harm our business and if we continue to experience departures and morale challenges, it could significantly impact our ability to operate our RCOM Europe office and, accordingly, the success of our Corporate Services division and the company as a whole.

We have made, and continue to make, significant efforts and expenditures in order to comply with recently enacted Sarbanes Oxley and Public Company Accounting Oversight Board ("PCAOB") regulations, but we may not be able to conclude that our internal control over financial reporting is effective.

In response to recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes Oxley Act of 2002 and regulations issued by the PCAOB, we continue to devote significant resources and time to comply with these new requirements. We are currently in the process of documenting and testing our internal control over financial reporting to provide the basis for management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. During the documentation process, we have identified a number of control design deficiencies, including insufficient controls by the Company over transactions processed by outside service organizations, and in addition, preliminary tests have identified control weaknesses relating to, among other things, pricing and other billing discrepancies with a number of our Corporate Services customers. The process of documentation and testing is continuing and we anticipate that the process will be completed by the end of the current fiscal year. Additional testing may identify additional weaknesses in our internal control over financial reporting. After completing the documentation and testing, we may conclude that the identified control weaknesses rise to the level of significant deficiencies or material weaknesses in internal control over financial reporting.

We are working to design and implement appropriate control procedures in order to remediate the weaknesses that have been identified to date in our internal control over financial reporting. Completing the documentation, performing the testing and implementing remediations has required significant expenditures and will continue to require significant expenditures in the future. In addition to such expenditures, compliance with these new rules has also required significant time and attention by our management, which has caused disruptions to normal business operations. However, despite the expense, time and effort being expended on these activities, with respect to the control weaknesses relating to pricing and other billing discrepancies with a number of our Corporate Services customers, notwithstanding our ongoing work to remediate these issues, we will not be able to remediate these control weaknesses by December 31, 2004, and these control weaknesses will likely represent significant deficiencies or material weaknesses. Also, we cannot assure you that we will be successful in our efforts to remediate all of the other control weaknesses by December 31, 2004. Accordingly, it is likely that we will not be able to conclude that our internal control over financial reporting is effective as of December 31, 2004. We are not certain of the consequences of an inability to conclude that our internal control over financial reporting is effective, although possible consequences could include actions by regulatory authorities such as the SEC or the Nasdaq National Market, and a decline in the trading price of our common stock.

Our advertising revenues have decreased significantly due to the discontinuation of our most significant advertising customer and we may not be able to find suitable replacement advertising to replace this revenue in the future.

From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web hosting services, accounted for a significant portion of our advertising revenue. In the third quarter of 2003, revenues from this advertiser represented approximately 80% of our overall advertising revenue. However, once we began to offer web-hosting services to our customers, this advertiser became a competitor and so we decided to discontinue or advertising relationship with them. Accordingly, we did not sell advertising to this advertising customer during the fourth quarter of 2003 or the first nine months of 2004 and we do not anticipate any additional revenue from this advertising customer in the future. This decision was part of a broader strategic decision to discontinue pursuing advertising revenue from partners who sell products and services that are potentially competitive with the Company's products and services. We cannot assure you that we will be able to replace these lost revenues with other advertising revenue or with revenues from sales of web hosting services and other value added services to our own customers, and even if we can, it may take a long period of time to do so. We expect any decrease in our advertising revenue to have an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue not otherwise offset with new advertising revenue would represent a reduction of our gross profit in the same amount.

Our past acquisitions, including Virtual Internet (now known as RCOM Europe), subject us to significant risks, and any potential future acquisitions or strategic investments or mergers may subject us to significant risks, any of which could harm our business.

Our long-term growth strategy may include identifying and acquiring or investing in or merging with suitable candidates on acceptable terms. In particular, over time, we may acquire or make investments in or merge with providers of product offerings that complement our business and other companies in the domain name registration industry.

Acquisitions, including our acquisition in 2002 of RCOM Europe, involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses related to newly hired employees;

•	high employee turnover amongst the employees of the acquired company, which we have experienced in particular in our RCOM Europe Corporate Services office;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

•	potential exposure to additional liabilities;

•	potential adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with the sellers of acquired businesses, technologies, services or products; and

•	inability to utilize tax benefits related to operating losses incurred by acquired businesses.

Moreover, performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.

We acquired RCOM Europe in March 2002, we sold its hosting division in May 2002 and we are in the process of integrating its business, technology, operations and personnel with those of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services division to those we acquired through RCOM Europe resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues as we make efforts to improve our Corporate Services systems and processes and further integrate the business. In 2002, RCOM Europe incurred a pre-tax loss of $10.5 million, including a charge of $8.3 million for goodwill impairment and in 2003, RCOM Europe incurred a pre-tax loss of $1.9 million. We are currently projecting a net loss for RCOM Europe for the year 2004 and we may not be able to increase revenues or cut expenses sufficiently to make it profitable in the future. We were not able to consolidate RCOM Europe's 2002 losses in our U.S. income tax returns for 2002, however we filed an election with the IRS to consolidate RCOM Europe's results for 2003 and beyond.

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

Although we have historically had customers in international markets, in 2002 we expanded our business and operations in international markets through our acquisition of RCOM Europe, and we now have a significant workforce in the United Kingdom and employees in France and Germany as well. In addition, as part of our cost reduction efforts, we have relocated some of our groups and operations to our Canadian facility where the overhead and labor costs are lower than in our other locations. Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will continue to require significant management attention and financial resources. We face a number of risks associated with our conducting business internationally that could negatively impact our results of operation, including:

•	management, communication and integration problems resulting from cultural differences and geographic dispersion;

•	sufficiency of qualified labor pool in international markets;

•	political and economic instability in some international markets;

•	high employee turnover rates;

•	competition with foreign companies;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	currency fluctuations and exchange rates;

•	potentially adverse tax consequences or inability to realize tax benefits;

•	difficulties in protecting intellectual property rights in international jurisdictions; and

•	the level of adoption of the Internet in international markets.

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

As part of our restructuring process, we have been incurring substantial expenses to update our technology, improve our systems' performance and develop new applications to meet the evolving needs of our customers and ensure the compatibility of our current systems with emerging technologies. We cannot assure you that we will be able to achieve these goals on a timely basis as changes in technologies occur. Also as part of our efforts to increase efficiencies, we have outsourced certain operations and may continue to explore opportunities to outsource others. Outsourcing operations may raise concerns with our resellers or customers regarding our ability to control the services we offer them if certain elements are managed by another company. In particular, in the event that these service providers fail to maintain adequate levels of support or if they discontinue their lines of business, our customer relations may be impacted negatively. We are currently aware of at least one service provider that is experiencing operational difficulties and a weakening financial condition. We cannot assure you that in the event that we encounter difficulties with our outsourced operations we will be able to effectively transition those functions that we may choose to outsource, as any such process involves complexity and risk.

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

We do not develop and maintain all of the products and services that we offer. In addition, we outsource parts of operations to third parties, including the back office operations for a part of our business. Accordingly, we are dependent, in part, on the services of other third-party service providers. We offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf. In the event that these service providers fail to maintain adequate levels of support or if they discontinue their lines of business or cease or reduce operations, our business and operations may be impacted negatively and we may be required to pursue replacement third-party relationships, which we may not be able to obtain on as favorable terms or at all. Although we continually evaluate our relationships with our third-party service providers and plan for contingencies if a problem should arise with a provider, transitioning services and data from one provider to another can often be a complicated and time consuming process and we cannot assure that if we need to switch a provider we would be able to do so on a completely seamless basis, or at all. If we were unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to either temporarily or permanently discontinue certain services. Any failure to provide services would have a negative impact on our revenues. In addition, certain of our services are provided by non-U.S. based companies and to the extent that we encounter difficulties with our non-U.S. based suppliers, we may encounter difficulties enforcing agreements with entities located outside of the United States.

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

Investment Risks

Our stock price is highly volatile.

The market price of our common stock has been and may continue to be highly volatile and significantly affected by a number of factors, including:

•	general market and economic conditions and market conditions affecting technology companies generally;

•	limited availability of our shares on the open market;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	our actual or anticipated net cash inflow or outflows from operations, capital expenditures or financing-related items;

•	announcements of acquisitions or investments, developments in Internet governance or corporate actions;

•	industry conditions and trends; and

•	interest in the Company by potential acquirors.

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

As of November 3, 2004, our executive officers and directors beneficially owned approximately 15.2% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations or a sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than 90 days. Accordingly, we estimate that the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At September 30, 2004 the fair value of our investments in publicly traded stocks was $0.1 million. We did not have any foreign currency hedging or derivative instruments at September 30, 2004.

We generally do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. While we have no present intention of utilizing derivative financial instruments in the future, it is possible that we may enter into such transactions or similar transactions. At September 30, 2004 we had no long-term debt.

Our consolidated financial statements are denominated in U.S. dollars. We derived 10% of our net revenues in the third quarter of 2004 from operations outside of the United States. We face foreign currency risks in part because our European subsidiaries receive revenues and incur most of their expenses in local currencies, and in part because the expenses of our Canadian customer service center are paid in Canadian dollars. Our foreign currency risk related to European revenues received in local currencies is offset in part by the fact that our European subsidiaries incur most of their expenses in their local currencies. Our European subsidiaries use the local currency as their functional currency. Because the financial results of our foreign subsidiaries are translated into U.S. dollars for consolidation, as exchange rates vary, such financial results may vary from expectations and may adversely impact our operating results and our net income (loss).

Item 4.    Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that subject to the foregoing, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. While management is aware of the control weaknesses in internal control over financial reporting described below, we believe that the Company has implemented compensating controls and procedures designed to ensure that the disclosures in this report, including the financial statements and other financial information, are accurate in all material respects.

Under Securities and Exchange Commission rules adopted as required by Section 404 of the Sarbanes Oxley Act of 2002, our management must assess the effectiveness of our internal control over financial reporting as of December 31, 2004 and include in our annual report to shareholders management's assessment as to whether the company's internal control over financial reporting is effective. In addition, our independent registered public accountants must attest to and report on management's assessment. We are currently in the process of documenting and testing our internal control over financial reporting to provide the basis for management's assessment. During the documentation process, we have identified a number of control design deficiencies, including insufficient controls over transactions processed by certain outside service organizations, and in addition, preliminary tests have identified control weaknesses relating to, among other things, pricing and other billing discrepancies with a number of our Corporate Services customers. The process of documentation and testing is continuing and we anticipate that the process will be completed by the end of the current fiscal year. Additional testing may identify additional weaknesses in our internal control over financial reporting. After completing the documentation and testing, we may conclude that the identified control weaknesses rise to the level of significant deficiencies or material weaknesses in internal control over financial reporting. We are working to design and implement appropriate control procedures in order to remediate the weaknesses that have been identified to date in our internal control over financial reporting. With respect to the control weaknesses relating to pricing and other billing discrepancies with a number of our Corporate Services customers, notwithstanding our ongoing work to remediate these issues, we will not be able to remediate these control weaknesses by December 31, 2004, and these control weaknesses will likely represent significant deficiencies or material weaknesses. Also, we cannot assure you that we will be successful in our efforts to remediate all of the other control weaknesses by December 31, 2004. Accordingly, it is likely that we will not be able to conclude that our internal control over financial reporting is effective as of December 31, 2004.

In connection with preparation of our 2003 U.S. federal tax returns and the "true-up" of the tax amount reflected on the 2003 tax returns to the 2003 financial statement tax provision, we found that an error had been made in the first quarter of 2003 in that we failed to recognize a deferred income tax asset which resulted from a tax election we made in that quarter. After we found that an error had been made, we performed a thorough analysis of the issue, including a calculation of the appropriate amount of deferred tax asset to be recognized, together with the corresponding increases to net income and stockholders' equity. This error was corrected by the filing of the amendments to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Reports on 10-Q for the three months ended March 31, 2004 and six months ended June 30, 2004, which included an appropriate restatement of the 2003 financial statements.

This restatement favorably impacted the provision for income taxes and increased net income for the year 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations in 2003.

At the time this error occurred, although the Company had control procedures in place to determine its financial statement tax provision, those control procedures were not adequate to prevent the occurrence of this error. The Company has received a letter from its independent registered public accountants, indicating that the error was attributable to a material weakness in the Company's internal control over financial reporting in 2003. The Company has informed the audit committee of this material weakness. The Company has implemented new control procedures which require the Company to calculate the financial statement tax provision and send it to outside tax advisors for review. The new control procedures adopted in 2004 also include an assessment of the potential financial statement tax provision impact of each non-recurring transaction, and documentation of such analysis with a memorandum to be prepared by the Company's Chief Financial Officer. The Company believes that new control procedures will adequately remediate this material weakness.

Prior to the initial filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. However, as a result of the Company's decision to restate its financial statements, the Company completed in early November 2004, prior to filing this report, a second evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this second evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective as of December 31, 2003. However, as a result of the analysis and calculations discussed above and the remediation of the material weakness, management believes that the financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

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

Register.com was named as a defendant in a purported class action lawsuit filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York on May 2, 2002, which alleged that our SafeRenew program violates New York law. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, ..net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling and on June 8, 2004 the Appellate Division, First Department affirmed the dismissal of all five counts. Register.com and the Plaintiff have agreed upon a settlement, the terms of which remain subject to approval by the Court. A fairness hearing has been scheduled for December 2, 2004. In the second quarter of 2004, the Company recorded a provision of $1.4 million for the settlement which it estimates to be its probable exposure net of contributions to be made by its insurance carrier.

In February 2001, Register.com was named as a defendant in a purported class action lawsuit pending in the Supreme Court of the State of New York. The complaint alleged that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) was unjustly enriched. In August 2001, the Court granted Register.com's motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted. Plaintiff appealed the dismissal and in April 2003 the Appellate Division, First Department affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a coupon for a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel. These coupons expired in October 2004 and the case has been dismissed.

On or about August 7, 2003 and August 8, 2003, purported stockholders of the Company filed two separate complaints in the Court of Chancery of Delaware against the Company and certain current and past individual members of the Company's Board of Directors. The first complaint was styled as McBride v. Register.com, Inc., et al (C.A. No. 20470) and the second complaint was styled as DeMatte v. Register.com, Inc., et al (C.A. No. 20474). On November 3, 2003, the two cases were consolidated (C.A. No. 20470) and on November 5, 2003, an amended complaint was filed. The complaint alleged, among other things, that the named defendants breached their fiduciary duties in connection with the self tender that the Company commenced in August 2003 and completed in September 2003, and that the self tender was an attempt by the individual defendants to entrench their positions in the Company. The complaint sought, among other things, the court's certification as a class action lawsuit, unspecified damages and rescission of the self tender. On December 5, 2003 Register.com filed a motion to dismiss for failure to state a claim upon which relief can be granted and failure to comply with the requirements of Rule 23.1 and on February 26, 2004 Register.com filed a brief in support of such motion. On August 23, 2004, the court granted the plaintiff's notice of dismissal and the action was dismissed without prejudice.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 6.    Exhibits.

Exhibits

Number	Description
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTER.COM, INC.
Date: November 9, 2004	By:	/s/ Jonathan Stern
Name: Jonathan Stern
Title: Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.