Form 10-K/A
period 2003-12-31
REGISTER COM INC
filed 2004-11-10
CIK 1091284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

REGISTER.COM, INC.
2003 FORM 10-K/A (Amendment No. 1) ANNUAL REPORT

TABLE OF CONTENTS

		Page
EXPLANATORY NOTE
PART I
Item 1.	Business	2
PART II
Item 6.	Selected Financial Data	29
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 8.	Financial Statements and Supplementary Data	43
Item 9A.	Controls and Procedures	67
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	69

EXPLANATORY NOTE

Register.com, Inc. (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2003 (this "Amendment") to reflect the restatement of its financial statements for the year ended December 31 2003 and the corresponding changes described below.

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

A discussion of the restatement is set forth in Note 15 to the Consolidated Financial Statements included in this Amendment. Changes also have been made to the following items in this Amendment as a result of the restatement:

Part I

•	Item 1, Business — Risk Factors

Part II

•	Item 6, Selected Financial Data

•	Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8, Financial Statements and Supplementary Data

•	Item 9A, Controls and Procedures

This Amendment does not reflect events that have occurred after March 12, 2004, the date the Annual Report on Form 10-K was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company's subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of such original filing date.

The Company is concurrently filing with the Securities and Exchange Commission amendments on Form 10-Q/A (the "Form 10-Q/A's") to its Quarterly Reports on Form 10-Q for the three months ended March 31, 2004 and the six months ended June 30, 2004 to reflect changes required as a result of the restatement. No amendments have been made to the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 or September 30, 2003 as all relevant changes have been reflected in this Amendment and in the Form 10-Q/A's.

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

Domain Name Registration System

The Internet domain name registration system consists of two principal functions: registry and registrar. A registry maintains a master database of domain names, and their corresponding Internet Protocol (IP) addresses, registered in a particular top level domain, such as ..com, .us or .uk. A registrar, such as Register.com, acts as an intermediary between the registry and the businesses and consumers, referred to as registrants, seeking to register domain names. Registrars typically handle billing, customer service and the technical management of a domain name registration. As of March 1, 2004, there were 191 registrars accredited by ICANN to accept registration in one or more of the gTLDs, although not all of these accredited registrars are operational. In addition, there are many resellers that are not ICANN accredited registrars, but compete in the marketplace as a reseller of domain name registrations.

The domain name system is organized according to industry nomenclature by levels, so that, for example, in the domain name mybrand.com, .com is the top level domain and mybrand is the second level domain. Top level domains are classified as either gTLDs or ccTLDs. Each ccTLD is affiliated with a specific country, whereas gTLDs are not. Although the original and most common gTLDs continue to be .com, .net and .org, in November 2000, ICANN approved seven additional gTLD registries: .biz, .info, .name, ..pro, .museum, .coop and .aero.

There are currently more than 400 different ccTLDs, such as .de for Germany and .jp for Japan or sub domains, such as .co.uk and .org.uk for the United Kingdom, representing more than 200 countries and territories. Each registry for a ccTLD is responsible for maintaining and operating its own database of registered domain names. Some ccTLDs are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis. Others require that registrants have a local presence in the country and may have other requirements and restrictions as well. Several high profile ccTLDs that have recently relaxed previous restrictions include .us (United States) and .cn (China). While there have been movements by ICANN directed at creating uniform domain name registration rules and registrar administration guidelines, to date there has been no international consensus.

From January 1993 until April 1999, Network Solutions, Inc. was the sole entity authorized by the U.S. government to act as both registrar and registry for domain names in the .com, .net and .org top level domains. In November 1998, ICANN was selected by the U.S. Department of Commerce to oversee the management of the .com, .net and .org domains. In April 1999, as a preliminary step to introducing competition into the domain name registration system for .com, .net and .org domains, ICANN selected Register.com as one of five registrars to participate in a testbed to evaluate whether the registration system could accommodate multiple registrars. In June 1999, we were the first of these five competitive registrars to launch our registration services. In November 1999, the testbed was completed, and all registrars meeting ICANN's standards for accreditation were permitted to register domain names in the .com, .net and .org domains.

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

Although we were profitable for the year 2003, we were not profitable for the first six months of 2003, or for the years 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million and our net loss for 2001 included a $32.5 million writedown of intangibles. We incurred losses from operations of approximately $17.2 million for the year 2002 and $19.9 million for the year 2001. As of December 31, 2003 our accumulated deficit totaled $38.3 million. We expect our research and development costs to continue at high levels throughout much of 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you when our research and development costs will decrease. In addition, losses at our RCOM Europe and RegistryPro subsidiaries have contributed to a decline in our profitability. Although we are expecting losses at RCOM Europe to impact our profitability negatively through the early part of the year 2004 and perhaps beyond, we are projecting that RCOM Europe will operate profitably for the full year 2004. However, we cannot assure you that it will achieve such profitability. We sold our RegistryPro business in February 2004 and, accordingly, we believe that RegistryPro will not have a significant negative impact on our profitability in 2004 or beyond. We have also budgeted for a significant increase in our marketing expense in 2004 compared with 2003, and we cannot assure you that those additional marketing expenses will result in additional revenues. In addition, unless we lower the number of credit card refunds and reduce our level of credit card chargebacks, we may continue to be subject to significant penalties that would impact our profitability. Further, we anticipate that our revenues from advertising will be materially lower in future periods. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in the future.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Restated)	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$104,319	$106,288	$116,281	$86,110	$9,645
Cost of revenues	32,694	35,299	34,790	23,869	3,083
Gross profit	71,625	70,989	81,491	62,241	6,562
Operating expenses:
Sales and marketing	26,169	31,222	33,532	47,311	7,150
Research and development	18,615	13,357	7,741	5,580	1,767
General and administrative (including non-cash compensation of $1,048, $1,937, $1,771, $2,173, and $4,929, respectively)	26,865	26,312	14,769	13,434	7,309
Amortization and writedown of goodwill and other intangibles	551	17,290	45,299	5,582	—
Total operating expenses	72,200	88,181	101,341	71,907	16,226
(Loss) from operations	(575)	(17,192)	(19,850)	(9,666)	(9,664)
Other income, net	2,989	5,588	8,664	9,520	887
Gain on sale of investment	—	—	—	4,603	—
Income (loss) before provision (benefit) for income taxes	2,414	(11,604)	(11,186)	4,457	(8,777)
Provision (benefit) for income taxes	(3,135)	(1,195)	10,401	4,187	—
Net income (loss)	$5,549	$(10,409)	$(21,587)	$270	$(8,777)

Basic income (loss) per share	$0.16	$(0.26)	$(0.58)	$0.01	$(0.46)
Diluted income (loss) per share	$0.15	$(0.26)	$(0.58)	$0.01	$(0.46)
Weighted average number of shares outstanding:
Basic	35,701	40,046	37,424	31,394	19,117
Diluted	37,662	40,046	37,424	39,184	19,117

	December 31,
	2003	2002	2001	2000	1999
	(Restated)		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$52,991	$50,557	$61,932	$60,156	$40,944
Short-term investments	39,043	105,283	78,186	65,283	4,723
Working capital	62,916	117,337	120,592	92,160	29,813
Available-for-sale securities	2,527	61,205	57,651	47,980	—
Total assets	166,650	285,604	268,789	292,617	68,336
Total deferred revenues	86,919	87,110	77,379	88,516	32,101
Total liabilities	103,133	111,962	93,196	103,722	46,423
Stockholders' equity	63,517	173,642	175,593	188,895	21,913

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

Restatement of Financial Statements

We restated our financial statements for the year 2003 to correct an error related to a deferred income tax benefit which should have been recorded in the first quarter of 2003 in connection with RCOM Europe's goodwill impairment charge of $8.3 million in the third quarter of 2002. The goodwill was initially recorded in March 2002 in connection with the acquisition of RCOM Europe. At the time of the goodwill impairment charge in the third quarter of 2002, no income tax benefit was recorded as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March 2003, the Company filed an election with the IRS to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Accordingly, the goodwill that had been impaired for financial reporting purposes in the third quarter of 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January 1, 2003. Based on the Company's expectation of generating future taxable income in the U.S., realization of an income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset of $3.2 million should have been recorded in the first quarter of 2003 upon the change in tax status. This restatement favorably impacted the provision for income taxes and increased net income for the year 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations in 2003. The error was caused by a material control weakness, which is further discussed in Item 9A.

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

Provision for Income Taxes

We recorded an income tax benefit, net, in 2003 of $3.1 million, primarily as a result of our filing of an election with the IRS to include the consolidated income or loss of RCOM Europe in our consolidated U.S. federal tax return starting in the year 2003. That election resulted in our recording a deferred tax benefit of $3.2 million in 2003 because goodwill is deductible for U.S. federal income tax purposes but not for U.K. tax purposes. Our income tax benefit, net, is composed of the $3.2 million deferred tax benefit, offset by $0.1 million of income tax provision. This $0.1 million of income tax provision resulted from our pre-tax income less tax-free interest income earned on our investment portfolio. The provision for income taxes in 2002 was a benefit of $1.2 million, representing an effective tax rate of 11% of the pre-tax loss. This lower-than-statutory effective tax benefit resulted primarily from the fact that only a portion of the goodwill impairment writedown was tax deductible, and in part because no tax benefits were recorded in connection with losses generated by RCOM Europe, as realization was not assured.

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

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
			(Restated)
	(in thousands, except per share amounts)
Net revenues	$25,313	$25,749	$26,167	$27,090	$26,531	$25,490	$26,967	$27,300
Cost of revenues	8,085	7,748	8,570	8,291	9,207	8,182	9,157	8,753
Gross profit	17,228	18,001	17,597	18,799	17,324	17,308	17,810	18,547
Operating expenses:
Sales and marketing	6,825	6,098	6,599	6,647	7,424	7,270	8,294	8,234
Research and development	5,466	5,079	4,169	3,901	3,985	3,897	3,157	2,318
General and administrative (including non-cash compensation of $288, $285, $287, $188, $521, $492, $469, and $455, respectively)	4,542	4,877	11,354	6,092	7,619	10,030	4,799	3,864
Amortization and writedown of goodwill and other intangibles	145	137	135	134	134	17,003	123	30
Total operating expenses	16,978	16,191	22,257	16,774	19,162	38,200	16,373	14,446
Income (loss) from operations	250	1,810	(4,660)	2,025	(1,838)	(20,892)	1,437	4,101
Other income (expense), net	440	771	899	879	1,351	1,174	1,473	1,590
Income (loss) before provision (benefit) for income taxes	690	2,581	(3,761)	2,904	(487)	(19,718)	2,910	5,691
Provision (benefit) for income taxes	(197)	158	(765)	(2,331)	(140)	(5,155)	2,063	2,037
Net income (loss)	$887	$2,423	$(2,996)	$5,235	$(347)	$(14,563)	$847	$3,654
Basic (loss) income per share	$0.04	$0.06	$(0.07)	$0.13	$(0.01)	$(0.36)	$0.02	$0.09
Diluted (loss) income per share	$0.04	$0.06	$(0.07)	$0.12	$(0.01)	$(0.36)	$0.02	$0.08
Weighted average number of shares outstanding:
Basic	23,519	37,426	40,991	40,685	40,057	40,049	39,530	38,572
Diluted	25,311	38,927	40,991	43,286	40,057	40,049	43,544	44,175

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
				(Restated)
Net revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	32	30	33	31	35	32	34	32
Gross profit	68	70	67	69	65	68	66	68
Operating costs and expenses
Sales and marketing	27	24	25	25	28	29	31	30
Research and development	22	20	16	14	15	15	12	9
General and administrative (including non-cash compensation)	18	19	43	22	29	39	18	14
Amortization and writedown of goodwill and other intangibles	—	—	1	—	—	67	—	—
Total operating costs and expenses	67	63	85	61	72	150	61	53
Income (loss) from operations	1	7	(18)	8	(7)	(82)	5	15
Other income (expenses), net	2	3	3	3	5	5	6	6
Income (loss) before provision (benefit) for income taxes	3	10	(15)	11	(2)	(77)	11	21
Provision (benefit) for income Taxes	1	1	(3)	(9)	(1)	(20)	8	8
Net income (loss)	4%	9%	(12)%	20%	(1)%	(57)%	3%	13%

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Register.com, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Register.com, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

As discussed in Notes 11 and 15, the Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2003 to reflect an increase in deferred income taxes and related tax benefit.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 6, 2004, except for Notes 11 and 15, as to which the date is November 9, 2004

REGISTER.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2003	2002
	(Restated— See Note 15)
Assets:
Current Assets:
Cash and cash equivalents	$52,991	$50,557
Short-term investments	39,043	105,283
Accounts receivable, less allowance of $1,850 and $2,695, respectively	6,505	8,453
Prepaid domain name registry fees	14,477	15,457
Deferred tax asset, net	17,454	14,753
Other current assets	2,388	3,303
Total current assets	132,858	197,806
Fixed assets, net	8,363	8,450
Prepaid domain name registry fees, net of current portion	9,856	7,131
Deferred tax asset, net	10,698	8,299
Other investments	396	396
Marketable securities	2,527	61,205
Goodwill and other intangible assets, net	1,952	2,317
Total assets	$166,650	$285,604
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued expenses	$16,214	$15,227
Deferred revenue, net	53,728	55,617
Acquisition note payable	—	9,625
Total current liabilities	69,942	80,469
Deferred revenue, net of current portion	33,191	31,493
Total liabilities	103,133	111,962
Commitments and contingencies
Stockholders' equity:
Preferred stock—$.0001 par value, 5,000,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock—$.0001 par value, 200,000,000 shares authorized; 23,536,801 and 40,624,502 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	2	4
Additional paid-in capital	100,228	216,713
Unearned compensation	(528)	(1,376)
Accumulated other comprehensive income	2,144	2,179
Accumulated deficit	(38,329)	(43,878)
Total stockholders' equity	63,517	173,642
Total liabilities and stockholders' equity	$166,650	$285,604

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
	(Restated— See Note 15)
Net revenues	$104,319	$106,288	$116,281
Cost of revenues	32,694	35,299	34,790
Gross profit	71,625	70,989	81,491
Operating expenses:
Sales and marketing	26,169	31,222	33,532
Research and development	18,615	13,357	7,741
General and administrative (including non-cash compensation of $1,048, $1,937, and $1,771, respectively)	26,865	26,312	14,769
Amortization and writedown of goodwill and other intangibles	551	17,290	45,299
Total operating expenses	72,200	88,181	101,341
(Loss) from operations	(575)	(17,192)	(19,850)
Other income (expense), net	2,989	5,588	8,664
Income (loss) before provision for income taxes	2,414	(11,604)	(11,186)
Provision (benefit) for income taxes	(3,135)	(1,195)	10,401
Net income (loss)	5,549	(10,409)	(21,587)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(693)	(595)	1,002
Gain on foreign currency translation	658	1,388	—
Comprehensive income (loss)	$5,514	$(9,616)	$(20,585)
Basic income (loss) per share	$0.16	$(0.26)	$(0.58)
Diluted income (loss) per share	$0.15	$(0.26)	$(0.58)
Weighted average number of shares outstanding:
Basic	35,701	40,046	37,424
Diluted	37,662	40,046	37,424

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compen- sation	Accumulated other comprehensive income	Accumu- lated Deficit	Total
Balance at January 1, 2001	—	—	36,823,281	$4	$204,677	$(4,288)	$384	$(11,882)	$188,895
Issuance of shares for the Employee Stock Purchase Plan	—	—	66,774	—	399	—	—	—	399
Amortization of unearned compensation	—	—	—	—	(10)	1,771	—	—	1,761
Exercise of stock options, inclusive of related tax benefit	—	—	794,011	—	4,905	—	—	—	4,905
Exercise of warrants	—	—	570,428	—	208	—	—	—	208
Issuance of restricted stock	—	—	42,087	—	500	(490)	—	—	10
Net unrealized holding gain in marketable securities	—	—	—	—	—	—	1,002	—	1,002
Net income (loss)	—	—	—	—	—	—	—	(21,587)	(21,587)
Balance at December 31, 2001	—	—	38,296,581	4	210,679	(3,007)	1,386	(33,469)	175,593
Issuance of shares for the Employee Stock Purchase Plan	—	—	62,470	—	349	—	—	—	349
Amortization of unearned compensation	—	—	—	—	—	1,937	—	—	1,937
Exercise of stock options, inclusive of related tax benefit	—	—	1,537,899	—	6,969	—	—	—	6,969
Exercise of warrants	—	—	1,063,406	—	42	—	—	—	42
Issuance of restricted stock	—	—	34,246	—	306	(306)	—	—	—
Repurchase and retirement of treasury stock	—	—	(370,100)	—	(1,632)	—	—	—	(1,632)
Other comprehensive income:
Net unrealized holding loss on marketable securities	—	—	—	—	—	—	(595)	—	(595)
Foreign currency translation	—	—	—	—	—	—	1,388	—	1,388
Net income (loss)	—	—		—	—	—	—	(10,409)	(10,409)
Balance at December 31, 2002	—	—	40,624,502	4	216,713	(1,376)	2,179	(43,878)	173,642
Issuance of shares for the Employee Stock Purchase Plan	—	—	62,900	—	207	—	—	—	207
Amortization of unearned compensation	—	—	—	—	—	1,048	—	—	1,048
Exercise of stock options, inclusive of related tax benefit	—	—	338,731	—	3,132	—	—	—	3,132
Exercise of warrants	—	—	388,622	—	1	—	—	—	1
Issuance of restricted stock	—	—	37,951	—	200	(200)	—	—	—
Repurchase and Retirement of common stock	—	—	(17,915,905)	(2)	(120,025)	—	—	—	(120,027)
Other comprehensive income:
Net unrealized holding loss on marketable securities	—	—	—	—	—	—	(693)	—	(693)
Foreign currency translation	—	—	—	—	—	—	658	—	658
Net income (loss) (Restated—See Note 15)	—	—	—	—	—	—	—	5,549	5,549
Balance at December 31, 2003 (Restated—See Note 15)	—	—	23,536,801	$2	$100,228	$(528)	$2,144	$(38,329)	$63,517

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
	(Restated— See Note 15)
Cash flows from operating activities
Net income (loss)	$5,549	$(10,409)	$(21,587)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred revenues	(1,029)	1,864	(11,138)
Depreciation, amortization and writedown of goodwill and other intangible assets	4,844	21,802	48,829
Compensatory stock options and warrants expense	1,048	1,631	1,771
Deferred income taxes	(5,100)	(4,637)	2,339
Tax benefit from exercise of employee stock options	2,723	1,061	4,424
Changes in assets and liabilities affecting operating cash flows, net of acquisitions:
Accounts receivable	2,222	6,190	(5,280)
Prepaid domain name registry fees	(1,498)	(638)	2,715
Prepaid income taxes	—	—	3,774
Other current assets	1,090	2,730	(2,209)
Accounts payable and accrued expenses	1,004	(3,447)	612
Net cash provided by operating activities	10,853	16,147	24,250
Cash flows from investing activities
Capital expenditures	(4,026)	(3,247)	(2,195)
Purchases of investments	(410,414)	(300,185)	(139,830)
Maturities of investments	535,236	270,416	118,463
Acquisitions, net	—	(9,359)	—
Net cash provided (used) by investing activities	120,796	(42,375)	(23,562)
Cash flows from financing activities
Issuance of notes payable	—	8,552	—
Repayment of notes payable	(10,585)	(219)	—
Net proceeds from issuance of common stock and warrants	592	6,605	1,088
Retirement of common stock	(120,000)	(1,632)	—
Net cash (used) provided by financing activities	(129,993)	13,306	1,088
Effect of exchange rate changes on cash	778	1,547	—
Net increase (decrease) in cash and cash equivalents	2,434	(11,375)	1,776
Cash and cash equivalents at beginning of period	50,557	61,932	60,156
Cash and cash equivalents at end of period	$52,991	$50,557	$61,932
Supplemental disclosure of cash flow information:
Cash paid for interest	$77	$123	$—
Cash paid for income taxes	$130	$1,731	$—

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

	Year ended December 31,
	2003	2002	2001
	(Restated— See Note 15)
	(in thousands, except per share data)
Net income (loss):
As reported	$5,549	$(10,409)	$(21,587)
Add: Stock-based employee compensation included in reported net income	1,048	1,937	1,771
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(4,193)	(3,650)	(5,157)
Pro forma	$2,404	$(12,122)	$(24,973)
Net income (loss) per share:
As reported — diluted	$0.15	$(0.26)	$(0.58)
Pro forma — diluted	$0.06	$(0.30)	$(0.67)

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

Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the proceeds of exercises of options and warrants. Details of the calculations of net income (loss) per share are as follows:

	Year Ended December 31,
	2003	2002	2001
	(Restated— See Note 15)
	(in thousands, except per share amounts)
Net income (loss) per share — basic:
Net income (loss) available to common shareholders	$5,549	$(10,409)	$(21,587)
Weighted average shares — basic	35,701	40,046	37,424
Net income (loss) per share — basic	$0.16	$(0.26)	$(0.58)

Net income (loss) per share — diluted:
Net income (loss)	$5,549	$(10,409)	$(21,587)
Weighted average shares outstanding — basic	35,701	40,046	37,424
Diluted effect of stock options	264	606	2,292
Diluted effect of warrants	1,697	2,193	4,791
Weighted average shares — diluted	37,662	42,845	44,507
Net income (loss) per share — diluted	$0.15	*	*

*	Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, diluted net loss per share is the same as basic net loss per share.

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

Comprehensive income was $35,000 less than net income for the year 2003, representing a net unrealized loss on marketable securities of $693,000 offset in part by an unrealized gain on foreign currency translation of $658,000.

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

The provision for income taxes for the years 2003, 2002 and 2001 consists of the following:

	December 31,
	2003	2002	2001
	(Restated— See Note 15)	(in thousands)
Current provision:
Federal	$1,202	$2,395	$5,634
State	500	1,046	2,252
Foreign	263	—	—
Total current	1,965	3,441	7,886
Deferred provision (benefit):
Federal	(3,552)	(3,620)	1,513
State	(1,548)	(1,016)	1,002
Total deferred	(5,100)	(4,636)	2,515
Total provision (benefit)	$(3,135)	$(1,195)	$10,401

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

The components of the net deferred tax asset were as follows:

	December 31,
	2003	2002
	(Restated— See Note 15)
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$803	$1,142
Accrued expenses	192	184
Allowance for returns	359	357
Depreciation and amortization	439	323
Stock-based compensation	180	(55)
Deferred revenue	25,340	25,874
Credit card penalties	2,663	1,584
Foreign Tax Credit	112	—
Goodwill impairment charge	3,225	—
Total deferred tax asset	33,313	29,409
Deferred tax liabilities:
Prepaid domain name registry fees	5,172	6,101
Deferred commissions	(145)	40
Restricted stock	134	216
Total deferred tax liabilities	5,161	6,357
Net deferred tax asset	$28,152	$23,052

The income tax provision (benefit) in the Statement of Operations differs from income tax provision (benefit) determined by applying the statutory Federal income tax rate to the net income (loss) shown in the financial statements as a result of the following:

	Year ended December 31,
	2003	2002	2001
	(Restated— (See Note 15)
Tax provision (benefit) at Federal statutory rate	34.0%	(35.0)%	(35.0)%
State income tax provision (benefit), net of Federal tax charge	1.0	0.6	(4.7)
Foreign tax rate	10.9	34.9	—
Tax exempt interest	(39.5)	(12.7)	—
Non-deductible amortization and writedown of goodwill and other intangible assets	—	26.1	152.4
Abandonment of Afternic business (Note 13)	—	(23.7)	—
Tax credits	(15.2)	(5.5)	—
Other permanent items	(16.4)	5.0	—
Non-deductible advisory costs	28.9	—	—
Benefit attributable to tax deductible goodwill	(133.6)	—	—
Valuation allowance	—	—	(19.8)
Tax provision (benefit) per statement of operations	(129.9)%	(10.3)%	92.9%

12.    Commitments

Operating leases

The Company leases office facilities under non-cancelable operating leases expiring through 2011. Future minimum lease payments are as follows:

Years ending December 31,	(in thousands)
2004	$1,353
2005	1,234
2006	1,127
2007	885
2008	882
Thereafter	795
Total minimum lease payments	$6,276

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

For the year 2002, RCOM Europe recorded revenue of $7.2 million, and incurred a loss of $10.5 million, which included a charge of $8.3 million related to an impairment of goodwill. The Company did not record a tax benefit in connection with that loss because the goodwill was not deductible in the separate tax return of RCOM Europe. However, in 2003 the Company filed an election with the Internal Revenue Service to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Since the goodwill is deductible for U.S. federal tax purposes, that election resulted in the Company's recording a deferred tax benefit of $3.2 million in 2003.

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

Note 15 — Restatement of Financial Statements

The Company restated its consolidated financial statements as of and for the year ended December 31, 2003. The restatement reflects the recognition of a deferred income tax asset as a result of a tax election made in the first quarter of 2003 which allowed the Company to record a tax benefit relating to an otherwise non-deductible goodwill impairment charge of $8.3 million recorded by RCOM Europe in the third quarter of 2002. At the time of the goodwill impairment charge, no income tax benefit was recorded as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March 2003, the Company filed an election with the IRS to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Accordingly, the goodwill that had been impaired for financial reporting purposes in the third quarter of 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January

1, 2003. Based on the Company's expectation of generating future taxable income in the U.S., realization of an income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset of $3.2 million should have been recorded in the first quarter of 2003 upon the change in tax status.

This restatement favorably impacted the provision for income taxes and increased net income for the year 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations for the year ended December 31, 2003. In addition, there was a reclassification from current deferred tax asset to noncurrent deferred tax asset of approximately $7.8 million.

A summary of the aggregate effect of this restatement on the Company's Consolidated Balance Sheet as of December 31, 2003 and Consolidated Statement of Operations for the year ended December 31, 2003 is shown below.

	As of December 31, 2003
	As Reported	As Restated
Changes to Consolidated Balance Sheet:
Changes to Consolidated Balance Sheet:
Deferred tax asset, net – current	$24,927	$17,454
Total current assets	$140,331	$132,858
Deferred tax asset, net – noncurrent	$—	$10,698
Total assets	$163,425	$166,650
Accumulated deficit	$(41,554)	$(38,329)
Total shareholders' equity	$60,292	$63,517

	Year ended December 31, 2003
	As Reported	As Restated
Changes to Consolidated Statement of Operations:
Provision (benefit) for income taxes	$90	$(3,135)
Net income	$2,324	$5,549
Comprehensive income	$2,289	$5,514
Basic income per share	$0.07	$0.16
Diluted income per share	$0.06	$0.15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Register.com, Inc.:

In connection with our audits of the financial statements of Register.com, Inc. as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, which financial statements are included in the Form 10-K/A, we have also audited the financial statement schedule listed in Part II herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 11 and 15, the Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2003 to reflect an increase in deferred income taxes and related tax benefit.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 6, 2004 except for Notes 11 and 15, as to which the date is November 9, 2004

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

Item 9A. Controls and Procedures

In connection with preparation of our 2003 U.S. federal tax returns and the "true-up" of the tax amount reflected on the 2003 tax returns to the 2003 financial statement tax provision, we found that an error had been made in the first quarter of 2003 in that we failed to recognize a deferred income tax asset which resulted from a tax election we made in that quarter. After we found that an error had been made, we performed a thorough analysis of the issue, including a calculation of the appropriate amount of deferred tax asset to be recognized, together with the corresponding increases to net income and stockholders' equity. This error was corrected by the filing of this Amendment, together with amendments to the Company's Quarterly Reports on Form 10-Q for the three and six months ended March 31, 2004 and June 30, 2004, which included an appropriate restatement of the 2003 financial statements.

This restatement favorably impacted the provision for income taxes and increased net income for the year 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations in 2003.

At the time this error occurred, although the Company had control procedures in place to determine its financial statement tax provision, those control procedures were not adequate to prevent the occurrence of this error. The Company has received a letter from its independent registered public accountants indicating that the error was attributable to a material weakness in the Company's internal control over financial reporting in 2003. The Company has informed the audit committee of this material weakness. The Company has implemented new control procedures which require the Controller of the Company to calculate the financial statement tax provision which is reviewed by the Chief Financial Officer and is implementing procedures to send this calculation to outside tax advisors for review. In addition, the new control procedures include an assessment of the financial statement impact of each non-recurring transaction, and documentation of such analysis with a memorandum to be prepared by the Company's Chief Financial Officer. The Company believes that these new control procedures will adequately remediate this material weakness.

Prior to the initial filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. However, as a result of the Company's decision to restate its financial statements, the Company completed in early November 2004, prior to filing this Amendment, a second evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this second evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as a result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective as of December 31, 2003. However, as a result of the analysis and calculations discussed above, management believes that the restated financial statements included in this Amendment fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

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

2.    Financial Statement Schedules.

The Valuation and Qualifying Account Schedule as set forth under Item 8 of this report is incorporated herein by reference.

3.    Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533).
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533).
3.4	Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
4.1	Specimen common stock certificate (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.2	See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining the rights of holders of Common Stock (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.3	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.4	Registration Rights Agreement dated June 4, 2000 (incorporated by reference to Exhibit 4.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
4.5	Registration Rights Agreement dated September 15, 2000 (incorporated by reference to Exhibit 4.3.3 of Registrant Current Report on Form 8-K dated September 29, 2000).
4.6	Certificate of designations, preferences and relative, participating, optional and other special rights of preferred stock and qualifications, limitations and restrictions of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 of Registration Statement No. 333-93533).

Exhibit Number	Description
4.7	Form of warrant to purchase common stock issued to Series A Convertible Preferred Stockholders (incorporated by reference to Exhibit 4.6.1 of Registration Statement No. 333-93533).
4.8	Form of warrant to purchase common stock issued to Niles H. Cohen and Zachary Prensky (incorporated by reference to Exhibit 4.6.4 of Registration Statement No. 333-93533).
4.9*	Form of Amended and Restated Common Stock Purchase Warrant — Series A issued to Richard D. Forman, Peter A. Forman, Dan Levine and Capital Express LLC (incorporated by reference to Exhibit 4.6.5 of Registration Statement No. 333-93533).
4.10	Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated (incorporated by reference to Exhibit 4.6.6 of Registration Statement No. 333-93533).
4.11	Form of warrant to purchase common stock issued to consultants (incorporated by reference to Exhibit 4.6.7 of Registration Statement No. 333-93533).
4.12*	Employee Stock Option Certificate issued to Richard D. Forman (incorporated by reference to Exhibit 4.7.1 of Registration Statement No. 333-93533).
4.13*	Stock Issuance Agreement, dated March 20, 2002, with Walt Meffert, Jr. (incorporated by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
4.14*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 4.10 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.15	Rights Agreement, dated as of October 28, 2002, between Register.com, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
10.1	1997 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.2	1999 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.3	Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and Register.com, Inc (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.4	Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com, Inc (incorporated by reference to Exhibit 10.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
10.5	Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc. and Register.com, Inc (incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-93533).

Exhibit Number	Description
10.6	Lease between Pennbus Realties, Inc. and Forman Interactive Corp (incorporated by reference to Exhibit 10.5 of Registration Statement No. 333-93533).
10.7	2000 Stock Incentive Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.8	Amended and Restated 2000 Stock Incentive Plan (effective as of March 22, 2002) (incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6.2 of Registration Statement No. 333-93533).
10.10*	Employment Agreement, dated November 15, 1995, with Richard D. Forman (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-93533).
10.11*	Employment Agreement, dated February 27, 2000, with Richard D. Forman (incorporated by reference to Exhibit 10.8 of Registration Statement No. 333-93533).
10.12*	Employment Agreement with Jack S. Levy (incorporated by reference to Exhibit 10.8.2 of Registration Statement No. 333-93533).
10.13*	Offer Letter, dated October 8, 2001, with Walt Meffert, Jr (incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.14*	Promissory Note, dated December 20, 2001, with Walt Meffert, Jr (incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Lease between Yarmouth Area Industrial Commission and RCOM Canada, Corp (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001).
10.16*	Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern (incorporated by reference to Exhibit 10.23 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.17*	Employment Agreement by and between Register.com and Mitchell Quain, dated November 25, 2002 (incorporated by reference to Exhibit 10.24 of Registrant's Current Report on Form 8-K dated November 25, 2002).
10.18*	Form of Indemnification Agreement between the Company and certain executive officers and directors.
10.19*	Amendment to Offer Letter with Walt Meffert, Jr., dated November 26, 2002.
10.20*	Offer Letter, dated June 8, 2001 with Michael Pollack.
10.21*	Promissory Note, dated June 11, 2001 with Michael Pollack (incorporated by reference to Exhibit d (9) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.22*	Stock Issuance Agreement with Michael Pollack (incorporated by reference to Exhibit d (10) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).

Exhibit Number	Description
10.23*	Stock Option Agreement with Mitchell I. Quain (incorporated by reference to Exhibit d (12) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.24*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 10.32 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.25*	Restricted Stock Agreement with Jack S. Levy, effective as of March 8, 2003 (incorporated by reference to Exhibit 10.33 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.26*	Form of Executive Change in Control Severance Program (incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.27*	Form of U.S. Director-level Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.28*	Form of U.S. Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.29*	Form of Change in Control Voluntary Termination Benefits Letter with Executives (incorporated by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.30*	Form of Retention Bonus Letter Agreement with Executives who are party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.38 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.31*	Form of Retention Bonus Letter Agreement with Executives who are not party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.39 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.32*	Amendment to Letter Agreement of Employment with Jonathan Stern, dated May 8, 2003 (incorporated by reference to Exhibit 10.40 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.33*	Retention Bonus Letter Agreement with Jonathan Stern, dated May 13, 2003 (incorporated by reference to Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.34	Agreement, dated June 9, 2003, among Register.com, Inc., Barington Companies Equity Partners, L.P. and the other parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.42 of Registrant's Current Report on Form 8-K dated June 10, 2003).
10.35*	Employment Agreement, dated June 16, 2003, with Peter A. Forman (incorporated by reference to Exhibit 10.43 of Registrant's Current Report on Form 8-K dated June 17, 2003).

Exhibit Number	Description
10.36*	Amendment to Letter Agreement of Employment with Michael D. Pollack, dated May 23, 2003 (incorporated by reference to Exhibit (d)(1)(T) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.37*	Letter Agreement of Employment, dated as of November 15, 2002, with Alan Kipust (incorporated by reference to Exhibit (d)(1)(CC) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.38*	Letter of Agreement of Employment, dated August 6, 2003, with Monica Schulze Hodges (incorporated by reference to Exhibit (d)(1)(EE) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.39*	Amendment to Letter Agreement of Employment, dated as of November 19, 2003, with Alan Kipust (Incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 12, 2004).
21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 12, 2004).
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350.
32.2	Certification by Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On November 10, 2003, we filed a Current Report on Form 8-K, Item 12 announcing our financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Register.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 9th day of November, 2004.

REGISTER.COM, INC.
By: /s/ Peter A. Forman

Peter A. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Forman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2004

Peter A. Forman

/s/ Jonathan Stern	Chief Financial Officer (Principal Accounting and Financial Officer)	November 9, 2004

Jonathan Stern

/s/ Mitchell I. Quain	Chairman of the Board of Directors	November 9, 2004

Mitchell I. Quain

/s/ Niles H. Cohen	Director	November 9, 2004

Niles H. Cohen

/s/ Dewain K. Cross	Director	November 9, 2004

Dewain K. Cross

/s/ James A. Mitarotonda	Director	November 9, 2004

James A. Mitarotonda

/s/ Stanley Morten	Director	November 9, 2004

Stanley Morten

/s/ Jim Rosenthal	Director	November 9, 2004

Jim Rosenthal

/s/ Reginald Van Lee	Director	November 9, 2004

Reginald Van Lee

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533).
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533).
3.4	Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
4.1	Specimen common stock certificate (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.2	See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining the rights of holders of Common Stock (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.3	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.4	Registration Rights Agreement dated June 4, 2000 (incorporated by reference to Exhibit 4.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
4.5	Registration Rights Agreement dated September 15, 2000 (incorporated by reference to Exhibit 4.3.3 of Registrant Current Report on Form 8-K dated September 29, 2000).
4.6	Certificate of designations, preferences and relative, participating, optional and other special rights of preferred stock and qualifications, limitations and restrictions of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 of Registration Statement No. 333-93533).
4.7	Form of warrant to purchase common stock issued to Series A Convertible Preferred Stockholders (incorporated by reference to Exhibit 4.6.1 of Registration Statement No. 333-93533).
4.8	Form of warrant to purchase common stock issued to Niles H. Cohen and Zachary Prensky (incorporated by reference to Exhibit 4.6.4 of Registration Statement No. 333-93533).
4.9*	Form of Amended and Restated Common Stock Purchase Warrant — Series A issued to Richard D. Forman, Peter A. Forman, Dan Levine and Capital Express LLC (incorporated by reference to Exhibit 4.6.5 of Registration Statement No. 333-93533).
4.10	Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated (incorporated by reference to Exhibit 4.6.6 of Registration Statement No. 333-93533).
4.11	Form of warrant to purchase common stock issued to consultants (incorporated by reference to Exhibit 4.6.7 of Registration Statement No. 333-93533).

Exhibit Number	Description
4.12*	Employee Stock Option Certificate issued to Richard D. Forman (incorporated by reference to Exhibit 4.7.1 of Registration Statement No. 333-93533).
4.13*	Stock Issuance Agreement, dated March 20, 2002, with Walt Meffert, Jr. (incorporated by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
4.14*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 4.10 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.15	Rights Agreement, dated as of October 28, 2002, between Register.com, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
10.1	1997 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.2	1999 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.3	Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and Register.com, Inc (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.4	Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com, Inc (incorporated by reference to Exhibit 10.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
10.5	Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc. and Register.com, Inc (incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-93533).
10.6	Lease between Pennbus Realties, Inc. and Forman Interactive Corp (incorporated by reference to Exhibit 10.5 of Registration Statement No. 333-93533).
10.7	2000 Stock Incentive Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.8	Amended and Restated 2000 Stock Incentive Plan (effective as of March 22, 2002) (incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6.2 of Registration Statement No. 333-93533).
10.10*	Employment Agreement, dated November 15, 1995, with Richard D. Forman (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-93533).
10.11*	Employment Agreement, dated February 27, 2000, with Richard D. Forman (incorporated by reference to Exhibit 10.8 of Registration Statement No. 333-93533).

Exhibit Number	Description
10.12*	Employment Agreement with Jack S. Levy (incorporated by reference to Exhibit 10.8.2 of Registration Statement No. 333-93533).
10.13*	Offer Letter, dated October 8, 2001, with Walt Meffert, Jr (incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.14*	Promissory Note, dated December 20, 2001, with Walt Meffert, Jr (incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Lease between Yarmouth Area Industrial Commission and RCOM Canada, Corp (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001).
10.16*	Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern (incorporated by reference to Exhibit 10.23 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.17*	Employment Agreement by and between Register.com and Mitchell Quain, dated November 25, 2002 (incorporated by reference to Exhibit 10.24 of Registrant's Current Report on Form 8-K dated November 25, 2002).
10.18*	Form of Indemnification Agreement between the Company and certain executive officers and directors.
10.19*	Amendment to Offer Letter with Walt Meffert, Jr., dated November 26, 2002.
10.20*	Offer Letter, dated June 8, 2001 with Michael Pollack.
10.21*	Promissory Note, dated June 11, 2001 with Michael Pollack (incorporated by reference to Exhibit d (9) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.22*	Stock Issuance Agreement with Michael Pollack (incorporated by reference to Exhibit d (10) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.23*	Stock Option Agreement with Mitchell I. Quain (incorporated by reference to Exhibit d (12) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.24*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 10.32 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.25*	Restricted Stock Agreement with Jack S. Levy, effective as of March 8, 2003 (incorporated by reference to Exhibit 10.33 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.26*	Form of Executive Change in Control Severance Program (incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.27*	Form of U.S. Director-level Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).

Exhibit Number	Description
10.28*	Form of U.S. Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.29*	Form of Change in Control Voluntary Termination Benefits Letter with Executives (incorporated by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.30*	Form of Retention Bonus Letter Agreement with Executives who are party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.38 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.31*	Form of Retention Bonus Letter Agreement with Executives who are not party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.39 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.32*	Amendment to Letter Agreement of Employment with Jonathan Stern, dated May 8, 2003 (incorporated by reference to Exhibit 10.40 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.33*	Retention Bonus Letter Agreement with Jonathan Stern, dated May 13, 2003 (incorporated by reference to Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.34	Agreement, dated June 9, 2003, among Register.com, Inc., Barington Companies Equity Partners, L.P. and the other parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.42 of Registrant's Current Report on Form 8-K dated June 10, 2003).
10.35*	Employment Agreement, dated June 16, 2003, with Peter A. Forman (incorporated by reference to Exhibit 10.43 of Registrant's Current Report on Form 8-K dated June 17, 2003).
10.36*	Amendment to Letter Agreement of Employment with Michael D. Pollack, dated May 23, 2003 (incorporated by reference to Exhibit (d)(1)(T) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.37*	Letter Agreement of Employment, dated as of November 15, 2002, with Alan Kipust (incorporated by reference to Exhibit (d)(1)(CC) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.38*	Letter of Agreement of Employment, dated August 6, 2003, with Monica Schulze Hodges (incorporated by reference to Exhibit (d)(1)(EE) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.39*	Amendment to Letter Agreement of Employment, dated as of November 19, 2003, with Alan Kipust (Incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 12, 2004).

Exhibit Number	Description
21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 12, 2004).
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350.
32.2	Certification by Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350.

*	Indicates management contract or compensatory plan or arrangement.