Form 10-Q/A
period 2004-03-31
REGISTER COM INC
filed 2004-11-10
CIK 1091284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Register.com, Inc.
Form 10-Q/A (Amendment No. 1)

TABLE OF CONTENTS

EXPLANATORY NOTE
PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4.	Controls and Procedures	39
PART II. OTHER INFORMATION
Item 6.	Exhibits and Report on Form 8-K	40

EXPLANATORY NOTE

Register.com, Inc. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2004 (this "Amendment") to reflect the restatement of its financial statements as of December 31, 2003 and for the three months ended March 31, 2003 and the corresponding changes described below.

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

This restatement favorably impacted the provision for income taxes and increased net income for the three months ended March 31, 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at December 31, 2003 and March 31, 2004 by $3.2 million. The restatement did not affect the Company's cash flow or income from operations for the three months ended March 31, 2003.

A discussion of the restatement is set forth in Note 3 to the Condensed Consolidated Financial Statements included in this Amendment. Changes also have been made to the following items in this Amendment as a result of the restatement:

Part I

•	Item 1, Consolidated Financial Statements

•	Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4, Controls and Procedures

This Amendment does not reflect events that have occurred after May 7, 2004, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events has been or will be

i

set forth, as appropriate, in the Company's subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of such original filing date.

The Company is concurrently filing with the Securities and Exchange Commission amendments on Form 10-K/A to its Annual Report for the year ended December 31, 2002, and Form 10-Q/A to its Quarterly Report on Form 10-Q for the six months ended June 30, 2004 to reflect changes required as a result of the restatement. No amendments have been made to the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 or September 30, 2003 as all relevant changes have been reflected in this Amendment and in the Annual Report on Form 10-K/A for the year ended December 31, 2003 and Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.

ii

PART I.    CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

Register.com, Inc.
Consolidated Balance Sheet

(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Restated— See Note 3)
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$52,933	$52,991
Short-term investments	39,001	39,043
Accounts receivable, less allowance of $1,667 and $1,850, respectively	6,479	6,505
Prepaid domain name registry fees	14,086	14,477
Deferred tax assets, net	17,433	17,454
Other current assets	3,776	2,388
Total current assets	133,708	132,858
Fixed assets, net	8,127	8,363
Assets held for sale	554	—
Prepaid domain name registry fees, net of current portion	9,830	9,856
Deferred tax asset, net	10,684	10,698
Other investments	496	396
Marketable securities	4,486	2,527
Goodwill and other intangibles, net	1,841	1,952
Total assets	$169,726	$166,650
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$16,056	$16,214
Deferred revenue	54,823	53,728
Total current liabilities	70,879	69,942
Deferred revenue, net of current portion	33,863	33,191
Total liabilities	104,742	103,133
Commitments and contingencies
Stockholders' equity
Preferred stock — $.0001 par value, 5,000,000 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock — $0.0001 par value, 200,000,000 shares authorized; 23,611,516 and 23,536,801 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	2	2
Additional paid—in capital	100,273	100,228
Unearned compensation	(361)	(528)
Accumulated other comprehensive income	2,313	2,144
Accumulated deficit	(37,243)	(38,329)
Total stockholders' equity	64,984	63,517
Total liabilities and stockholders' equity	$169,726	$166,650

The accompanying notes are an integral part of these consolidated financial statements. The information for December 31, 2003 was obtained from audited financial statements but excludes certain disclosures required by generally accepted accounting principles.

Register.com, Inc.
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
		(Restated— See Note 3)
Net revenues	$25,917	$27,090
Cost of revenues	8,411	8,291
Gross profit	17,506	18,799
Operating costs and expenses Sales and marketing	7,305	6,647
Research and development	4,174	3,901
General and administrative (including non—cash compensation of $167 and $188, respectively)	4,614	6,092
Amortization of intangibles	158	134
Total operating expenses	16,251	16,774
Income from operations	1,255	2,025
Other income, net	359	879
Income before provision for income taxes	1,614	2,904
Provision (benefit) for income taxes	529	(2,331)
Net income	1,085	5,235
Other comprehensive income Unrealized gain (loss) on marketable securities	12	(273)
Unrealized gain (loss) on foreign currency translation	157	(216)
Comprehensive income	$1,254	$4,746
Basic income per share	$0.05	$0.13
Diluted income per share	$0.04	$0.12
Weighted average number of shares outstanding:
Basic	23,560	40,685
Diluted	24,909	43,286

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2004	2003
		(Restated— See Note 3)
Cash flows from operating activities:	(in thousands)
Net income	$1,085	$5,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,005	1,245
Compensatory stock options and warrants expense	167	(12)
Deferred income taxes	35	(3,255)
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	75	(829)
Prepaid domain name registry fees	478	(361)
Deferred revenues	1,558	1,420
Other current assets	(1,491)	(1,858)
Accounts payable and accrued liabilities	46	(660)
Net cash provided by operating activities	2,958	925
Cash flows from investing activities:
Purchases of fixed assets	(1,141)	(1,597)
Purchases of investments	(87,784)	(52,756)
Maturities of investments	85,767	66,872
Net cash (used in) provided by investing activities	(3,158)	12,519
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	45	360
Repayment of notes payable	—	(4,185)
Net cash provided by (used in) financing activities	45	(3,825)
Effect of exchange rate changes on cash	97	(190)
Net increase in cash and cash equivalents	(58)	9,429
Cash and cash equivalents at beginning of period	52,991	50,557
Cash and cash equivalents at end of period	$52,933	$59,986

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

	Three months ended March 31,
	2004	2003
		(Restated— See Note 3)
	(in thousands, except per share data)
Net income:
As reported	$1,085	$5,235
Add: Stock-based employee compensation included in net income as reported	167	188
Deduct: Total stock-based employee compensation expense determined under the fair value based method	714	1,224
Pro forma	$538	$4,199
Net income per share:
As reported — basic	$0.05	$0.13
As reported — diluted	$0.04	$0.12
Pro forma — basic	$0.02	$0.10
Pro forma — diluted	$0.02	$0.10

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

	Three months ended March 31,
	2004	2003
		(Restated— See Note 3)
	(in thousands, except per share data)
Net income per share — basic:
Net income available to common shareholders	$1,085	$5,235
Weighted average shares — basic	23,560	40,685
Net income per share — basic	$0.05	$0.13
Net income per share — diluted:
Net income	$1,085	$5,235
Weighted average shares outstanding — basic	23,560	40,685
Dilutive effect of stock options	187	298
Dilutive effect of warrants	1,162	2,303
Weighted average shares — diluted	24,909	43,286
Net income per share — diluted	$0.04	$0.12

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

Note 3 — Restatement of Financial Statements

The Company restated its consolidated financial statements as of December 31, 2003 and for the three months ended March 31, 2003. The restatement reflects the recognition of a deferred income tax asset as a result of a tax election made in the first quarter of 2003 which allowed the Company to record a tax benefit relating to an otherwise non-deductible goodwill impairment charge of $8.3 million recorded by RCOM Europe plc (formerly known as Virtual Internet plc) in the third quarter of 2002. At the time of the goodwill impairment charge, no income tax benefit was recorded as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March 2003, the Company filed an election with the Internal Revenue Service ("IRS") to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Accordingly, the goodwill that had been impaired for financial reporting purposes in the third quarter of 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January 1, 2003. Based on the Company's expectation of generating future taxable income in the U.S., realization of an income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset of $3.2 million should have been recorded in the first quarter of 2003 upon the change in tax status.

This restatement favorably impacted the provision for income taxes and increased net income for the three months ended March 31, 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at March 31 2003 and December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or income from operations for the three months ended March 31, 2003.

In addition, there was a reclassification from current deferred tax asset to noncurrent deferred tax asset of approximately $7.8 million.

A summary of the aggregate effect of this restatement on the Company's Consolidated Balance Sheet as of December 31, 2003, and the Statement of Operations for the three months ended March 31, 2003, is shown below.

	As of December 31, 2003
	As Reported	As Restated
Changes to Consolidated Balance Sheet:
Deferred tax asset, net – current	$24,927	$17,454
Total current assets	$140,331	$132,858
Deferred tax asset, net – noncurrent	$—	$10,698
Total assets	$163,425	$166,650
Accumulated deficit	$(41,554)	$(38,329)
Total shareholders' equity	$60,292	$63,517

	Three months ended March 31, 2003
	As Reported	As Restated
Changes to Consolidated Statement of Operations:
Provision (benefit) for income taxes	$894	$(2,331)
Net income	$2,010	$5,235
Comprehensive income	$1,521	$4,746
Basic income per share	$0.05	$0.13
Diluted income per share	$0.05	$0.12

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

Restatement of Financial Statements

We restated our financial statements as of December 31, 2003 and for the three months ended March 31, 2003 to correct an error related to a deferred income tax benefit which should have been recorded in the first quarter of 2003 in connection with RCOM Europe's goodwill impairment charge of $8.3 million in the third quarter of 2002. The goodwill was initially recorded in March 2002 in connection with the acquisition of RCOM Europe. At the time of the goodwill impairment charge in the third quarter of 2002, no income tax benefit was recorded as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March 2003, the Company filed an election with the IRS to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Accordingly, the goodwill that had been impaired for financial reporting purposes in the third quarter of 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January 1, 2003. Based on the Company's expectation of generating future taxable income in the U.S., realization of an income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset of $3.2 million should have been recorded in the first quarter of 2003 upon the change in tax status. This restatement favorably impacted the provision for income taxes and increased net income for the three months ended March 31, 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at March 31, 2003 and December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or income from operations for the three months ended March 31, 2003. The error was caused by a material control weakness which is further discussed in Item 4.

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

We began processing domain name registrations in the generic top level domains (gTLDs) .com, .net and ..org in June 1999 and, as such, were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after

ICANN introduced competition in the industry. We had approximately 3.1 million active domain name registrations under management as of March 31, 2004, representing approximately 1 million customers. Currently, we register, renew and transfer domain names in TLDs such as .com, .net, .org, .biz, .info and .name and in over 400 country code top level domains (ccTLDs), including .de for Germany and ..jp for Japan and sub domains, such as .co.uk and .org.uk for the United Kingdom.

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

	Three months ended March 31,
	2004	2003
		(Restated)
	(in thousands)
Net revenues	$25,917	$27,090
Cost of revenues	8,411	8,291
Gross profit	17,506	18,799
Operating costs and expenses
Sales and marketing	7,305	6,647
Research and development	4,174	3,901
General and administrative (includes non-cash compensation of $167, and $188, respectively)	4,614	6,092
Amortization of intangibles	158	134
Total operating costs and expenses	16,251	16,774
Income from operations	1,255	2,025
Other income, net	359	879
Income before provision for income taxes	1,614	2,904
Provision for income taxes	529	(2,331)
Net income	1,085	5,235
Other comprehensive income:
Unrealized gain (loss) on marketable securities	12	(273)
Unrealized gain (loss) on foreign currency translation	157	(216)
Comprehensive income	$1,254	$4,746

	Three months ended March 31,
	2004	2003
		(Restated)
Net revenues	100%	100%
Cost of revenues	32	31
Gross profit	68	69
Operating costs and expenses
Sales and marketing	28	25
Research and development	16	14
General and administrative (includes non-cash compensation of 0% and 0%, respectively)	18	22
Amortization of intangibles	1	—
Total operating costs and expenses	63	62
Income from operations	5	7
Other income, net	1	3
Income before provision for income taxes	6	11
Provision for income taxes	2	(9)
Net income	4	20
Unrealized gain (loss) on marketable securities	—	(1)
Unrealized gain (loss) on foreign currency translation	1	(1)
Comprehensive income	5%	18%

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

Provision for Income Taxes

The provision for income taxes in the first quarter of 2004 was $0.5 million, representing an effective rate of 33% of pretax income. In the first quarter of 2003 we recorded a tax benefit, net, of $2.3 million, primarily as a result of our filing of an election with the IRS to include the consolidated income or loss of RCOM Europe in our consolidated U.S. federal tax return starting in the year 2003. That election resulted in our recording a deferred tax benefit of $3.2 million in the first quarter of 2003 in connection with RCOM Europe's goodwill impairment charge of $8.3 million which had been recorded in the third quarter of 2002. See further explanation above under "Restatement of Financial Statements". Our provision for income taxes in the first quarter of 2004 and 2003 was also favorably impacted by our receipt of tax-free interest income from our investment portfolio, and in part from research and development tax credits, in both periods.

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

Although we were profitable for the year 2003 and the first quarter of 2004, we were not profitable for the years 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million and our net loss for 2001 included a $32.5 million writedown of intangibles. We incurred losses from operations of approximately $17.2 million for the year 2002 and $19.9 million for the year 2001. As of March 31, 2004 our accumulated deficit totaled $37.2 million. We expect our research and development costs to continue at high levels throughout 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you when our research and development costs will decrease. In addition, losses at our RCOM Europe and RegistryPro subsidiaries have contributed to a decline in our profitability. We are expecting losses at RCOM Europe to impact our profitability negatively through the year 2004 and perhaps beyond and we cannot assure you that RCOM Europe will achieve profitability. We sold our RegistryPro business in February 2004 and, accordingly, we believe that RegistryPro will not have a significant negative impact on our profitability in 2004 or beyond. We have also budgeted for a significant increase in our marketing expense in 2004 compared with 2003, and we cannot assure you that those additional marketing expenses will result in additional revenues. In addition, unless we lower the number of credit card refunds and reduce our level of credit card chargebacks, we may continue to be subject to significant penalties that would impact our profitability. Further, we anticipate that our revenues from advertising will be materially lower in future periods. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in the future.

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

Although there was a slowdown in the growth and expansion rate in the marketplace for new domain names in 2002 and 2003 compared to 2000 and 2001, there was an increase in the marketplace for new .com and ..net domain names in the first quarter of 2004. However, we cannot assure you that this trend will continue and that the growth rate will continue to increase. In addition, even if the marketplace does begin to experience an increase in the growth rate, we cannot assure you that we will experience a commensurate increase in our domain name registrations. Our total number of domain names under management has declined from approximately 3.3 million names as of March 31, 2003 to approximately 3.1 million names as of March 31, 2004. We experienced a decline in the total number of domain name registrations, renewals and transfers to us for the quarter ended March 31, 2004 (580,400) as compared with the quarter ended March 31, 2003 (583,700). If there is a slowdown in the growth rate of the marketplace or if there is an expansion but competition continues to intensify and we are unable to maintain our current market share, our business, financial condition and results of operations could be materially adversely affected.

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

In connection with preparation of our 2003 U.S. federal tax returns and the "true-up" of the tax amount reflected on the 2003 tax returns to the 2003 financial statement tax provision, we found that an error had been made in the first quarter of 2003 in that we failed to recognize a deferred income tax asset which resulted from a tax election we made in that quarter. After we found that an error had been made, we performed a thorough analysis of the issue, including a calculation of the appropriate amount of deferred tax asset to be recognized, together with the corresponding increases to net income and stockholders' equity. This error was corrected by the filing of this Amendment, together with amendments to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the six months ended June 30, 2004, which included an appropriate restatement of the 2003 financial statements.

This restatement favorably impacted the provision for income taxes and increased net income for the year 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations in 2003.

At the time this error occurred, although the Company had control procedures in place to determine its financial statement tax provision, those control procedures were not adequate to prevent the occurrence of this error. The Company has received a letter from its independent registered public accountants indicating that the error was attributable to a material weakness in the Company's internal control over financial reporting in 2003. The Company has informed the audit committee of this material weakness. The Company has implemented new control procedures which require the Controller of the Company to calculate the financial statement tax provision which is reviewed by the Chief Financial Officer and is implementing procedures to send this calculation to outside tax advisors for review. In addition, in the third quarter of 2004, the Company supplemented this control to now require an assessment of the financial statement impact of each non-recurring transaction, and documentation of such analysis with a memorandum to be prepared by the Company's Chief Financial Officer. The Company believes that these new control procedures will adequately remediate this material weakness.

Prior to the initial filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the

SEC's rules and forms. However, as a result of the Company's decision to restate its financial statements, the Company completed in early November 2004, prior to filing this Amendment, a second evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this second evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as a result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective as of December 31, 2003. However, as a result of the analysis and calculations discussed above and the remediation of the material weakness, management believes that the financial statements included in this Amendment fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

Except as disclosed above, there were no significant changes in our internal control over financial reporting subsequent to our evaluation of the Company's internal control over financial reporting that could materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.

Exhibits and Report on Form 8-K.

(a) Exhibits

Number	Description
10.1	Separation Agreement and General Release with Walt Meffert Jr. dated April 23, 2004 (Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 7, 2004).
10.2*	Offer Letter with Sushant Mohanty dated September 9, 2002 (Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 7, 2004).
10.3*	Amendment dated April 26, 2004 to Offer Letter with Sushant Mohanty (Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 7, 2004).
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.

*	Indicates management contract or compensatory plan or arrangement.

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

REGISTER.COM, INC.
Date: November 9, 2004	By: /s/ Jonathan Stern
Name: Jonathan Stern Title: Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
10.1	Separation Agreement and General Release with Walt Meffert Jr. dated April 23, 2004 (Incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 7, 2004).
10.2*	Offer Letter with Sushant Mohanty dated September 9, 2002 (Incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 7, 2004).
10.3*	Amendment dated April 26, 2004 to Offer Letter with Sushant Mohanty (Incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 7, 2004).
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.

*	Indicates management contract or compensatory plan or arrangement.