Form 10-Q/A
period 2004-06-30
REGISTER COM INC
filed 2004-11-10
CIK 1091284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Register.com, Inc.

FORM 10-Q/A (Amendment No. 1)

TABLE OF CONTENTS

EXPLANATORY NOTE

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4.	Controls and Procedures.	41

PART II. OTHER INFORMATION
Item 6.	Exhibits and Report on Form 8-K	42

i

EXPLANATORY NOTE

Register.com, Inc. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q/A for the six months ended June 30, 2004 (this "Amendment") to reflect the restatement of its financial statements as of December 31, 2003 and for the six months ended June 30, 2003 and the corresponding changes described below.

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

This restatement favorably impacted the provision for income taxes and increased net income for the six months ended June 30, 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at December 31, 2003 and June 30, 2004 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations for the six months ended June 30, 2003.

A discussion of the restatement is set forth in Note 4 to the Condensed Consolidated Financial Statements included in this Amendment. Changes also have been made to the following items in this Amendment as a result of the restatement:

Part I

•	Item 1, Consolidated Financial Statements

•	Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4, Controls and Procedures

This Amendment does not reflect events that have occurred after August 6, 2004, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company's subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of such original filing date.

The Company is concurrently filing with the Securities and Exchange Commission amendments on Form 10-K/A to its Annual Report for the year ended December 31, 2003, and Form 10-Q/A to its Quarterly Report on Form 10-Q for the three months ended March 31, 2004 to reflect changes required as a result of the restatement. No amendments have been made to the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 or June 30, 2003 or September 30, 2003 as all relevant changes have been reflected in this Amendment and in the Annual Report on Form 10-K/A for the year ended December 31, 2003 and Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

ii

PART I.    CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

Register.com, Inc.
Consolidated Balance Sheet

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
Assets	(Restated— See Note 4)	(Restated— See Note 4)
	(Unaudited)
Current assets
Cash and cash equivalents	$65,662	$52,991
Short-term investments	24,645	39,043
Accounts receivable, less allowance of $1,513 and $1,850, respectively	6,990	6,505
Prepaid domain name registry fees	13,819	14,477
Deferred tax assets, net	17,900	17,454
Other current assets	3,079	2,388
Total current assets	132,095	132,858
Fixed assets, net	8,217	8,363
Prepaid domain name registry fees, net of current portion	9,995	9,856
Deferred tax asset, net	11,444	10,698
Other investments	496	396
Marketable securities	10,262	2,527
Intangible assets, net	1,696	1,952
Total assets	$174,205	$166,650
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$19,820	$16,214
Deferred revenue	54,628	53,728
Total current liabilities	74,448	69,942
Deferred revenue, net of current portion	35,123	33,191
Total liabilities	109,571	103,133
Commitments and contingencies
Stockholders' equity
Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock - $0.0001 par value, 200,000,000 shares authorized; 23,699,880 and 23,536,801 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	100,330	100,228
Unearned compensation	(182)	(528)
Accumulated other comprehensive income	2,111	2,144
Accumulated deficit	(37,627)	(38,329)
Total stockholders' equity	64,634	63,517
Total liabilities and stockholders' equity	$174,205	$166,650

The accompanying notes are an integral part of these consolidated financial statements. The information for December 31, 2003 was obtained from audited financial statements but excludes certain disclosures required by generally accepted accounting principles.

Register.com, Inc.
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
				(Restated— See Note 4)
Net revenues	$24,419	$26,167	$50,336	$53,257
Cost of revenues	7,795	8,570	16,206	16,861
Gross profit	16,624	17,597	34,130	36,396
Operating costs and expenses
Sales and marketing	7,069	6,599	14,374	13,246
Research and development	4,677	4,169	8,851	8,070
General and administrative (including non-cash compensation of $79, $287, $246, and $475, respectively)	5,322	11,354	9,936	17,446
Amortization of intangibles	157	135	315	269
Total operating expenses	17,225	22,257	33,476	39,031
(Loss) income from operations	(601)	(4,660)	654	(2,635)
Other income, net	235	899	594	1,778
(Loss) income before (benefit) provision for income taxes	(366)	(3,761)	1,248	(857)
(Benefit) provision for income taxes	18	(765)	547	(3,096)
Net (loss) income	(384)	(2,996)	701	2,239

Other comprehensive (loss) income:
Unrealized loss on marketable securities	(103)	(67)	(91)	(340)
Unrealized (loss) gain on foreign currency translation	(99)	396	58	180
Comprehensive (loss) income	$(586)	$(2,667)	$668	$2,079

Basic (loss) income per share	$(0.02)	$(0.07)	$0.03	$0.05
Diluted (loss) income per share	$(0.02)	$(0.07)	$0.03	$0.05
Weighted average number of shares outstanding:
Basic	23,645	40,991	23,602	40,819
Diluted	23,645	40,991	24,920	43,373

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2004	2003
		(Restated— See Note 4)
Cash flows from operating activities:	(in thousands)
Net income (loss)	$701	$2,239
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,032	2,472
Gain on sale of fixed assets	(443)	—
Compensatory stock options and warrants expense	246	475
Deferred income taxes	(1,249)	(3,780)
Tax benefit from exercise of employee stock option	—	54
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	(388)	(370)
Prepaid domain name registry fees	598	(1,229)
Deferred revenues	2,562	1,838
Other current assets	(793)	(2,461)
Accounts payable and accrued liabilities	3,702	3,693
Net cash provided by operating activities	6,968	2,931
Cash flows from investing activities:
Purchases of fixed assets	(2,089)	(2,567)
Proceeds from sale of fixed assets	997	—
Purchases of investments	(163,226)	(167,132)
Maturities of investments	169,789	210,011
Net cash provided by investing activities	5,471	40,312
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	202	490
Repayment of notes payable	—	(9,927)
Net cash provided by (used in) financing activities	202	(9,437)
Effect of exchange rate changes on cash	30	279
Net increase in cash and cash equivalents	12,671	34,085
Cash and cash equivalents at beginning of period	52,991	50,557
Cash and cash equivalents at end of period	$65,662	$84,642

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
				(Restated— See Note 4)
	(in thousands, except per share data)
Net (loss) income:
As reported	$(384)	$(2,996)	$701	$2,239
Add: Stock-based employee compensation included in net income as reported	79	287	246	475
Deduct: Total stock-based employee compensation income (expense) determined under the fair value based method	(371)	13	(1,082)	(1,026)
Pro forma	$(676)	$(2,696)	$(135)	$1,688
Net (loss) income per share:
As reported – basic	$(0.02)	$(0.07)	$0.04	$0.05
As reported – diluted	$(0.02)	$(0.07)	$0.03	$0.05

Pro forma – basic	$(0.03)	$(0.07)	$(0.01)	$0.04
Pro forma – diluted	$(0.03)	$(0.07)	$(0.01)	$0.04

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
				(Restated— See Note 4)
	(in thousands, except per share data)
Net (loss) income per share — basic:
Net (loss) income available to common shareholders	$(384)	$(2,996)	$701	$2,239
Weighted average shares — basic	23,645	40,991	23,602	40,819
Net (loss) income per share — basic	$(0.02)	$(0.07)	$0.03	$0.05

Net (loss) income per share — diluted:
Net (loss) income	$(384)	$(2,996)	$701	$2,239
Weighted average shares outstanding — basic	23,645	40,991	23,602	40,819
Dilutive effect of stock options	196	452	190	329
Dilutive effect of warrants	1,094	2,225	1,128	2,225
Weighted average shares — diluted	24,935	43,668	24,920	43,373
Net income per share — diluted	*	*	$0.03	$0.05

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

3.    Geographic and Product Data

The Company maintains operations in the United States and the United Kingdom. Geographic information for the three and six months ending June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
				(Restated— See Note 4)
	(in thousands)
Net (loss) income:
North America	$(187)	$(2,505)	$1,010	$3,893
Europe	(197)	(491)	(309)	(1,654)
	$(384)	$(2,996)	$701	$2,239
Net revenues:
North America	$21,981	$23,522	$44,551	$48,148
Europe	2,438	2,645	5,785	5,109
	$24,419	$26,167	$50,336	$53,257

	June 30, 2004	December 31, 2003
	(in thousands)
Long lived assets:
North America	$17,173	$16,317
Europe	2,735	3,854
	$19,908	$20,171

The Company maintains three separate product lines. Product line information for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net revenue:
Domain name registrations	$20,872	$22,499	$43,586	$46,357
Other products and services	3,207	2,392	6,094	4,453
Advertising	340	1,276	656	2,447
	$24,419	$26,167	$50,336	$53,257

Note 4 — Restatement of Financial Statements

The Company restated its consolidated financial statements as of December 31, 2003 and for the six months ended June 30, 2003. The restatement reflects the recognition of a deferred income tax asset as a result of a tax election made in the first quarter of 2003 which allowed the Company to record a tax benefit relating to an otherwise non-deductible goodwill impairment charge of $8.3 million recorded by RCOM Europe plc (formerly known as Virtual Internet plc) in the third quarter of 2002. At the time of the goodwill impairment charge, no income tax benefit was recorded as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March 2003, the Company filed an election with the Internal Revenue Service ("IRS") to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Accordingly, the goodwill that had been impaired for financial reporting purposes in the third quarter of 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January 1, 2003. Based on the Company's expectation of generating future taxable income in the U.S., realization of an income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset of $3.2 million should have been recorded in the first quarter of 2003 upon the change in tax status.

This restatement favorably impacted the provision for income taxes and increased net income for the six months ended June 30, 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at June 30, 2003 and December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations for the six months ended June 30, 2003. In addition, there was a reclassification from the current deferred tax asset to noncurrent deferred tax asset of approximately $7.8 million.

A summary of the aggregate effect of this restatement on the Company's Consolidated Balance Sheet as of December 31, 2003, and the Statement of Operations for the six months ended June 30, 2003, is shown below.

	As of December 31, 2003
	As Reported	As Restated
Changes to Consolidated Balance Sheet:
Deferred tax asset, net – current	$24,927	$17,454
Total current assets	$140,331	$132,858
Deferred tax asset, net – noncurrent	$—	$10,698
Total assets	$163,425	$166,650
Accumulated deficit	$(41,554)	$(38,329)
Total shareholders' equity	$60,292	$63,517

	Six months ended June 30, 2003
	As Reported	As Restated
Changes to Consolidated Statement of Operations:
Provision (benefit) for income taxes	$129	$(3,096)
Net income (loss)	$(986)	$2,239
Comprehensive income (loss)	$(1,146)	$2,079
Basic income (loss) per share	$(0.02)	$0.05
Diluted income (loss) per share	$(0.02)	$0.05

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

Restatement of Financial Statements

We restated our financial statements as of December 31, 2003 and for the six months ended June 30, 2003 to correct an error related to a deferred income tax benefit which should have been recorded in the first quarter of 2003 in connection with RCOM Europe's goodwill impairment charge of $8.3 million in the third quarter of 2002. The goodwill was initially recorded in March 2002 in connection with the acquisition of RCOM Europe. At the time of the goodwill impairment charge in the third quarter of 2002, no income tax benefit was recorded as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March 2003, the Company filed an election with the IRS to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Accordingly, the goodwill that had been impaired for financial reporting purposes in the third quarter of 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January 1, 2003. Based on the Company's expectation of generating future taxable income in the U.S., realization of an income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset of $3.2 million should have been recorded in the first quarter of 2003 upon the change in tax status. This restatement favorably impacted the provision for income taxes and increased net income for the six months ended June 30, 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at June 30, 2004 and December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations for the six months ended June 30, 2003. The error was caused by a material control weakness which is further discussed in Item 4.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
				(Restated— See Note 4)
Net revenues	$24,419	$26,167	$50,336	$53,257
Cost of revenues	7,795	8,570	16,206	16,861
Gross profit	16,624	17,597	34,130	36,396
Operating costs and expenses
Sales and marketing	7,069	6,599	14,374	13,246
Research and development	4,677	4,169	8,851	8,070
General and administrative (including non-cash compensation of $79, $287, $246, and $475, respectively)	5,322	11,354	9,936	17,446
Amortization of intangibles	157	135	315	269
Total operating expenses	17,225	22,257	33,476	39,031
Income (loss) from operations	(601)	(4,660)	654	(2,635)
Other income, net	235	899	594	1,778
Income (loss) before provision for income taxes	(366)	(3,761)	1,248	(857)
(Benefit)/provision for income taxes	18	(765)	547	(3,096)
Net income(loss)	(384)	(2,996)	701	2,239

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(103)	(67)	91	(340)
Unrealized gain (loss) on foreign currency translation	(99)	396	(58)	180
Comprehensive income(loss)	$(586)	$(2,667)	$668	$2,079

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of revenues	32	33	32	32
Gross profit	68	67	68	68
Operating costs and expenses
Sales and marketing	29	25	29	25
Research and development	19	16	18	15
General and administrative (includes non-cash compensation of 0% and 0%, respectively)	22	43	20	33
Amortization of intangibles	1	1	1	1
Total operating costs and expenses	71	85	67	73
Income loss from operations	(2)	(18)	1	(5)
Other income, net	1	3	1	3
Income (loss) before provision for income taxes	(1)	(14)	2	(2)
(Benefit)/provision for income taxes	—	(3)	1	(6)
Net income (loss)	(2)	(11)	1	4
Unrealized loss on marketable securities	—	—	—	(1)
Unrealized gain on foreign currency translation	—	2	—	—
Comprehensive income (loss)	(2)%	(10)%	1%	3%

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

Provision for Income Taxes

We recorded a net provision for income taxes in the second quarter of 2004, rather than a tax benefit related to the pretax loss, primarily as a result of a change resulting from an adjustment to the deferred tax asset related to a state tax rate change. In the first six months of 2003, we recorded a tax benefit of $3.1 million, representing an effective rate of 20% of the pretax loss. This lower-than-statutory effective tax rate (43%) resulted in part from our receipt of tax-free interest income from our investment portfolio, and in part from research and development tax credits.

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

Provision for Income Taxes

The provision for income taxes in the first six months of 2004 was $0.5 million. This was comprised of an effective tax rate of 28% pretax income, plus a charge resulting from an adjustment to the deferred tax asset which related to a state tax rate change. In the first six months of 2003 we recorded a tax benefit, net, of $3.1 million, primarily as a result of our filing of an election with the IRS to include the consolidated income or loss of RCOM Europe in our consolidated U.S. federal tax return starting in the year 2003. That election resulted in our recording a deferred tax benefit of $3.2 million in the first quarter of 2003 in connection with RCOM Europe's goodwill impairment charge of $8.3 million which had been recorded in the third quarter of 2002. See further explanation above under "Restatement of Financial Statements". Our provision for income taxes in the first six months of 2004 and 2003 was also favorably impacted by our receipt of tax-free interest income from our investment portfolio, and in part from research and development tax credits.

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

Although we were profitable for the year 2003 and the first six months of 2004 and 2003, we were not profitable for the second quarter of 2004 or the years 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million and our net loss for 2001 included a $32.5 million writedown of intangibles. We incurred losses from operations of approximately $1.0 million for the second quarter of 2004, $17.2 million for the year 2002 and $19.9 million for the year 2001. As of June 30, 2004 our accumulated deficit totaled $37.6 million. We expect our research and development costs to continue at high levels throughout 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you when our research and development costs will decrease. In addition, losses at our RCOM Europe subsidiary and RegistryPro subsidiary (now RPI Inc.) have contributed to a decline in our profitability. We are expecting losses at RCOM Europe to impact our profitability negatively through the year 2004 and perhaps beyond and we cannot assure you that RCOM Europe will achieve profitability. We sold the .pro registry in February 2004 and, accordingly, RPI Inc., which has no operations, will not have a significant negative impact on our profitability in 2004 or beyond. We have also budgeted for a significant increase in our marketing expense in 2004 compared with 2003, and we cannot assure you that those additional marketing expenses, if incurred, will result in additional revenues. In addition, unless we lower the number of credit card refunds and reduce our level of credit card chargebacks, we may continue to be subject to significant penalties that would impact our profitability. Further, we anticipate that our revenues from advertising will be materially lower in future periods. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain or attain positive cash flow in the future.

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

In connection with preparation of our 2003 U.S. federal tax returns and the "true-up" of the tax amount reflected on the 2003 tax returns to the 2003 financial statement tax provision, we found that an error had been made in the first quarter of 2003 in that we failed to recognize a deferred income tax asset which resulted from a tax election we made in that quarter. After we found that an error had been made, we performed a thorough analysis of the issue, including a calculation of the appropriate amount of deferred tax asset to be recognized, together with the corresponding increases to net income and stockholders' equity. This error was corrected by the filing of this Amendment, together with amendments to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2004, which included an appropriate restatement of the 2003 financial statements.

This restatement favorably impacted the provision for income taxes and increased net income for the year 2003 by $3.2 million, and increased deferred tax assets and increased total stockholders' equity at December 31, 2003 by $3.2 million. The restatement did not affect the Company's cash flow or loss from operations in 2003.

At the time this error occurred, although the Company had control procedures in place to determine its financial statement tax provision, those control procedures were not adequate to prevent the occurrence of this error. The Company has received a letter from its independent registered public accountants, indicating that the error was attributable to a material weakness in the Company's internal control over financial reporting in 2003. The Company has informed the audit committee of this material weakness. The Company has implemented new control procedures which require the Controller of the Company to calculate the financial statement tax provision which is reviewed by the Chief Financial Officer and is implementing procedures to send this calculation to outside tax advisers for review. In addition, in the third quarter of 2004, the Company supplemented this control to now require an assessment of the financial statement impact of each non-recurring transaction, and documentation of such analysis with a memorandum to be prepared by the Company's Chief Financial Officer. The Company believes that these new control procedures will adequately remediate this material weakness.

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