Form 10-K
period 2004-12-31
REGISTER COM INC
filed 2005-05-04
CIK 1091284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004

Commission File Number 000-29739

REGISTER.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3239091
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification number)
575 Eighth Avenue, 8th Floor, New York, New York	10018
(Address of Registrant's Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code (212) 798-9100

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

   Yes        No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $91,474,782 (based on the last reported sale price on the NASDAQ National Market on that date and calculated by excluding all shares held by executive officers, directors and holders known to the registrant to beneficially own five percent or more of the registrant's voting stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws). The registrant does not have any non-voting stock outstanding.

The number of shares outstanding of the registrant's common stock as of May 2, 2005 was 24,251,426.

REGISTER.COM, INC.
2004 ANNUAL REPORT ON FORM 10-K

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, assumptions, estimates, projections, beliefs, intentions or future strategies about our business and our industry that are signified by the words "expects", "anticipates", "intends", "believes" or similar language although not all forward-looking statements contain such identifying words. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, our company policy is generally to provide our expectations only once per quarter, so we may not inform you of any changes until the next quarter. We caution that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, investors and prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

PART I

Item 1.    Business.

Overview

We are a provider of global domain name registration, website, web hosting, email and other Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as addresses and identities on the World Wide Web. They enable a business or person to establish an Internet presence and are integral to the use of websites (e.g., www.register.com), email (e.g., johndoe@register.com) and other types of Internet-based services.

We began processing domain name registrations in the generic top level domains (gTLDs) .com, .net and ..org in June 1999 and were the first registrar accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) to compete in the domain name registration market after ICANN introduced competition in the industry. We had approximately three million active domain name registrations under management as of December 31, 2004, representing approximately 0.9 million customers. Currently, we register, renew and transfer domain names in TLDs such as .com, .net, ..org, .biz, .info and .name and in over 400 country code top level domains (ccTLDs), including .de for Germany and .jp for Japan and sub domains, such as .co.uk and .org.uk for the United Kingdom.

We believe that we offer a quick and user-friendly domain name registration process as well as responsive and reliable customer support. We also assist our customers in further developing and maintaining their Internet presence by offering them a range of website, web hosting, email and other value-added products and services.

Throughout this report, whenever we refer to "products and services," we are referring to our various types of services, such as domain name registrations, web hosting, email, website creation, account masking, domain name recovery and other bundled services which we refer to as "products and services" in our marketing activities. We do not sell any tangible products.

Domain name registration activity is driven by the use of the Internet by businesses and consumers for electronic commerce and communication, the promotion, marketing and protection of brands and identities across the world and other online activities. Our primary goal is to become the preferred provider of domain names, website, web hosting, email and other Internet services for customers seeking to build, manage and promote their online presence.

The Company processes transactions with its customers through three separate channels, Retail, Corporate Services and Global Partner Network (GPN). Customers purchasing our services through the Retail channel purchase domain name registration and other value-added services directly from our website located at www.register.com and these customers are typically small to medium-sized businesses. Customers purchasing our services through the Corporate Services channel generally purchase global registration and management services and/or online brand and trademark protection directly through our customer service representatives or through a private specialized website. Our customers may also purchase our services through our GPN wholesale channel through which certain companies resell our domain name registration and related products and services to their customers. Resellers that participate in our GPN wholesale channel are typically Internet Service Providers (ISPs), web hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators. See "Distribution Channels."

Corporate History

We are the successor by merger to Forman Interactive Corp. Forman Interactive commenced operations in 1994 as a developer of electronic commerce software, and began offering web hosting and related products and services in 1997. In February 1998, we began to distribute domain names in connection with our other products at no additional cost. In April 1999, we commenced offering registration services for ccTLDs. In June 1999, Forman Interactive merged with and into the then newly formed Register.com, Inc., and we began operating as a paid registrar in the .com, .net and .org domains. In September 2000 we acquired Afternic.com, Inc., a secondary market exchange for domain names. We made a decision to abandon the Afternic business in September 2002. In March 2002, we acquired Virtual Internet plc, a U.K. based company, which had operations in the United States and Europe through two divisions: Corporate Services and Hosting. In May 2002, we sold the Hosting division. Virtual Internet's Corporate Services division, which provided global domain name registrations and online intellectual property protection, became our European Corporate Services group. Virtual Internet had previously been our joint venture partner in RegistryPro, the core assets of which we sold in February 2004. In 2003, we changed the name of Virtual Internet to Register.com Europe plc, and refer to it herein as RCOM Europe.

Restatement and Reclassification of Financial Statements

The Company has restated its previously issued Consolidated Financial Statements as of and for the years ended December 31, 2000 through 2003. In addition, the Company has restated data for each of the quarterly periods of 2003 and the first three quarterly periods of 2004. The restatement relates to the timing of the recognition of revenue, deferred revenue, and associated costs of revenue amounts relating to domain name transactions, the reclassification of certain credit memos issued in 2002, the correction of the provision for income taxes and the related balance sheet accounts, and the correction of the pro forma stock based compensation expense disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The Consolidated Financial Statements also reflect certain reclassifications of auction rate securities and restricted cash. For more information see Notes 2 and 16 to our Consolidated Financial Statements included under Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations."

Domain Name Registration System

The Internet domain name registration system consists of two principal functions: registry and registrar. A registry maintains a master database of domain names, and their corresponding Internet Protocol (IP) addresses, registered in a particular top level domain, such as .com, .us or .uk. A registrar, such as Register.com, acts as an intermediary between the registry and customers, referred to as registrants, seeking to register domain names. Registrars typically handle billing, customer service and the technical management of a domain name registration. There are currently several hundred ICANN accredited registrars that register domain names in one or more of the gTLDs, although not all of these accredited registrars are currently operational. In addition, there are many resellers that are not ICANN accredited registrars, but compete in the marketplace as a reseller of domain name registrations through reseller arrangements with registrars.

The domain name system is organized according to industry nomenclature by levels, so that, for example, in the domain name mybrand.com, .com is the top level domain and mybrand is the second level domain. Top level domains are classified as either gTLDs or ccTLDs. Each ccTLD is affiliated with a specific country, whereas gTLDs are not. Although the original and most common gTLDs continue to be .com, .net and .org, in November 2000, ICANN approved seven additional gTLD registries: .biz, .info, .name, .pro, .museum, ..coop and .aero. The .museum, .coop and .aero gTLDs are authorized only for use in specific industry segments. In April 2005, ICANN announced the designation of two new sponsored TLDs: .jobs and .travel. ICANN is currently engaged in commercial and technical negotiations with the following additional candidate registries: .cat, .post and .mobi.

There are currently more than 400 different ccTLDs, such as .de for Germany and .jp for Japan or sub domains, such as .co.uk and .org.uk for the United Kingdom, representing more than 200 countries and territories. Each registry for a ccTLD is responsible for maintaining and operating its own database of registered domain names. Some ccTLDs are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis. Others require that registrants have a local presence in the country and may have other requirements and restrictions. High profile ccTLDs that have recently relaxed previous restrictions include .in (India), .hk (Hong Kong) and ..tw (Taiwan). While there have been efforts by ICANN directed at creating uniform domain name registration rules and registrar administration guidelines, to date there has been no international consensus.

From January 1993 until April 1999, Network Solutions, Inc. was the sole entity authorized by the U.S. government to act as both registrar and registry for domain names in the .com, ..net and .org top level domains. In November 1998, ICANN was selected by the U.S. Department of Commerce to oversee the management of the ..com, .net and .org domains. In April 1999, as a preliminary step to introducing competition into the domain name registration system for ..com, .net and .org domains, ICANN selected Register.com as one of five registrars to participate in a testbed to evaluate whether the registration system could accommodate multiple registrars. In June 1999, we were the first of these five competitive registrars to launch our registration services. In November 1999, the testbed was completed, and all registrars meeting ICANN's standards for accreditation were permitted to register domain names in the .com, .net and .org domains.

For a more detailed discussion of the regulatory background of the domain name registration system, see "Administration of the Internet; Government Regulation and Legal Uncertainties." For risks associated with the domain name registration system, see "Risk Factors."

The Register.com Strategy

Our objective is to develop long-term relationships with our customers by helping them establish, manage and expand their Internet presence and brands in order to communicate and conduct commerce simply and effectively online. We believe that domain names serve as the cornerstone for establishing an Internet presence and that, increasingly, it is our value-added products and services, including email, web hosting and website building tools, which enable our customers to further develop and broaden their Internet presence. We believe customers will increasingly purchase additional products and services from us to help put their domain names to use in order to achieve their online goals. Between the year ended December 31, 2002 and the year ended December 31, 2004, the percentage of customers who purchased our value-added services through our Retail channel doubled. We believe that by delivering a superior level of customer service and enhancing our current product and service offerings, we can strengthen customer loyalty and increase the lifetime value of our customers. In addition, we provide domain name registration services in hundreds of ccTLDs, offering customers using our Corporate Services channel "one stop shopping" for their domain name registration process and for managing their domain names across the globe.

We are focusing our Retail channel marketing efforts on attracting and retaining customers who actively use their domain names and are more likely both to take advantage of the additional products and services we offer and to renew their domain name registrations. By focusing on the quality of our customer base, rather than the volume of domain names registered alone, we believe that over time we will succeed in increasing our revenue and profit per customer.

In late 2002, we began a restructuring program to address the challenges facing our business. The primary goal of our restructuring program is to introduce new systems that will enable us to operate our business more efficiently. For our Retail channel, we are building a new systems architecture which is intended to enable us to introduce new products and services and to improve our operating efficiencies and, over the long term, reduce costs. We believe that by making our technology architecture more flexible and efficient we should be able to achieve these goals. For our Corporate Services channel, we have developed a system to automate a significant portion of the order processing and fulfillment for ccTLD registrations. This system was rolled out in December 2004 for our North American customers and in January 2005 for our European-based international customers. We anticipate that our new system for our Corporate Services channel will enable us to take sales orders and fulfill them on a more highly automated basis, thereby reducing our costs for processing these orders and increasing our efficiency and accuracy. Notwithstanding our expectations, the above-noted enhancements for the Retail channel and the Corporate Services channel systems may not yield the anticipated cost savings and/or efficiencies.

Also, both as part of our efforts to increase efficiencies and as a result of practical considerations, we have outsourced certain operations and may continue to explore opportunities to outsource others. These outsourced operations include the back office operations for parts of our business such as customer credit card payment processing and other services. In addition, in order to concentrate on our core competencies, we do not develop and maintain all of the products and services that we offer, but rather offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf.

As part of our cost reduction efforts, we have also relocated some of our functions and operations to our Canadian facility, where the overhead and labor costs are lower than in our other locations. In addition, in February 2004, we sold our .pro registry business, which had received ICANN's approval to operate. We sold the .pro registry because we concluded that operating the .pro registry would have distracted us and taken time, energy and resources from our core business of operating a registrar and selling related value-added products and services.

Distribution Channels

We have established multiple distribution channels which we believe enable us to reach a broader range of potential customers and increase our exposure across the market. We strive to provide our customers with quick, easy-to-use, value-added and flexible solutions and strong customer support across all of our distribution channels.

Retail.    Through our www.register.com website, customers purchasing our services through our Retail channel can register a domain name and purchase the value-added products and services we offer to quickly and easily establish, maintain and enhance their Internet presence. Our marketing efforts focus on enhancing our return on investment by improving customer retention, upselling additional products and services to our domain name registrants and optimizing their lifetime value. We have used a combination of direct response and targeted mass marketing vehicles to reach our target customers, including: television, radio, outbound and inbound telemarketing, email, direct mail, online marketing and an affiliate program through which we pay a commission for customer referrals that result in domain name registrations.

Corporate Services.    Our Corporate Services channel is dedicated to meeting the needs of larger, global and brand-intensive customers and other registrants with respect to their domain name registration and management, and online brand and trademark protection. We expanded the international reach of this channel in 2002 through our acquisition of Virtual Internet (now RCOM Europe). Customers purchasing our services through our Corporate Services channel are typically large multi-national entities that have extensive domain name portfolios. Many companies currently rely on their own personnel to monitor and protect their name brands and trademarks on the Internet by registering and renewing these domain names on a worldwide basis, across hundreds of ccTLDs. We believe that we can provide these services more efficiently through our dedicated account team and our relationships with numerous registries. We reach customers interested in our Corporate

Services channel principally through our direct sales forces in the U.S. and Europe, supported by our marketing efforts. Customers who use our Corporate Services channel include over 50% of the world's top 100 most valuable brands, as ranked by Interbrand in 2004.

Global Partner Network.    We also offer our products and services indirectly through our Global Partner Network (GPN) wholesale channel through companies that resell our domain name registration and Internet products and services. Our GPN resellers are typically ISPs, web hosting companies, telecom carriers and web portals, but also include online and offline retailers and business aggregators. These customers seek to generate revenue and increase their own customer retention by offering our domain name registration and related web services to their customers. In addition to providing our GPN resellers with software solutions to enable them to resell our services, we provide them with tools that allow them to control aspects of domain name registrations for their customers directly and to monitor their customers' domain name registration activity. We offer our GPN resellers a choice between software solutions that are distinguishable primarily based upon the complexity of implementation and the degree of integration they provide.

NameBargain.    Through our www.namebargain.com website, we offer low price domain name registrations and other products and services targeted at customers who buy in bulk. However, domain names and related products and services purchased through this service come with limited services and limited customer support. We did only very limited promotion of this service in 2004.

Our financial information by geographic area is included in Note 2 to our Consolidated Financial Statements included under Item 8 of this report.

Products and Services

We are committed to offering "best of breed" products and services in order to empower our customers to establish their Internet presence and to drive their success. We offer the following key products and services:

Domain Name Registration Services.Our core expertise is in providing domain name registration and management services. We register, renew and, in certain cases, transfer domain names in the ..com, .net, .org, .biz, .info and .name gTLDs and numerous ccTLDs, of which more than 30 may currently be registered through our www.register.com website or www.namebargain.com. We generally offer one year through ten year registration periods for the initial domain name registration and one to nine year terms for renewals. In connection with domain name registrations procured through our Retail channel, we provide the following basic products and services, for no additional fee:

•	FirstStepSite®. We provide our customers who have registered domain names through www.register.com the ability to create a basic website and post it on the Internet. Customers can select from a limited number of layouts, themes and colors and also upload images to customize their FirstStepSites.

•	Website Forwarding — Basic. We allow customers to forward any domain name registered to them to any website page they choose. This service adds a small navigation bar, on which we display Register.com or third-party advertising, in a frame at the bottom of the website's screen.

•	Domain Manager™. This online application enables our customers to view and modify important account information online, on a real-time basis, including their email address, the location of the server that hosts their website and all billing information. It also enables customers to renew their domain name registrations quickly and efficiently online. On a more technical level, Domain Manager allows our customers to modify certain information about their domain names, such as zone file addresses, through password-protected online account access.

•	DNS Services. We are one of the largest authoritative Domain Name Server (DNS) providers in the world. DNS provides the Internet and Internet users with authoritative routing information for domain names.

During the three fiscal years ended December 31, 2004, 2003 and 2002, domain name registrations have accounted for 84%, 87% and 91%, respectively, and other products and services accounted for 14%, 9%, and 5%, respectively, of our consolidated revenues.

Renewal Services.    Encouraging our customers to renew their domain name registrations with us is of great importance, as their renewals will allow us to increase our profitability by lowering our overall marketing costs. We are committed to making our renewal services more efficient and easier to use. In order to strengthen our renewal efforts, and to help our customers protect their domain name registrations from inadvertent lapse and deletion, we have developed retention-based initiatives and provide services such as:

•	QuickRenew™ — an easy-to-use, one-step online renewal process.

•	SafeRenew™ — our automatic renewal service whereby customers who provide a credit card authorization at the time of registration or at any time thereafter, will automatically have their domain names and value-added services renewed as they expire.

•	Renewal Manager™ — an easy way for our customers to renew multiple domain name registrations at one time.

•	Outbound email and telemarketing efforts to current customers reminding them to protect and renew their names that are about to lapse.

Domain Name Registrant and Registrar Transfers.    We facilitate the processing of domain name registration transfers between registrants. Also, we enable customers to transfer to us, as registrar, domain names in certain gTLDs that they originally registered with a different registrar. In response to new policies recently adopted by ICANN, we have been revising our current transfer processes. We have implemented a substantial majority of these revisions and expect to complete them in the second quarter of 2005.

Value-Added Services.    Our Value-Added Services not only promote the usage of domain names and thereby increase our renewal rate but they are also key to our strategies of improving the quality of our customer base and increasing our revenue and profit per customer. Our Value-Added Services, some of which we developed internally and some of which are developed by third-parties and private-labeled by us, include:

•	Personalized Branded Email. We offer email services that enable our customers to use their unique domain names to create branded email addresses, such as myname@mybrand.com. Our basic email offering allows our customers to access their email via a web-based interface or to have direct and automatic email delivery. We expanded our line of email products significantly in 2004 to include a variety of service, storage, and management options, including an account that allows users to purchase up to 10 email boxes within the account.

•	Hosted Microsoft® Exchange. We offer this service which enables our small business customers to benefit from most of the functions of Microsoft Outlook Exchange (including shared address books and calendars) without their having to incur the cost of maintaining an Exchange server.

•	WebSiteNOW!™. Our template-based do-it-yourself website building tool allows users with no HTML programming skills to create and publish websites on the Internet that contain images, text and hyperlinks. Our WebSiteNOW! product has more storage space, higher-quality templates and is more flexible in design capabilities than our basic FirstStepSite® product.

•	Web Hosting. All of our web hosting products allow users to put websites online using either the included do-it-yourself website building tool or by uploading existing files to the web hosting account directly or through a third-party site-building tool like Microsoft Frontpage®. We also offer web hosting accounts that include ecommerce software that can be used to create an online store.

•	Website Design Services. We offer, both directly and through an advertiser, professional design services that can build customized websites for customers using our web hosting services.

•	Website Forwarding — Premium. Our premium domain name forwarding service eliminates the advertising included with our basic website forwarding service. Our premium service also allows customers to mask the forwarding of a domain name by keeping the domain name in the address bar as opposed to showing the address of the website to which the domain name has been forwarded.

•	Data Backup. We offer data backup to our customers, which allows users to backup the files on their computers automatically when they establish an Internet connection. This is the first branded Register.com service that does not require a domain name for operation. Anyone with a computer and an Internet connection can use this service.

•	Website Promotion. We offer services facilitating the submission of our customers' domain names and keywords to various search engines. This helps our customers promote their websites.

•	Digital Certificates. We offer digital certificates to our customers to provide a security key for their services which facilitates conducting e-commerce with confidence.

Additional Product and Service Offerings through our Advertisers.    In addition, we pursue advertisers who we believe can offer additional products and services that will appeal to our customers and in most cases enable them to further develop their businesses. Examples of these advertised services include: incorporation services, search engine advertising and virtual intranet applications for the small office and home office market.

Corporate Services.    Through our Corporate Services channel, we offer an array of products and services to assist our global and brand-intensive customers with high volume domain name registration and management and online brand protection needs, including:

•	Multiple Domain Name Registrations and Transfers. We enable our customers to register and transfer large numbers of domain names in both the gTLD and ccTLD name spaces. For those customers who consolidate their domain names under our management, we can administer the renewal process with greater ease.

•	NameConsole2.0™. We provide a web-based management portal, which allows customers to provide their employees with managed registration capability, including bulk registration of gTLDs and ccTLDs, online responding capabilities and user permission levels, through a customized password-protected interface.

•	Internet Audit. We assist our customers in identifying how their intellectual property is represented on the Internet, helping them to identify domain names and web pages that contain references to their marks and brands.

•	NameWatch™. Using this service, our customers can monitor for newly registered domain names that they believe are confusingly similar or otherwise potentially infringing of their trademark rights.

•	Brand Patrol™. This service helps our customers to monitor non-domain name related potential online intellectual property infringement, including unauthorized retailing and metatag infringement.

•	Account Masking. We enable customers to register domain names with anonymity (by Register.com acting as registrant) so that they can confidentially secure a name for a product, service or idea.

•	Premium DNS. We offer different levels of DNS services, but all domain names of customers subscribing to our Premium DNS service are hosted on Register.com's Premium DNS infrastructure, providing geographic and network redundancy.

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

We maintain a customer care facility in Canada. Our customer care center provides enhanced customer service and technical support, including a complementary online and telephone ticketing system, a toll-free call-in number and a highly trained staff, to provide faster and specialized attention to customer inquiries. As a result of our ongoing training, we have teams of customer service representatives who specialize in key aspects of our business, and who are skilled in assisting our customers with our products, services and technology. We also outsource to a specialized customer care provider a significant portion of our customers' online inquiries.

We operate with a "continuous improvement" philosophy that consistently strives to ensure our customers receive "best of breed" service and technical support. We are focused on continuously raising the bar in delivery of industry-class service level response times, first call resolution, superior technical knowledge and customer satisfaction.

Advertising Sales

Our goal is to partner with advertisers in order to offer various business products and services to our customers, either on a co-branded or private label basis, or through a link to our advertisers' sites. We believe that our user base provides advertisers and merchants with an attractive platform from which to reach their respective target audiences. In addition to our Register.com and NameBargain.com websites, in 2004 we sold advertising space on the FirstStepSite® web pages created through our service and on web pages to which we point our customers' domain names following their registration until they launch their own website or otherwise change their DNS records. We recently discontinued advertising on the FirstStepSite® web pages.

Technology

The primary focus of our restructuring program is to complete the development of and successfully launch new technology infrastructures for both our Retail and our Corporate Services channels. We believe that by improving our systems, network and platform and creating a more highly automated system, we will be able to reduce our operating expenses. We believe that these improvements will also enable us to introduce new products and services more rapidly and cost-effectively. Although we believe that our current systems are reliable and secure, we hope that this new infrastructure will allow us to achieve greater reliability and security as well as greater scalability and flexibility, which will enhance our ability to remain competitive. Our technology costs (which in prior filings may have been referred to as research and development costs) were $18.1 million, $18.4 million and $13.2 million in 2004, 2003 and 2002, respectively.

Facilities.    Our principal systems supporting our www.register.com website, Retail and Corporate Services channels, web hosting and critical internal systems are located at a third-party hosting facility in New York. We continually monitor these systems to improve various aspects of their reliability. We believe this facility has ample power redundancy, fire suppression, peering to other ISPs, bandwidth and backbone redundancy to support the current and anticipated growth of our business. We also have additional systems for our premium DNS services at three additional co-located hosting facilities, for a total of four hosting facilities. However, our systems for our other products and services are not geographically redundant.

Reliability.    Our technology platform is designed for reliability. Hardware components are redundant to provide high availability. We provide software and data reliability through a variety of devices, processes and quality-assurance procedures. Depending on the specific system, our standard procedures include daily database backups, storage of critical information and incremental backups of ongoing database modifications.

Scalability and Flexibility.    Although we believe that our current platform is scalable and flexible, our new architecture will be designed to have even greater scalability and flexibility than our current platform. We have designed our current systems to handle a large volume of domain name registrations, general website traffic and domain name server queries in an efficient, scalable and fault-tolerant manner. Our application servers are clustered and use a highly available, redundant shared file system that allows us to add additional capacity in a more flexible manner.

Security.    Our technology incorporates a variety of security techniques to protect domain name registration data, customer data, and access controls to our networks and systems. These include communications via Secure Socket Layer (SSL), access control at network routers via rules-base, and encryption and authentication of various password-based user access. We have also implemented a security policy that limits access to internal server passwords to authorized personnel only and to ensure limited accessibility to critical components on the network. Our team of engineers currently monitors our systems 24 hours per day, seven days per week.

As of December 31, 2004, we did not maintain effective controls over the access to financial application programs and data such as accounts receivable, revenue, cost of revenue, deferred revenue, prepaid registry fees, and other financial statement accounts. Specifically, we did not maintain effective controls over the granting, maintenance and termination of user identification and passwords for our employees and consultants; the required segregation of duties within certain financial applications; and the independent monitoring and verification of internal user access to data. This control deficiency did not result in adjustments to our annual or interim financial statements, however, it could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. (see "Item 9A Controls and Procedures"). To address the material weakness related to systems access, we had begun to implement controls to require quarterly updates of all user access lists to all financial applications at the end of the fourth quarter of 2004. At the end of the fourth quarter of 2004, these controls had not been successfully implemented. We can provide no assurances that we will be successful in operating these control procedures.

Administration of the Internet; Government Regulation and Legal Uncertainties

Under a 1993 cooperative agreement with the U.S. Department of Commerce, Network Solutions was authorized to act as the sole registry and sole registrar for domain names in the .com, .net and .org top level domains. In October 1998, the Department of Commerce amended the Network Solutions cooperative agreement to call for the formation of a not-for-profit corporation to oversee the management of, and create policies regarding, domain names in the .com, .net and .org top level domains. The Department of Commerce also proposed that additional registrars be authorized to register domain names based upon the idea that competitive registrars would benefit consumers and businesses. In November 1998, ICANN was recognized as this not-for-profit corporation by the Department of Commerce.

ICANN's authority is based upon contracts with member entities such as registrars and registries and compliance with its consensus policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the operation and future of the domain name registration system. There are currently several hundred ICANN accredited registrars that register domain names in one or more of the gTLDs, although not all of these accredited registrars are currently operational. In November 2000, ICANN approved the following gTLDs operated by new registries: .biz, ..info, .name, .pro, .museum, .coop and .aero. The .museum, .coop and ..aero gTLDs are authorized only for use in specific industry segments. In April 2005, ICANN announced the designation of two new sponsored TLDs: .jobs and .travel. ICANN is currently engaged in commercial and technical negotiations with the following additional candidate registries: .cat, .post and .mobi.

In March 2000, Network Solutions was acquired by VeriSign and in May 2001, ICANN finalized agreements with VeriSign that superseded the original agreements between the Department of Commerce and Network Solutions. These agreements enabled VeriSign to continue to operate the .com registry until at least 2007 and the .net registry until June 30, 2005, even as it retained ownership and control over its registrar business through Network Solutions. The agreements also provide that

VeriSign could continue to operate both registries beyond these dates if it ceased to operate the .org registry and maintained a structural separation between its registry and its registrar businesses. Notwithstanding the above, in November 2003 VeriSign divested its Network Solutions business and ceased to operate as a registrar, although VeriSign retained a small ownership interest in the registrar business. VeriSign continues to operate the .com and ..net registries. In addition, the .net registry recently was put up for bid among five applicants, including VeriSign. On March 28, 2005, ICANN posted the final report of an independent evaluator ranking VeriSign highest among the bidders. ICANN has entered into negotiations with Verisign to reach a mutually acceptable registry agreement. In the event that these negotiations fail and an operator other than VeriSign is selected, it is likely that the transition to the new registry would increase our costs and create operational and technological distractions that could make it more difficult for us to deliver our products and services and result in a decline in customer satisfaction.

ICANN from time to time may create new policies subject to (i) review and recommendation by a consensus of the applicable supporting organization and (ii) adoption by the ICANN board of directors. The Generic Name Supporting Organization (GNSO) reviews and develops recommendations on gTLD policy. As a member of the Registrars Constituency, one of the six constituencies represented in the GNSO, we play an active role in the development of ICANN policies. Examples of new polices recently implemented by ICANN include: (i) policies governing domain name transfers that will require us to revise our current transfer processes and (ii) policies governing the deletion of un-renewed domain names.

Recently the United Nations (UN) and the International Telecommunications Union (ITU) have expressed an increased interest in Internet governance. The UN and ITU have established a group to review whether ICANN's authority to oversee the Internet should be transferred away from ICANN, in whole or in part, to these organizations. Although such a result is unlikely in 2005, it is possible that there will be changes in the area of Internet governance in the future. If new laws, regulations or ICANN policies regarding domain names and domain name registrars are adopted, we would be required to comply, which could increase our costs, distract time and energy from our operations and make it more difficult for us to deliver our products and services. New and existing laws may cover issues such as:

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

In addition, there have been ongoing legislative developments and judicial decisions with respect to trademark infringement claims, unfair competition claims and dispute resolution policies relating to the registration of domain names. To help protect ourselves from liability in the face of these ongoing legal developments, we have taken the following precautions:

•	in our standard services agreement, we require that each customer indemnify, defend and hold us harmless for any dispute arising from the registration or use of a domain name registered in that person's name; and

•	on December 1, 1999, we implemented the Uniform Dispute Resolution Policy (UDRP) that was approved by ICANN.

Despite these precautions, we cannot assure you that our indemnity and dispute resolution policies will be sufficient to protect us against claims asserted by various third-parties, including claims of trademark infringement and unfair competition in our capacity as registrar. In addition, it is possible that a court could find that our standard agreements are not enforceable, which could subject us to liability that could have a material adverse effect on our business, financial condition and results of operations. See also "Risk Factors."

In November 1999, the Anticybersquatting Consumer Protection Act was enacted by the United States government. This law seeks to curtail a practice commonly known in the domain name registration industry as "cybersquatting." A cybersquatter is generally defined in the Act as one who registers a domain name that is identical or similar to another party's trademark, or the name of another living person, in each case with the bad faith intent to profit from use of the domain name. The law states that registrars may not be held liable for registration or maintenance of a domain name for another person absent a showing of the registrar's bad faith intent to profit from the use of the domain name. Registrars may be held liable, however, if they do not comply promptly with procedural provisions of the law. For example, if there is a litigation involving a domain name, the registrar is required to deposit a certificate representing the domain name registration with the court. To date, we are not aware of any precedent to specify under what circumstances we may suffer liability as a registrar under this law. If we are held liable under this law, any liability could have a material adverse effect on our business, financial condition and results of operations.

In 2003, the Federal Trade Commission (FTC) implemented several amendments to the Telemarketing Sales Rule (TSR) including the establishment of a national Do Not Call registry prohibiting telemarketers from calling numbers listed with the registry. The amendments also created new requirements for upselling, negative option, free-to-pay continuity plans and for billing, authorization and the use of account information and pre-recorded calls. As a result of these amendments, we were required to modify some of our inbound and outbound telemarketing procedures, but we are currently in compliance with these requirements.

On January 1, 2004, Canada's new privacy law, the Personal Information Protection and Electronic Documents Act, came fully into effect. This law imposes rules regarding how companies can collect, use and distribute customer data in the course of commercial activities. The location of our customer service center in Canada, in particular, gives rise to the potential application of the Canadian law to our business. We have examined the impact of this law on our policies and terms and conditions and we believe that our systems for the protection of our customers' personal information are in material compliance with these requirements.

In addition, the FTC and certain state agencies have investigated various Internet companies regarding their use of their customers' personal information and the federal government has enacted legislation protecting the privacy of consumers' non-public personal information. Although we believe that our information collection and disclosure policies comply with existing laws, we cannot assure you that, if challenged, they would be found to be in compliance with existing or future laws or regulations.

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

Although a moratorium on state and local taxation of online services and electronic commerce has been extended until November 1, 2007, on July 1, 2003, a directive became effective in the EU requiring non-EU providers of electronically supplied services to private individuals and non-business organizations in the EU to impose value-added taxes (VAT) on such services. Although not all of the EU member states have yet implemented the directive nor have the tax authorities of all member states published official guidance on the rules, if we are required to comply with this directive, we will have to implement system changes. These systems changes may be significant and it is not yet clear which of our services would be subject to this directive. We are not currently in compliance with this directive and, as a result, we may be subject to claims for VAT dating back to July 1, 2003, plus interest and/or penalties.

Our services are available both nationally and internationally. As such, we are subject to state, federal and EU privacy regulations. We believe we are in material compliance with these regulations in our major markets, but cannot assure you that we are in compliance with all potentially applicable regulations in all of the jurisdictions in which we provide our services.

Competition

We believe that our industry experience, product and service offerings, brand name, customer service focus and distribution channels enable us to compete favorably in providing domain name registration and related products and services and in attracting advertisers. However, many of our competitors may have competitive advantages over us. Although we have one of the longest operating histories of all the registrars and we are focused on strengthening our customer relationships, we face competition from resellers that may have some or all of the following advantages: greater name recognition, longer operating histories, more aggressive pricing, newer systems and/or a greater ability to automate their service offerings and launch new products and services more efficiently. We also face competition from companies who offer other services aimed at increasing a domain name registrant's internet presence, e.g. web hosting and design, who have decided to offer domain registration along with their regular services.

Competition in the Domain Name Registration Industry.    We compete with numerous other ICANN-accredited registrars. In particular, Network Solutions and GoDaddy.com presently have significant market share advantages over us and the other registrars. The barriers for competitors seeking to enter the marketplace as domain name registrars include developing the requisite technological infrastructure and meeting ICANN's accreditation requirements and, depending on the level of service and product offerings, can range from insignificant to significant. There are currently several hundred ICANN accredited registrars that register domain names in one or more of the gTLDs, although not all of these accredited registrars are currently operational.

Although there was an increase in the marketplace for new .com and .net domain names in the year ended December 31, 2004, our total number of domain names under management has declined. For example, the total number of .com and .net domain names in the Verisign registry increased by approximately 26% during the year ended December 31, 2004, whereas the total number of .com and .net domain names for which we are the registrar decreased by 3%. See "Risk Factors." In addition to other registrars, we also face competition from resellers including, among others, ISPs, web hosting companies, Internet portals and search engines, telecommunication and cable companies and Internet professional service firms, who align themselves with accredited registrars to resell domain name registration services. Many of these competitors may have strengths similar to ours but may also have stronger brand recognition, more aggressive pricing and Internet industry experience.

Competition with Respect to Our Value-Added Services.    A key component of our business strategy is to offer value-added products and services for the development of our customers' Internet presence. However, the marketplace for these products and services is highly competitive. Other registrars have developed or entered into strategic relationships to offer products and services similar to those that we now provide, including our email, domain name forwarding, web hosting and data backup, or products and services that we anticipate offering in the future. In addition to competing with other registrars, we also compete with many other providers of these products and services, including application service providers, Internet professional services firms and domain name resellers.

Competition for Advertisers.    We compete for Internet advertising and sponsorship revenues with content-based websites, ISPs, Internet content providers, large web-based publishers, Internet search engines and portal companies and various other companies that facilitate Internet advertising. We also compete with traditional offline media for a share of advertisers' total advertising budgets.

Intellectual Property and Proprietary Rights

We believe that we are well positioned in the market for domain name registration and value-added products and services in part due to our highly recognized brand, Register.com. We regard our trademarks, patents, copyrights, trade secrets and other intellectual property as critical to our success. We rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, GPN partners and others to protect our intellectual property rights. However, despite our precautions, third-parties could obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States. We own several registered trademarks including Register.com®, Register®, FirstStepSite®, FirstStepPortal®, Domain Lock Down® all of which have a perpetual duration, and other trademark registration applications are pending. Other trademarks and service marks used in this annual report are the property of their respective owners. On April 12, 2005, we were issued a patent by the United States Patent and Trademark Office protecting our domain management technology. This patent expires on April 27, 2020. We believe that as a result of this patent, we have proprietary rights in a key component of our domain management system.

Employees

As of December 31, 2004, we had approximately 489 full-time and temporary employees and 22 independent contractors. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relations with our employees.

Additional Information and Where to Find It

Our Internet address is www.register.com. We make the following filings available, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, on our Investor Relations website, located at http://investor.register.com:

•	our annual reports on Form 10-K;

•	our quarterly reports on Form 10-Q;

•	our current reports on Form 8-K; and

any amendments to those reports and our other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our proxy reports, and beneficial ownership reports under Section 16 of the Securities Exchange Act of 1934.

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

Risks Related to Our Business and Our Industry

We have material weaknesses in our internal control over financial reporting which could cause investors to lose confidence in our reported financial results and have a negative impact on our stock price.

Management has identified a number of material weaknesses in our internal control over financial reporting (see "Item 9A Controls and Procedures"). Some of these weaknesses resulted in errors in our historical financial statements, which in turn resulted in a restatement of our financial statements for certain prior periods. Although we are currently in the process of implementing remediation measures to correct these material weaknesses, we can provide no assurance that we will be successful in these efforts or that the remediation measures will result in our having adequate internal control in the future. In addition, we cannot assure you that we will not in the future identify further deficiencies or weaknesses in our internal control over financial reporting. If we are unable to adequately remediate our material weaknesses and maintain an effective system of internal control, our ability to timely and accurately report financial results may be adversely affected, which could cause investors to lose confidence in our reported financial results and have a negative impact on our stock price. In addition, we will incur substantial costs in connection with these remediation measures and the implementation of such measures may distract management from its ordinary business functions.

Nasdaq has informed us that our common stock may be delisted, and any such delisting could materially impair the ability of investors to trade in our common stock and could have a material adverse effect on our stock price.

On April 5, 2005, we received a written notice from the staff of Nasdaq indicating that we failed to comply with Marketplace Rule 4310(c)(14) due to the fact that we did not file this Annual Report on Form 10-K with the SEC by March 31, 2005. Beginning at the opening of business on April 7, 2005, Nasdaq changed our trading symbol to "RCOME," appending the fifth character "E" to our trading symbol to indicate that we had not timely filed this report. We have requested an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel"), to appeal the Nasdaq staff's determination which has been scheduled for the middle of May. The hearing request has stayed the delisting of our common stock pending the Panel's decision. Although we believe that our filing of this Annual Report on Form 10-K will result in the restoration of our trading symbol to "RCOM" and the continued listing of our common stock, we can provide no assurances that the Panel will restore our trading symbol or grant our request for continued listing.

In addition, our remediation of certain material weaknesses in our internal controls will require extensive and time consuming manual processing, which may, in the future, delay completion of our quarterly financial statements. This may prevent us from timely filing our quarterly reports on Form 10-Q, including our Report on Form 10-Q for the quarter ended March 31, 2005, which would also be a violation of Nasdaq Marketplace Rule 4310(c)(14), and would subject us to potential delisting in the future. If our common stock were to be delisted as a result of the Panel denying our request for continued listing or our failure to timely file a future quarterly report on Form 10-Q, the ability of our investors to buy and sell shares could be materially impaired which could negatively impact our stock price.

In addition to a potential delisting of our common stock, any delay in the future filing of our required SEC reports could have other material adverse effects on our business.

As mentioned above, the remediation of the material weaknesses to our internal control over financial reporting may delay the timely filing of our future quarterly reports on Form 10-Q. In addition to possible delisting, any future late filing of a Form 10-Q would prevent the timely disclosure to the market of our quarterly financial results which could negatively impact our stock price. Also, a future late filing of a Form 10-Q would cause us not to be in compliance with applicable federal securities laws which could result in action against us by the SEC.

As a result of our failure to timely file this Report on Form 10-K, we will not be eligible to register offerings of our securities on a short form registration statement for one year after the date hereof which could increase the cost of such offerings (if any) and/or delay their completion. A late filing of a future Form 10-Q would extend this ineligibility period until one year after the delinquent filing.

We have incurred losses in the past and cannot assure you that we will be able to operate profitably or sustain and/or attain positive cash flow in future periods.

Although we were profitable for the years ended December 31, 2004 and 2003, we were not profitable for the years ended December 31, 2002 and 2001. Our net loss for 2002 included a goodwill impairment writedown of $17.0 million and our net loss for 2001 included a $32.5 million writedown of intangibles. As of December 31, 2004 our accumulated deficit totaled $39.4 million. We expect our technology costs to continue at high levels throughout 2005 albeit lower than 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you whether our efforts to upgrade and improve our systems will be completed in a timely manner or will be successful. In addition, losses at our RCOM Europe subsidiary have contributed to a decline in our profitability. We are expecting losses at RCOM Europe to impact our profitability negatively through the year 2005 and perhaps beyond and we cannot assure you that RCOM Europe will ever achieve profitability. We have also budgeted for an increase in our marketing expense in 2005 compared with 2004, however, we may choose not to spend all of the money budgeted for marketing and we cannot assure you that, if we do, such additional marketing expenses will result in additional revenues. In addition, unless we lower the number of credit card refunds and maintain a low number of chargebacks relative to total credit card transactions processed, we may continue to be subject to significant penalties that impact our profitability. We also anticipate that our revenues from advertising will be materially lower in 2005 and perhaps beyond, compared with periods prior to the fourth quarter of 2003. Further, we have made some decreases in the prices for certain of our services, however, if we are forced to lower our prices further due to increased competition in the industry and we are unable to reduce our expenses at a commensurate rate or we are not able to grow our sales at a commensurate rate, we may not be able to operate profitably or generate positive cash flow. We also anticipate incurring substantial costs related to remediating the material weaknesses to our internal controls and other compliance matters related to Section 404 of the Sarbanes–Oxley Act of 2002. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain and/or attain positive cash flow in the future.

If our restructuring program is not completed or not successful, we may not achieve the operational and financial objectives we have set for the Company, and our business, financial condition and results of operations could be materially adversely affected.

We are in the midst of a restructuring program to address the core issues that were contributing to our inefficient cost structure and hindering our efforts to improve our results of operations and earnings. The primary focuses of this program are our efforts to build a new and more flexible systems architecture for our Retail channel, which is intended to enable us to introduce new products and services more rapidly and cost-effectively, and a new systems architecture for our Corporate Services channel, which is intended to enable us to reduce our costs of taking and fulfilling sales orders and to improve the accuracy of the invoices we render to Corporate Services customers. Other goals of our restructuring program include reducing costs and reducing credit card chargeback and refund rates.

If we fail to complete our restructuring program successfully, and in particular fail to upgrade and improve our systems in a successful, timely and cost-effective manner, or to the extent that we are currently anticipating, our business, financial condition and results of operations could be materially adversely affected. In connection with our restructuring efforts, we have incurred expenditures throughout the year ended December 31, 2004 on the design and launch of our new global systems for both our Corporate Services channel and our Retail channel. Most customers purchasing our services through our Corporate Services channel have been migrated to the new systems. However, we expect to incur additional expenditures in connection with continuing data validation, debugging and process improvements at least through the second quarter of 2005 and perhaps beyond. Our Retail channel was released in its initial Beta version in October 2004. We expect the migration of customers onto this system and the dedication of resources related to such migration and system implementation to continue through 2005 and perhaps beyond. We cannot assure you that any process improvements and data migration will be completed or will be successful or that our restructuring program will achieve the goals or timelines we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. In addition, the expected migration of our customers to the new system may temporarily impair our ability to service our customers as planned. We have already experienced significant delays in various stages of these projects which have increased our anticipated costs, delayed the anticipated benefits for these projects and have caused delays in our ability to launch new products and services and upgrade current ones. In addition, we cannot assure you when or if these projects will be successfully completed. Even if our new systems architecture for our Retail channel is launched successfully, we cannot assure you that it will contain all of the features and functionality that we originally planned or that it will enable us to reduce our expenses to the extent and in the time frames we originally contemplated, or to successfully launch new products and services or upgrade current ones in the time or manner that we originally contemplated. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching and marketing new products and services to meet the needs of our customers and to better compete in the marketplace. Our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services.

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

Although there was an increase in the marketplace for new .com and ..net domain names during the year ended December 31, 2004, our total number of domain names under management has declined. The total number of .com and .net domain names in the Verisign registry increased by approximately 26% during the year ended December 31, 2004, whereas the total number of .com and .net domain names for which we are the registrar decreased by 3%. While we experienced a slight increase of approximately 24,000 in the total number of domain name registrations, renewals and transfers to us for the year ended December 31, 2004 (approximately 2,111,000) compared with the year ended December 31, 2003 (approximately 2,087,000), our total domain names under management declined from approximately 3.1 million as of December 31, 2003 to approximately 3.0 million as of December 31, 2004 because of a higher number of expirations that were not renewed.

When we began providing online domain name registrations in the .com, .net and ..org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for .com, .net and .org domain names. After the testbed period ended ICANN began accrediting new registrars and there are currently several hundred ICANN accredited registrars that register domain names in one or more of the gTLDs, although not all of these accredited registrars are currently operational. In addition, many of these registrars offer domain name registrations and related products and services at substantially lower prices than we do. The continued introduction of registrars and resellers into the domain name registration industry, the increased pricing pressures and the rapid growth of some who have entered the industry are making it difficult for us to maintain our industry competitive position. Our competitive position could be further damaged if the market place for domain names were to decrease in the future. If we continue to experience a decline in the total number of paid domain name registrations under management or of our market share, our business, financial condition and results of operations could be materially adversely affected.

We face competition from registrars and resellers that may have greater name recognition, particularly internationally, better systems or greater resources.

In addition to competition from other registrars, we also face competition from resellers including, among others, ISPs, web hosting companies, Internet portals and search engines, telecommunication and cable companies, systems integrators, consulting firms and Internet professional service firms, who align themselves with accredited registrars to resell domain name registration services. Many of these competitors have strong brand recognition, possess core capabilities to deliver ancillary services, such as customer service, billing services and network management and have a broad array of value-added products and services that they can bundle with domain name registrations. In addition, some of our registrar and reseller competitors have designed their systems and built their businesses in a manner that, we believe, enables them to be lower-cost providers than we currently are. Our position could be harmed by any of these existing or future competitors, some of which may have greater name recognition, particularly internationally, and greater and more efficient financial, technical, marketing, distribution and other resources than we do.

Increasing competition in the domain name registration industry could force us to further reduce our prices for our core products and services, which would negatively impact our results of operations.

We recognized lower revenues from domain name registrations for the year ended December 31, 2004 ($85.1 million) compared to the year ended December 31, 2003 ($90.3 million). The decrease was due in part to a lower number of domain names under management and in part to lower average prices per year of subscription term. We believe that increased competition and sensitivity to pricing have been the primary causes of the decline in our number of names under management. Some of our competitors offer domain name registrations at a wholesale price level minimally above the registry fees or even below the registry fees. Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis. Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some of our competitors offer domain name registrations for free, deriving their revenues from other sources. We have made some decreases in the prices for certain of our services and in response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce further, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our business, financial position and results of operations.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or to develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers' renewal of their domain name registrations through us and we cannot assure you that those customers who will renew their domain name registrations will do so through us. Although our renewal rate for paid domain name registrations for the year ended December 31, 2004 was approximately 62%, our total domain name registrations under management decreased by 3% during the year ended December 31, 2004 and have declined from a peak of approximately 3.8 million as of September 30, 2001 to approximately 3.0 million as of December 31, 2004. Also, as discussed further below, our renewal rates could be adversely affected by any future modifications we may make to our SafeRenew program. If we are unable to increase the number of new domain name registrations or increase our overall renewal rate, the combination of fewer new customers, fewer customers renewing their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. Not only could this cause our revenues from domain name registrations to decrease, but we would be left with fewer domain name customers to whom we could market our other products and services. A decline in our domain name registrations or renewals could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, our net revenues may fall below current levels.

As competition in the domain name industry continues to intensify, a key part of our strategy is to diversify our revenue base by offering value-added products and services in addition to domain name registrations. Although we have recently experienced increased sales for other products and services such as email, web hosting and website creation tools, our efforts to date have still not resulted in substantial diversification. Further, it will be more difficult to achieve substantial diversification in the near future as we continue to focus significant resources on our restructuring efforts. Our primary business, domain name registrations, renewals and transfers, generated approximately 84% and 87% of our net revenues during the years ended December 31, 2004 and 2003, respectively. We cannot assure you that we will be able to attain the market's confidence in us as a reliable provider of products and services outside of our core business. If, over time, we fail to offer products and services that meet our customers' needs and that are competitive with those offered in the marketplace, our number of domain names under management continues to decline, or our customers elect not to purchase our products and services, our revenues may decline below current levels. Our inability to successfully diversify our revenue base from domain name registrations, together with a reduction in our number of domain names under management, could materially adversely affect our business, financial condition and results of operations.

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

Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that we accrue charges to general and administrative expense to cover what we estimate to be the maximum potential penalties that could be imposed under that association's rules for transactions occurring during those periods. Accordingly, we accrued expense charges of $2.0 million for the year ended December 31, 2004 and $2.4 million for the year ended December 31, 2003.

However, in October 2004, we obtained a release from our credit card processor for any penalties which any credit card association may be entitled to impose for excessive chargebacks and refunds processed through September 30, 2003. Accordingly, in accordance with generally accepted accounting principles applicable to extinguishments of liabilities, in the fourth quarter of 2004 we reversed the expense accruals previously recorded during the period from January 1, 2002 through September 30, 2003 in the amount of $5.6 million. That expense reversal was recorded as a reduction of general and administrative expense. On February 14, 2005 and March 24, 2005 we received additional releases from any penalties that any credit card association may be entitled to impose for excessive chargebacks and refunds processed from October 1, 2003 through December 31, 2003 and from January 1, 2004 through February 29, 2004, respectively. As a result, in the first quarter of 2005 we will reverse an additional $0.5 million of expense accruals previously recorded during the fourth quarter of 2003 and the first two months of 2004, respectively. We are continuing to have discussions and correspondence with our credit card processor regarding potential penalties accrued after February 29, 2004 and based on these discussions and correspondence, we believe that it is likely that we will not be required to pay the full amount accrued to date, or perhaps any amount at all. However our credit card processor has not issued releases for periods after February 29, 2004 and has not confirmed that the credit card association will not exercise its contractual rights to assess penalties for periods after February 29, 2004 or otherwise provided us with a further release. Accordingly, we are required to continue to accrue for such potential penalties. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time.

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

We face certain risks as a result of changes to our management team, including our President and Chief Executive Officer, who has informed us that he will not seek to renew the term of his employment, set to expire in June 2005.

Our success depends in large part on the contributions of our management team. Over the past few years, we have experienced a significant number of changes to the members of our management team and we have experienced a high voluntary employee turnover rate. For example, the following executives terminated their relationships with the company: our Vice President of Human Resources in February 2005, our General Manager of Corporate Services in October 2004 and our Chief Technology Officer in April 2004. Each role has since been filled. Although we do not believe that the departure of any one of these individuals will have a significant negative impact on our business, we face operational challenges as a result of this turnover because some members of our management team are still learning about our company and the industry and may not have had sufficient time to develop effective working relationships with the other members of our management team. We anticipate these challenges to continue in the near future, as our President and Chief Executive Officer informed us in February 2005 that he will not seek to renew his current employment agreement which is set to expire in June 2005. We expect to incur costs in seeking a qualified candidate to succeed our current President and Chief Executive Officer and we can provide no assurance that we will be able to identify and retain a qualified candidate on terms acceptable to us or at all. If we do not succeed in solving the operational challenges we face in connection with the changes to our management team, especially replacing our President and Chief Executive Officer, we could suffer a significant adverse impact on the development of our business.

We outsource certain operations which exposes us to risks related to our third-party vendors.

Failure by our third-party service providers to deliver their services will have a negative effect on our business.

We do not develop and maintain all of the products and services that we offer. We offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf. In addition, we outsource parts of our operations to third-parties and may continue to explore opportunities to outsource others. Accordingly, we are dependent, in part, on the services of third-party service providers, which may raise concerns by our resellers and customers regarding our ability to control the services we offer them if certain elements are managed by another company. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service or discontinue their lines of business or cease or reduce operations, our business, operations and customer relations may be impacted negatively and we may be required to pursue replacement third-party relationships, which we may not be able to obtain on as favorable terms or at all. Although we continually evaluate our relationships with our third-party service providers and plan for contingencies if a problem should arise with a provider, transitioning services and data from one provider to another can often be a complicated and time consuming process and we cannot assure that if we need to switch from a provider we would be able to do so without significant disruptions, or at all. If we were unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to either temporarily or permanently discontinue certain services which may disrupt services to our customers. Any failure to provide services would have a negative impact on our revenues. In addition, certain of our services are provided by non-U.S. based companies and to the extent that we encounter difficulties with our non-U.S. based providers, we may experience difficulty enforcing agreements with such providers.

In addition, some of the domain names that we register resolve to name servers that are owned and controlled by third-parties. If these domain name servers are shut down for financial reasons or other unanticipated problems, our services may be interrupted, which could damage our relationship with our customers, our reputation and our business.

Inadequate internal controls of any of our third-party service providers could negatively impact our operations and our internal control over financial reporting.

We outsource certain operations, including payroll, customer credit card payment processing and certain other back office operations, to third-party service providers on whom we depend for accurate financial information. If any of these third-party service providers fails to maintain adequate internal controls, our internal control over financial reporting could be negatively impacted which could result in a misstatement in our financial statements.

Our advertising revenues have decreased significantly due to the discontinuation of our most significant advertising customer and we may not be able to find suitable replacement advertising to replace this revenue in the future.

From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web hosting services, accounted for a significant portion of our advertising revenue. In the third quarter of 2003, revenues from this advertiser represented approximately 80% of our overall advertising revenue. However, once we began to offer web hosting services to our customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with it. Accordingly, we did not sell advertising to this advertising customer during the fourth quarter of 2003 or the year ended December 31, 2004 and we do not anticipate any additional revenue from this advertising customer in the future. This decision was part of a broader strategic decision to discontinue pursuing advertising revenue from partners who sell products and services that are potentially competitive with the Company's products and services. We cannot assure you that we will be able to replace these lost revenues with other advertising revenue or with revenues from sales of web hosting services and other value added services to our own customers, and even if we can, it may take a long period of time to do so. We expect any decrease in our advertising revenue to have an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue not otherwise offset with new advertising revenue would represent a reduction of our gross profit in the same amount.

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

For example, we acquired RCOM Europe in March 2002 and, after selling its hosting division in May 2002, are still in the process of integrating its business, technology, operations, and personnel with those of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services channel to those we acquired through RCOM Europe have resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues in the future as we make efforts to improve our Corporate Services systems and processes and further integrate the business of RCOM Europe. RCOM Europe has incurred pre-tax losses of $10.8 million in 2002 (including a goodwill impairment charge of $8.3 million), $2.0 million in 2003 and $1.1 million for 2004. We are currently projecting a net loss for RCOM Europe for 2005 and we may not be able to increase revenues or cut expenses sufficiently to make it profitable in the future.

Acquisitions, including our acquisition in 2002 of RCOM Europe, involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	possible additional material weaknesses in internal control over financial reporting;

•	increased expenses, including travel, legal, administrative and compensation expenses related to newly hired employees;

•	high employee turnover amongst the employees of the acquired company, which we have experienced in particular in our RCOM Europe Corporate Services office;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

•	potential exposure to additional liabilities;

•	potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;

•	potential disputes with the sellers of acquired businesses, technologies, services or products; and

•	inability to utilize tax benefits related to operating losses incurred by acquired businesses.

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

Although we have historically had customers in international markets, in 2002 we expanded our business and operations in international markets through our acquisition of RCOM Europe, and we now have a significant workforce in the United Kingdom and employees in France and Germany as well. In addition, as part of our cost reduction efforts, we have relocated some of our groups and operations to our Canadian facility where the overhead and labor costs are lower than in our other locations. Introducing and marketing our products and services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will continue to require significant management attention and financial resources. We face a number of risks associated with our conducting business internationally that could negatively impact our results of operation, including:

•	management, communication and integration problems resulting from cultural differences and geographic dispersion;

•	sufficiency of qualified labor pool in international markets;

•	political and economic instability in some international markets;

•	high employee turnover rates;

•	competition with foreign companies;

•	legal uncertainty regarding liability and compliance with foreign laws;

•	currency fluctuations and exchange rates, to the extent material;

•	potentially adverse tax consequences or inability to realize tax benefits;

•	difficulties in protecting intellectual property rights in international jurisdictions; and

•	the level of adoption of the Internet in international markets.

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

•	the U.S. government may, for any reason, reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

•	the Internet community or the Department of Commerce or U.S. Congress may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system;

•	pending litigation against ICANN could affect ICANN's role in overseeing the domain name registration system;

•	ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations;

•	accreditation criteria could change in ways that are disadvantageous to us;

•	ICANN's limited resources may seriously affect its ability to carry out its mandate; and

•	international regulatory bodies, such as the ITU, the UN or the European Union (EU), may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy.

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

We currently work with hundreds of country code registries operating hundreds of country code top level domains (ccTLDs) throughout the world. Country code registries may be administered by the host country, entrepreneurs or other third-parties. Different country code registries require registrars to comply with specific regulations. Many of these regulations vary from ccTLD to ccTLD. If we fail to comply with the regulations imposed by country code registries, these registries will likely prohibit us from registering or continuing to register domain names in their ccTLDs. Further, in most cases, our rights to provide ccTLD domain name registration services are not governed by written contract. In the case of our existing written contracts, there is uncertainty as to which country's law may govern. As a result, we cannot be certain that we will continue to be able to register domain names in the ccTLDs we currently offer. If these registry businesses cease operations or otherwise fail to process domain name registrations or the related information in ccTLDs, we would be unable to honor the subscriptions of registrants who have registered, or are in the process of registering, domain names in the applicable ccTLD. In addition, the process for registering domain names with many of the ccTLD registries necessitates significant manual efforts to process numerous paper documents, resulting in high labor costs and an increased potential for clerical errors. The rules, requirements and processes of the registries are also subject to change, and each time a registry makes a change, we must make corresponding changes to our systems or processes. If we are unable to keep up with these administrative burdens or to honor a substantial number of subscriptions for our customers or if the ccTLD registries fail to process our customers' domain name registrations in a timely and accurate fashion, we could face claims of loss from our registrants and our business, financial condition and results of operations could be materially adversely affected.

We cannot assure you that our standard agreements will be enforceable.

We rely on several agreements that govern the terms of the services we provide to our users. These agreements contain a number of provisions intended to limit our potential liability arising from our providing services for our customers including liability resulting from our failure to register or maintain domain names. As most of our customers use our services online, execution of our agreements by customers occurs electronically or, in the case of our terms of use, is deemed to occur because of a user's continued use of the website following notice of those terms. We believe that our reliance on these agreements is consistent with the practices in our industry, but if a court were to find that either one of these methods of execution is invalid or that key provisions of our services agreements are unenforceable, we could be subject to liability that could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, ICANN recently implemented new policies regarding how we transfer out domain names and the acknowledgement process, requiring us to revise our transfer processes, which we are in the process of implementing. Pursuant to these new policies, we will no longer be able to use certain safeguards that we had, in place to acknowledge transfer requests, which could increase the risk of unauthorized or fraudulent transfers. Such transfers could increase claims of loss or subject us to negative publicity, which could have a material adverse effect on our business, financial condition and results of operations.

We may be held liable if third-parties misappropriate our users' personal information.

If third-parties succeed in penetrating our network security or otherwise misappropriate our customers' personal or credit card information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in penalties from credit card associations, potential termination by credit card associations of our ability to accept credit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation, as any well-publicized compromise of security could deter people from using online services such as the ones we offer.

In addition, the Federal Trade Commission and certain state agencies have investigated various Internet companies regarding their use of their customers' personal information. The federal government has enacted legislation protecting the privacy of consumers' nonpublic personal information. We cannot guarantee that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Our failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could increase the costs of operating our business.

We may not be able to protect and enforce our intellectual property rights or protect ourselves from the claims of third-parties.

We may be unable to protect and enforce our intellectual property rights from infringement.

We rely upon copyright, trade secret, patent and trademark law, invention assignment agreements and confidentiality agreements to protect our proprietary technology and other assets, including software, applications and trademarks, and other intellectual property to the extent that protection is sought or secured at all. We were issued a patent by the United States Patent and Trademark Office on April 12, 2005, which protects our domain manager technology. While we typically enter into confidentiality agreements with our employees, consultants and Corporate Services and GPN partners, and generally control access to and distribution and use of our proprietary information, we cannot ensure that our efforts to protect our proprietary information will be adequate against infringement or misappropriation of our intellectual property by employees, affiliates or third-parties, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

Furthermore, because the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving, we cannot assure you that we will be able to defend our proprietary rights. In addition to being difficult to police, once any infringement is detected, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating the business and may result in our losing significant rights and our ability to operate our business.

We cannot assure you that third-parties will not develop technologies or processes similar or superior to ours.

We cannot ensure that third-parties will not be able to independently develop technology, processes or other intellectual property that is similar to or superior to ours. The unauthorized reproduction or other misappropriation of our intellectual property rights, including copying the content, look, feel or functionality of our website, could enable third-parties to benefit from our technology without our receiving any compensation and could materially adversely affect our business, financial condition and results of operations.

We may be subject to claims of alleged infringement of intellectual property rights of third-parties.

We do not typically conduct comprehensive searches to determine whether our technology infringes the intellectual property of others. These matters are inherently uncertain in Internet-related industries due to the rapidly evolving technological environment. There may be numerous patent applications pending, many of which are confidential when filed, with regard to technologies similar to our own. Third-parties may assert infringement claims against us with respect to past, current or future technologies, and these claims and any resultant litigation, should it occur, could subject us to significant liability for damages. Even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention. Any claims from third-parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty or license agreements with the third-parties making these claims. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, if at all. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

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

As a registrar of domain names and a provider of additional web services, we may be subject to various claims, including claims from third-parties asserting trademark infringement or dilution, unfair competition and violations of publicity and privacy rights, to the extent that such parties consider their rights to be violated by the registration of particular domain names by our users or our hosting of our users' websites or secondary market activities.

For example, we provide an automated service enabling users to register domain names and do not monitor or review the content of such domain names. Users might register domain names which, based on the nature and content of such domain names, could be considered obscene, hateful or defamatory, or which could infringe or dilute a third-party's intellectual property. The law relating to the liability of registrars stemming from the activities of registrants in this regard is currently unsettled in certain jurisdictions, and the actions of our users may therefore expose us to significant liability. Even if we were to prevail in a dispute concerning such actions, litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention.

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

If we are not able to comply with newly instituted security standards for credit cardholder data, we may be subject to financial penalties and we could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

Visa, MasterCard, and most other major card companies have instituted mandatory compliance programs that require merchants and others who store or transmit cardholder data on behalf of the merchant to adhere to the Payment Card Industry (PCI) Data Security Standards. These standards are intended to ensure that cardholder data is appropriately protected at all points within the course of a transaction.

We engaged the services of a third-party to review our cardholder data security standards and, based on this review, we have identified certain areas in which we do not meet the PCI Data Security Standards. We are in the process of addressing these areas of non-compliance, which efforts may increase our costs and distract time and energy from our operations. We cannot assure you that we will achieve compliance in a timely manner or prior to deadlines that may be set by the credit card companies, which may subject us to penalties established or to be established by the credit card companies. Further, if our existing cardholder data security systems are breached before we are able to achieve compliance with the new standards, we may be subject to certain additional penalties, including, under certain circumstances, a fine of up to $500,000 per incident and the possible revocation of our merchant credentials. The accrual of penalties could, and the loss of our merchant credentials from any of the major credit card companies would, have a material adverse effect on our business, financial condition and results of operations.

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

We currently do not have a comprehensive multi-site disaster recovery plan in effect and our systems redundancies are not geographically distributed. We have no current plans to add additional facilities to make our systems geographically redundant. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and severely harm our business because our services could be interrupted for an indeterminate length of time. Computer viruses, electronic break-ins, human error or other similar disruptive problems could also adversely affect our systems.

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

We depend upon various third-parties, including some competitors, for software, systems and related services, including access to the various registration systems of domain name registries. Many of these parties have a limited operating history or may depend on reliable delivery of services from others. If these parties fail to provide reliable software, systems and related services on agreeable license terms, we may be unable to deliver our products and services.

If our customers turn to other registrars for their registration needs for new TLDs, our business, financial condition and results of operations could suffer.

In April 2005, ICANN announced the designation of two new sponsored TLDs: .jobs and .travel. The registry for .travel is expected to launch in late 2005, and the registry for .jobs is expected to launch in late summer or early fall 2005. Intervening factors may result in delays in the launches for the new TLDs. We cannot assure you that we will successfully market our capabilities with respect to new TLDs or that customers will rely on us to provide registration services within these domains. Although we expect the overall number of registrations in each new TLD will be significantly lower than for .com registrations, our business, financial condition and results of operations could suffer if substantial numbers of our customers turn to other registrars for their new TLD registration needs.

Our failure to respond to the rapid technological changes in our industry may harm our business.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share. The Internet and electronic commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the domain name registration industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	design, develop, launch and/or license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively or adapt our websites, internally developed technology or transaction-processing systems to customer requirements or emerging industry standards. Updating our technology internally and licensing new technology from third-parties may require us to incur significant additional capital expenditures.

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

On December 3, 2004, the president signed into law an extension of a moratorium on certain state and local taxation of online services and electronic commerce until November 1, 2007. While the legislation extends the moratorium, it is not a permanent ban on such taxes. The imposition of such taxes in the future could materially adversely affect our business, financial condition and results of operations.

In addition, on July 1, 2003, a directive became effective in the EU requiring non-EU providers of electronically supplied services to private individuals and non-business organizations in the EU to impose value-added taxes (VAT) on such services. Although not all of the EU member states have yet implemented the directive nor have the tax authorities of all of the member states published official guidance on the rules, if we are required to comply with this directive, we will have to implement system changes. These systems changes may be significant and it is not yet clear which of our products and services, if any, would be subject to this directive. If it were determined that one or more of our products and services are subject to this directive, we would not be in compliance with this directive and, as a result, we may be subject to claims for VAT dating back to July 1, 2003, plus interest and/or penalties. In addition, imposition of VAT may also lead to some of our products and services that we offer in EU countries becoming more expensive relative to services rendered in those countries by EU businesses, which could put us at a competitive disadvantage if we were to pass along the VAT to our customers, or could reduce our profit margin if we were to absorb the VAT as an additional cost to our business.

Investment Risks

Our stock price is highly volatile.

The market price of our common stock has been and may continue to be highly volatile and significantly affected by a number of factors, including:

•	general market and economic conditions and market conditions affecting technology companies generally;

•	limited availability of our shares on the open market;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	our actual or anticipated net cash inflow or outflows from operations, capital expenditures or financing-related items;

•	announcements of acquisitions or investments, developments in Internet governance or corporate actions;

•	industry conditions and trends;

•	interest in the Company by potential acquirors;

•	our restatement of previously issued financial statements;

•	the delay in our filing of this Annual Report on Form 10-K and any potential delay in future SEC filings caused by additional manual controls and procedures being implemented in connection with the remediation of the material weaknesses in our internal controls (and any delisting of our common stock as a result of any such delay); and

•	management's identification of any material weaknesses or significant deficiencies in our internal control over financial reporting.

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

We may be required to set the date for our 2005 annual meeting of stockholders on or after July 20, 2005 which, under our bylaws would allow stockholders subject to satisfaction of the other conditions imposed by our bylaws to nominate an alternate slate of directors to replace some or all of our existing directors at our 2005 annual meeting.

On February 8, 2005 we entered into an agreement with Barington Companies Equity Partners, L.P. ("Barington"), one of our stockholders, whereby we agreed to certain target dates to appoint two new directors and a new Chief Executive Officer. Although our nominating committee conducted a search for new director candidates, it did not satisfy the initial target date for appointing a new director by February 15, 2005. As a result, to the extent not otherwise modified, this agreement now requires us to set the date of our 2005 annual meeting of stockholders on or after July 20, 2005. This date requirement for the annual meeting has the practical effect of allowing Barington, or any other stockholder subject to satisfaction of the other conditions imposed by our bylaws, to nominate an alternate slate of directors to replace some or all of our existing directors at our 2005 annual meeting, which, if successful, could result in a change in control or change in management or both. In addition, this agreement increased (from 8% to 15%) a standstill limitation previously agreed to by Barington (and certain related stockholders) on ownership of our common stock. James A. Mitarotonda, one of our current directors, is the Chairman of the Board, President and Chief Executive Officer of Barington and is the managing member of the general partner of Barington. Any contested election could distract management from its focus on operating our business and will result in significant fees and expenses.

Our executive officers and directors own a significant percentage of our shares, which will limit your ability to influence corporate matters.

As of April 25, 2005, our executive officers and directors beneficially owned approximately 15.8% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations or a sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third-parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 2.    Properties.

We currently lease approximately 30,000 square feet of office space in New York, New York under a contract that expires in September 2009. We also lease 6,500 square feet of office space in Maryland under a contract that expires in January 2006. In addition, we have entered into a five-year lease expiring in August 2006, renewable at our option for up to two additional five-year terms, for approximately 20,000 square feet of office space in Canada, and are in negotiations to lease up to an additional 20,000 square feet in Canada during the year ended December 31, 2005. Our subsidiary, RCOM Europe leases approximately 2,919 square feet of space in London, England under a lease that expires in February 2007. RCOM Europe formerly owned a building containing approximately 2,000 square feet of office space in London, which it sold in May 2004 for £567,500 (or approximately $1,014,000). We also maintain leases for smaller facilities in Cardiff and Paris. Subject to the successful negotiation of the lease for additional space in Canada, we believe that the foregoing space will meet our needs for at least the next twelve months. We are also obligated under an office lease in Princeton, New Jersey, that we have subleased to an un-affiliated company.

Item 3.    Legal Proceedings.

On November 15, 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for our March 3, 2000 initial public offering, were named as defendants in a class action complaint filed by Stafford Perkins, on behalf of himself and all others similarly situated, alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company's case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs under the settlement agreement and related agreements will be covered by existing insurance. We are currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. To our knowledge, our insurance carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court's opinion and are in the process of obtaining approval from the approximately 300 issuer defendants and individuals associated with those issuers. The parties must submit a revised settlement to the court by May 2, 2005. The underwriter defendants will have until May 16, 2005 to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on the Company's results of operations or financial condition in any future period.

Register.com was named as a defendant in a purported class action lawsuit filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York on May 2, 2002, which alleged that our SafeRenew program violates New York law. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling and on June 8, 2004 the Appellate Division, First Department affirmed the dismissal of all five counts. On July 30, 2004, Register.com and the Plaintiff entered into a settlement agreement, the terms of which were subject to approval by the Court. In the second quarter of 2004, the Company recorded a provision of $1.4 million for the settlement which it estimated to be its probable exposure net of contributions to be made by its insurance carrier. The Court granted final approval of the settlement agreement on January 24, 2005. Pursuant to the settlement agreement, Register.com agreed to set up a fund of $2.0 million to be used to pay all properly submitted refund claims to settlement class members as well as Court-approved attorneys' fees and litigation expenses incurred by class counsel. If the fund is oversubscribed during the claims period specified in the settlement agreement, then Register.com agreed to contribute up to an additional $350,000 to replenish the fund, after which contribution, if any, Register.com has no additional obligation to contribute to the fund. As anticipated, Register.com's initial contribution to the fund, net of contributions made by its insurance carrier, will be approximately $1.4 million.

On February 9, 2001, Register.com was named as a defendant in a purported class action lawsuit filed by Michael Zurakov, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. The complaint alleged that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) was unjustly enriched. In August 2001, the Court granted Register.com's motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted. Plaintiff appealed the dismissal and in April 2003 the Appellate Division, First Department affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a coupon for a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel. These coupons expired in October 2004 and the case has been dismissed.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not be material to the Company and will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq National Market since our initial public offering on March 3, 2000. Prior to our initial public offering, there was no public market for our common stock. Due to our failure to timely file this Report on Form 10-K, on April 7, 2005 the trading symbol for our common stock was changed by Nasdaq from "RCOM" to "RCOME". In addition, as a result of the late filing, Nasdaq's staff has informed us that our common stock may be delisted. We have requested an oral hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq staff's determination and this request has stayed the delisting pending the outcome of the appeal. Although we believe that our filing of this Report on Form 10-K will result in the continued listing of our common stock and the restoration of our trading symbol to "RCOM" we can provide no assurances that our common stock will continue to be listed or that our trading symbol will be restored. See also "Risk Factors".

The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
Year Ending December 31, 2004:
Fourth Quarter	$6.83	$5.27
Third Quarter	6.06	5.15
Second Quarter	6.24	5.03
First Quarter	6.49	5.05

Year Ending December 31, 2003:
Fourth Quarter	$5.85	$4.49
Third Quarter	6.50	4.50
Second Quarter	6.45	5.20
First Quarter	5.82	4.44

On May 2, 2005, the last sale price of our common stock reported by the Nasdaq National Market was $5.17 per share. As of May 2, 2005, we had approximately 66 holders of record of our common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock; however, we may consider the payment of a dividend in the future.

Recent Sales of Unregistered Securities

The information disclosed under "Unregistered Sales of Equity Securities" included in Item 9B of this Report on Form 10-K is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

The information in the table below reflects the delivery to us of certain shares of our common stock as payment of the exercise price under certain warrants previously outstanding. The shares delivered were not purchased by us under any plan or program and such shares have been cancelled and are no longer outstanding. We currently have no plan or program to repurchase any of our securities.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
February 1, 2005 – February 28, 2005	72,006 (1)	$6.33 (2)	N/A	N/A

(1)	Represents (i) 60,041 shares of our common stock tendered as payment of the exercise price of warrants exercised on February 7, 2005 and (ii) 11,965 shares of our common stock tendered as payment of the exercise price of warrants exercised on February 24, 2005.

(2)	The shares of common stock tendered as payment of the exercise price of warrants were valued at fair market value on the exercise date, or (i) $6.35 per share with respect to the 60,041 shares tendered on February 7, 2005 and (ii) $6.25 per share with respect to the 11,965 shares tendered on February 24, 2005.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,741,813(2)	$7.54	4,041,467(3)
Equity compensation plans not approved by security holders (4)	11,343	$1.02	—
Total	5,753,156	$7.53	4,041,467

(1)	Includes options to purchase shares of our common stock under our Amended and Restated 2000 Stock Incentive Plan and our Employee Stock Purchase Plan (ESPP).

(2)	Excludes purchase rights accruing under the ESPP, which has a shareholder approved reserve of 467,709 shares of common stock as of January 3, 2005. Under the ESPP, each eligible employee may purchase shares of common stock through payroll deductions of up to 10% of their eligible compensation. The price paid by the employee is 85% of the fair market value on the employee's entry date into the offering period or the purchase date, whichever is lower.

(3)	Consists of shares available for future issuance under the 2000 Plan and the ESPP.

(4)	Consists of the following warrants to purchase shares of Common Stock issued prior to the Company's initial public offering, pursuant to compensation arrangements with advisors: 843 shares at an exercise price of $0.43 per share, which expires September 21, 2008; 5,250 shares at an exercise price of $0.57 per share, which expires March 17, 2009; and 5,250 shares at an exercise price of $1.57 per share, which expires June 10, 2009.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data of the Company for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected consolidated data is derived from our Consolidated Financial Statements. Data as of December 31, 2000, 2001, 2002, and 2003, and for the years then ended, have been reclassified and restated — see Notes 2 and 16 to our Consolidated Financial Statements included in Item 8 of this Report on Form 10-K for the impact of the reclassification and restatement on 2003 and 2002. See below for the impact of the reclassification and restatement on 2001 and 2000. In addition, the Company has restated data for each of the quarterly periods of 2003 and the first three quarterly periods of 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations" for the impact of the restatement on these quarterly periods. You should read the following selected consolidated financial data together with our consolidated financial statements and their notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2004	2003 Restated*	2002 Restated*	2001 Restated*	2000 Restated*
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$100,857	$103,242	$102,421	$114,976	$82,517
Cost of revenues	31,812	32,387	34,689	34,420	22,851
Gross profit	69,045	70,855	67,732	80,556	59,666
Operating expenses:
Sales and marketing	30,858	25,960	31,066	33,532	47,311
Technology	18,066	18,408	13,202	7,741	5,580
General and administrative	15,602	27,555	24,947	14,769	13,434
Amortization and impairment of goodwill and other intangibles	727	551	17,290	45,299	5,582
Total operating expenses	65,253	72,474	86,505	101,341	71,907
Income (loss) from operations	3,792	(1,619)	(18,773)	(20,785)	(12,241)
Other income, net	1,266	2,990	5,589	8,664	9,520
Gain on sale of investment	—	—	—	—	4,603
Income (loss) before provision (benefit) for income taxes	5,058	1,371	(13,184)	(12,121)	1,882
Provision (benefit) for income taxes	1,800	(916)	(2,276)	11,007	—
Net income (loss)	$3,258	$2,287	$(10,908)	$(23,128)	$1,882
Basic income (loss) per share	$0.14	$0.06	$(0.27)	$(0.62)	$0.06
Diluted income (loss) per share	$0.13	$0.06	$(0.27)	$(0.62)	$0.05
Weighted average number of shares outstanding:
Basic	23,672	35,701	40,022	37,421	31,394
Diluted	24,963	37,662	40,022	37,421	39,184

	2004	2003 Restated*	2002 Restated*	2001 Restated*	2000 Restated*
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$99,196	$88,734	$148,141	$132,418	$121,839
Working capital	53,710	53,771	115,853	113,295	85,079
Marketable securities — noncurrent	9,111	2,527	61,205	57,651	47,980
Total assets	177,984	167,438	293,958	272,641	298,121
Total deferred revenues	98,649	95,892	95,005	83,137	92,970
Total liabilities	116,112	110,362	121,082	98,755	108,176
Stockholders' equity	61,872	57,076	172,876	173,886	189,945

*	See Notes 2 and 16 to Consolidated Financial Statements as well as below for additional information regarding the reclassifications and restatements.

A summary of the impact of the reclassification and restatement of data for the years ended December 31, 2001 and 2000, and as of December 31, 2002, 2001 and 2000, is as follows:

	Year ended December 31, 2001		Year ended December 31, 2000
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share data)
Changes to Consolidated Statement of Operations
Net revenues	$116,281	$114,976	$86,110	$82,517
Gross profit	$81,491	$80,556	$62,241	$59,666
Income (loss) from operations	$(19,850)	$(20,785)	$(9,666)	$(12,241)
Income (loss) before provision (benefit) for income taxes	$(11,186)	$(12,121)	$4,457	$1,882
Net income (loss)	$(21,587)	$(23,128)	$270	$1,882
Basic income (loss) per share	$(0.58)	$(0.62)	$0.01	$0.06
Diluted income (loss) per share	$(0.58)	$(0.62)	$0.01	$0.06

	As of December 31, 2002		As of December 31, 2001
	As Reported	As Restated	As Reported	As Restated
	(in thousands)
Changes to Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$155,840	$148,141	$140,118	$132,418
Working capital	$117,337	$115,853	$120,592	$113,295
Marketable securities — noncurrent	$61,205	$61,205	$57,651	$57,651
Total assets	$285,604	$293,958	$268,789	$272,641
Total deferred revenues	$87,110	$95,005	$77,379	$83,137
Total liabilities	$111,962	$121,082	$93,196	$98,755
Stockholders equity	$173,642	$172,876	$175,593	$173,886

	As of December 31, 2000
	As Reported	As Restated
	(in thousands)
Changes to Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$125,439	$121,839
Working capital	$92,160	$85,079
Marketable securities - noncurrent	$47,980	$47,980
Total assets	$292,617	$298,121
Total deferred revenues	$88,516	$92,970
Total liabilities	$103,722	$108,176
Stockholders equity	$188,895	$189,945

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language although not all forward-looking statements contain such identifying words. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, our company policy is generally to provide our expectations only once per quarter, so we may not inform you of any changes until the next quarter. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, prospective investors should carefully consider the information set forth under the caption "Risk Factors" in addition to the other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission.

Restatement and Reclassification of Financial Statements

We have restated our previously issued Consolidated Financial Statements as of and for the years ended December 31, 2000 through 2003 and have restated data for each of the quarterly periods of 2003 and the first three quarterly periods of 2004. The restatement relates to the timing of the recognition of revenue, deferred revenue, and associated cost of revenue amounts relating to domain name transactions, the reclassification of certain credit memos issued in 2002, the correction of the provision for income taxes and the related balance sheet accounts, and the correction of pro forma stock based compensation expense disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

The information contained in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 and March 31, 2005 regarding our preliminary identification of material weaknesses in internal control over financial reporting and related remediation plans and the restatement and reclassification of our financial statements and financial data is superseded in its entirety and replaced by the information included in this Annual Report on Form 10-K.

Our systems, processes and controls were originally established to record, process, summarize and report transactions in accordance with a full-month revenue recognition convention which we have historically applied in the determination of revenue recognition with respect to initial and renewed domain name registrations. We have concluded, based on a review of our customers' registration activity, that the use of a mid-month revenue recognition convention is necessary to record revenue under generally accepted accounting principles in that the mid-month revenue recognition convention does not materially differ from the use of a daily recognition method. In addition, we have found errors in our systems that resulted in errors in the timing of revenue and associated cost of revenue recognition for domain name transactions such as subscriptions renewed prior to their scheduled expiration dates, domain names transferred in from other registrars and domain names transferred out to other registrars. The restatement also corrects the classification of certain credit memos issued in 2002 to present them as a reduction of revenue instead of as a general and administrative expense.

Also, we corrected the provision for income taxes to reflect the tax impact of the above noted changes to our revenue and associated cost of revenue recognition, to adjust certain tax credits, to adjust recorded amounts of the tax benefits related to stock-based compensation and the related windfall tax benefits as additional paid-in capital, to adjust amounts excluded from taxable income for tax free interest and to adjust deferred taxes for changes in state and local tax rates.

We also restated the Pro Forma Stock Based Compensation table as set forth in Note 2 to the Consolidated Financial Statements to reflect the tax effect of the adjustments to reported pro forma net income (loss) and to correct assumptions used in computing stock-based compensation expense under the fair value based method.

The effect of the above restatements on periods prior to 2002 increased the amount of the accumulated deficit previously reported as of December 31, 2001 by $0.5 million.

The impact of these restatements for the year ended December 31, 2003 was to decrease net income by $3.3 million, and to decrease income per share $0.10 per share (basic) and $0.09 per share (diluted). The impact of these restatements for the year ended December 31, 2002 was to increase net loss by $0.5 million and to increase loss per share (basic and diluted) $0.01 per share. For a more detailed description of the effects of the restatement on the our Consolidated Balance Sheet as of December 31, 2003 and Consolidated Statements of Operations for the years ended December 31, 2002 and December 31, 2003 see Note 16 to our Consolidated Financial Statements included under Item 8 of this report on Form 10-K. See "Selected Consolidated Financial Data" for the impact of the restatement on prior periods and see "—Quarterly Results of Operations" for the impact of the restatement on the seven quarterly periods ended September 30, 2004.

The amounts included in the discussion below for 2003 and 2002 have been updated to reflect the restatements.

Our financial statements also reflect the reclassifications of auction rate securities and restricted cash. As discussed in Note 2 to our Consolidated Financial Statements, we reclassified certain investment securities known as "auction rate securities" that had contractual maturity dates greater than 90 days but interest reset dates of less than 90 days, as "short-term investments". Previously we classified such investment securities as cash and cash equivalents. Accordingly, we have adjusted our consolidated balance sheet as of December 31, 2003 to reflect these $14.0 million of auction rate securities as short-term investments. We have also presented the purchases and sales of these securities within the investing section of the Consolidated Statements of Cash Flows for all periods presented. We have also reclassified restricted cash of $3.3 million from cash and cash equivalents to other current assets ($2.2 million) and other assets ($1.1 million) at December 31, 2003. The corresponding reclassification of restricted cash at December 31, 2002 totaled approximately $7.7 million, of which $5.6 million was classified as other current assets and $2.1 million was classified as other assets. These reclassifications increased cash flows from investing activities for the years ended December 31, 2003 and 2002 by $3.2 million and $13.3 million, respectively.

Overview

We are a provider of global domain name registration, website, web hosting, email and other Internet services for businesses and consumers that wish to have a unique address and branded identity on the Internet. Domain names serve as addresses and identities on the World Wide Web. They enable a business or person to establish an Internet presence and are integral to the use of websites (e.g. www.register.com), email (e.g. johndoe@register.com) and other types of Internet-based services.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 to our Consolidated Financial Statements includes a summary of the critical accounting policies and methods used in the preparation of our Consolidated Financial Statements. The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the notes accompanying the financial statements. We regularly evaluate our estimates and assumptions on an on-going basis and adjust them as necessary to accurately reflect current conditions. These estimates are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates. Our most critical accounting estimates are discussed in the following paragraphs.

Net Revenues

We derive our net revenues from domain name registrations, other products and services, and advertising. We earn registration fees in connection with new, renewed, and transferred-in registrations. Registration periods generally range from one to ten years. Under this subscription-based model, we recognize revenue over the period during which we provide the registration services, including customer service and maintenance of the individual domain name records. Accordingly, domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period, or in the case of transferred-in registrations, over the period from the transfer-in date (which is generally earlier than the start date of the next paid registration period) through the end of the paid registration period. In the event a registration is transferred out to another registrar prior to the end of the subscription term, we recognize any remaining unamortized deferred revenue related to that registration immediately on the transfer-out date.

We experienced a decrease in our total names under management to approximately 3.0 million as of December 31, 2004 from approximately 3.1 million as of December 31, 2003.

In addition to our standard registration fees, many of which are published on our www.register.com website, we have a number of different fee structures for our domain name registration services. Our Corporate Services channel provides a diversified range of generally higher-priced services and also extends volume-based discounts for domain name registrations and transfers. Revenues from processing fees for domain name applications, which may or may not result in domain name registrations, and other intellectual property protection services related to the introduction of new gTLDs, are recognized upon the provision of services.

We pay referral commissions to certain participants in our Global Partner Network and to participants in our affiliate network. Other participants in our Global Partner Network pay us a wholesale price per registration, discounted from our standard registration fee.

Other products and services, which primarily consist of email, domain name forwarding, web hosting, application processing fees for new gTLDs, intellectual property protection services related to the introduction of new gTLDs, and fees for modifying existing registrations, are sold either as one time offerings or through annual or monthly subscriptions, depending on the product or service. We recognize revenue over the period during which services are provided, which may be immediate or over the term of the agreement with the customer. When we refer to "products and services," we are referring to our various types of bundled products and services that are referred to as products and services in our marketing activities. We do not sell any tangible products.

Advertising revenues are derived from the sale of sponsorships and banner advertisements, typically under short-term contracts that range from one month to one year in duration. We recognize these revenues in the periods in which the advertisements are displayed or the required number of impressions is achieved, provided that no significant company obligation remains and collection of the resulting receivable is probable.

We require prepayment at the time of sale via credit card for most online domain name registration sales and other products and services, which provides us with the full cash fee at the beginning of the registration period. For many of our customers who register domain names through our Corporate Services channel, for certain of the participants in our Global Partner Network, and for our advertising customers, we establish lines of credit based on credit worthiness. Critical accounting estimate: We record a provision for estimated uncollectible accounts receivable from our customers for whom we have established lines of credit. The provision is accounted for as a reduction of revenues. We rely on prior experience to estimate the amount of cash which will ultimately be collected from the receivables, and the resulting amount of accounts receivable which will be uncollectible. Such amounts cannot be known with certainty at the financial statement date. Understating the amounts of potentially uncollectible receivables may cause revenue recognition and the realizable value of accounts receivable to be overstated, and vice versa.

For customers who have elected our auto-renew option available through the Corporate Services channel, we may renew registrations in advance of the scheduled renewal dates. This procedure is based on our historical practices which have been informally accepted by customers but are not specified by contract. If a customer failed to timely notify us of its cancellation of the auto-renew option for specific domain names, we may need to issue credits. Critical accounting estimate: We record a provision for amounts that we estimate may be refunded or credited back to customers who may notify us within four days after the scheduled renewal date that they do not want specific domain names renewed. Historical experience is used to develop the aforementioned estimates. Underestimating the amounts of potential refunds may cause revenue recognition and the realizable value of accounts receivable to be overstated, and vice versa.

Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have approved the transaction. Critical accounting estimates: We must estimate the amount of credit card chargebacks we will receive in the future related to credit card sales in the current period so that we can record a provision for estimated chargebacks initiated by credit card customers through their banks. We also estimate the amount of refunds we will issue to our customers who request refunds directly from our customer service center. These provisions are reflected as a reduction of revenues. In determining our estimates, on a monthly basis we review historical rates of credit card chargebacks and refunds, current economic trends and changes in acceptance of our products and services. Underestimating the amounts of potential chargebacks and refunds may cause revenue recognition to be overstated, and vice versa.

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization of registry fees on a straight-line basis over the registration term, depreciation of the equipment used to process the domain name registrations, fees paid for co-location facilities housing our equipment, and fees paid to the financial institutions to process credit card payments on our behalf. Cost of revenues does not include penalties for excessive credit card chargebacks and refunds; such penalties are classified as general and administrative expense. We pay registry fees for gTLDs ranging from $5.30 per year for each .biz domain name registration to $6 per year for each .info, .com, .net and .org domain name registration. We pay registry fees ranging from $6 to $5,000 per year for one to ten-year country code domain name registrations. The largest component of our cost of revenues is registry fees which, while paid in full at the time the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues ratably over the terms of the related registrations, as described above under "Net Revenues".

Cost of revenues for our other products and services consists of fees paid to third-party service providers, depreciation of equipment used to deliver the products and services, fees paid for co-location facilities housing our equipment, and fees paid to financial institutions to process credit card payments on our behalf. Cost of revenues for other products and services is recognized ratably over the periods in which the related services are provided.

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

Operating Expenses

Our operating expenses consist of sales and marketing, technology, general and administrative (including stock-based compensation), and amortization of intangibles. Our sales and marketing expenses consist primarily of employee salaries, including customer service representatives, marketing programs such as advertising, and commissions paid to our sales representatives. Technology expenses consist primarily of employee salaries, fees for outside consultants, software licensing fees and related costs associated with the development and integration of new products and services, enhancement of existing services, and quality assurance. General and administrative expenses include salaries and other personnel-related expenses for executive, financial and administrative personnel, as well as professional fees, insurance premiums, and penalties for excessive credit card chargebacks and refunds.

Facilities costs are allocated across the various operating expense categories.

We currently account for stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and related authoritative accounting pronouncements. Under APB 25, stock-based compensation expense relates to grants of restricted stock, stock options and warrants to employees and directors with exercise prices below fair market value of the underlying stock on the date of grant, and all such grants to consultants and vendors. With respect to grants made through December 31, 2004 and grants which may be made during the year ended December 31, 2005, stock-based compensation expense, will continue to be accounted for under APB 25 through December 31, 2005. As of January 1, 2006 we will adopt Statement of Financial Accounting Standards 123R "Share Based Payment" ("SFAS 123R") under which stock-based compensation expense will be recorded for the unvested portions of option grants through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. Such stock-based compensation expense will reduce our earnings or increase our losses in future periods. Critical accounting estimate: Our assumptions of future volatility, estimated life of options, and future employee turnover would have a significant impact on stock-based compensation expense to be recorded under SFAS 123R. If our assumptions of volatility, option life and employee turnover are too low, our stock-based compensation expense would be understated, and vice versa.

Credit card penalties.    The credit card associations may impose financial penalties if our chargebacks and/or refunds exceed certain thresholds. Such penalties are not charged to revenues, but are classified as general and administrative expense. We are experiencing high rates of refunds to customers in excess of the contractual specified levels, which, combined with high rates of chargebacks in the past, have resulted in the assessment of financial penalties by two credit card associations for periods through December 31, 2001. If we are unable to lower our refund rates to levels defined in the credit card associations' rules, we could continue to be subject to such penalties. Critical accounting estimate: Because the imposition of any potential penalties is at the discretion of the associations, subject to contractual limitations, generally accepted accounting principles require that we accrue expense to cover what we estimate to be the maximum potential penalties that could be imposed. In October 2004, we obtained a release for any penalties which could be imposed for excessive chargebacks and refunds processed through September 30, 2003 and, accordingly, in accordance with generally accepted accounting principles applicable to extinguishments of liabilities, in October 2004 we reversed the expense accruals previously recorded during the period from January 1, 2002 through September 30, 2003. On February 14, 2005 and March 24, 2005 we received additional releases from any penalties which may have been imposed for transactions processed from October 1,

2003 through December 31, 2003, and from through January 1, 2004 through February 29, 2004, respectively. As a result in the first quarter of 2005 we will reverse expense accruals previously recorded during the fourth quarter of 2003 and the first two months of 2004, respectively. Based on discussions and correspondence with our credit card processor regarding potential penalties accrued after February 29, 2004, we believe that it is likely that we will not be required to pay the full amount accrued, or perhaps any amount at all for periods after such date. However we are required to continue to accrue for such potential penalties for periods after February 29, 2004 until we obtain a release or it is determined that no penalties will be imposed or penalties are actually assessed. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time. Accordingly, our general and administrative expense may vary significantly from period to period as a result of accruals for potential credit card penalties and reversals thereof.

If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount we charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See "Risk Factors" and Note 15 to our Consolidated Financial Statements "Commitments and Contingencies — Credit Card Penalties" for additional information in connection with penalties that may be imposed by credit card associations and other risks associated with the Company's credit card chargebacks and refunds.

Asset Impairment.    We review our assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We assess the recoverability of intangibles using estimated undiscounted cash flows, and by estimating the current fair value of the asset in an arms-length sale transaction. Critical accounting estimate: Based on the foregoing factors, if we conclude that an impairment of an asset has occurred, we record an impairment write-down. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, and when the estimated fair value of the asset in an arms-length sale transaction is lower than the carrying value. If such assets are considered impaired, the amount of the impairment loss is measured as the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. Estimated undiscounted future cash flows are based on projections and the estimated fair value is based to an extent on management's judgment and/or independent appraisals. Overestimating the future cash flows or estimated fair value may lead to overstating the recoverable value of the assets, or in the failure to identify an impairment loss.

Litigation.    There are various claims, lawsuits and pending actions against the Company as more fully described under "Litigation" in Note 15 to our Consolidated Financial Statements. Critical accounting estimate: We estimate our probable exposure, net of anticipated insurance proceeds, for each of these matters, and if we believe a loss is probable and we can reasonably estimate the amount of loss, we record an expense provision. If our estimates are understated, our reported income from operations would be overstated.

Income Taxes

In preparing our financial statements, we make estimates of our tax obligations based on estimates of timing differences for reporting items for financial statement and tax purposes and items of income or expense that are excluded from net income for financial reporting purposes or taxable income for tax return purposes. The most significant differences include deferred revenue, tax exempt interest income and deduction for stock compensation and goodwill. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Critical accounting estimate: Valuation allowances are established when appropriate based on management's judgment, to reduce the carrying value of deferred tax assets to the amounts expected to be realized. Although we reported a pre-tax loss in 2002, we estimate that it is more likely than not that we will realize the carrying value of our deferred tax asset. However, if our estimate is incorrect, revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period and could result in our inability to fully realize the carrying value of the deferred tax asset.

Net Income (Loss)

Although we were profitable for the year 2004 and the year 2003, we were not profitable for the year 2002. Our net loss for 2002 included a goodwill impairment write-down and amortization of intangibles of $17.0 million. Although we have recently taken several initiatives intended to reduce our operating expenses, we cannot assure you as to when or if these reductions will be realized. Losses at RCOM Europe and RPI Inc. (formerly RegistryPro, Inc.), prior to the sale of the core assets of RPI Inc. in February 2004, have contributed to a decline in our profitability. Further, our advertising revenues were materially lower in 2004 compared with prior periods, and we anticipate that our revenues from advertising will continue to be materially lower in 2005 and perhaps beyond compared with 2003 and prior years. We expect losses at RCOM Europe to impact our profitability negatively through the year 2005 and perhaps beyond. In addition, unless we lower our credit card refunds and reduce our level of credit card chargebacks, we may continue to be potentially liable for significant penalties from credit card associations, which would continue to impact our profitability (see "Risk Factors" for additional information). From October 1, 2003 through December 31, 2004, we have accrued a net total of $2.5 million for such potential penalties (net of reversals in the fourth quarter of 2004 of potential penalties recorded in prior periods), which amount is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time. We also anticipate incurring substantial costs related to remediating the material weaknesses to our internal controls and other compliance matters related to the Sarbanes-Oxley Act of 2002.

For all the above reasons, we cannot assure you that we will be able to operate profitably or attain and/or sustain positive cash flow in the future.

Year 2004 compared with Year 2003

Net Revenues

Total net revenues decreased 2% to $100.9 million in 2004 from $103.2 million in 2003.

Domain name registrations.        Recognition of revenues from domain name registrations decreased 6% to $85.1 million in 2004 from $90.3 million in 2003. The decrease was due in part to a lower number of domain names under management, and in part to lower average sale prices per year of subscription term. The average number of names under management during 2004 was 3.0 million, down from 3.2 million during 2003. We expect to face continued pricing pressure in the future, which could adversely impact our revenues and profitability.

Other Products and Services.        Revenues from other products and services increased 61% to $14.4 million in 2004 from $8.9 million in 2003. This increase was due primarily to increased unit volumes of web hosting services and WebSiteNOW!, our template-based do-it-yourself website building tool, and increased Email services revenue.

At December 31, 2004, our deferred revenue balance was $98.6 million, compared with $95.9 million at December 31, 2003, representing an increase of $2.7 million for the year 2004. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Advertising.        Revenues from advertising decreased 64% to $1.4 million in 2004 from $4.0 million in 2003. From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web-hosting services, accounted for approximately $1.0 million of advertising revenues per quarter. However, once we began selling web-hosting services directly to our own customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with it. We have not sold advertising to this advertising customer after September 30, 2003 and we do not anticipate any additional revenue from this customer. Accordingly, our advertising revenue has been approximately $1.0 million lower in each subsequent quarter compared with the level of advertising revenue in the third quarter of 2003, and, unless we can replace these lost revenues with advertising sales to other customers, we expect that our advertising revenue will to continue to remain at this lower level in future quarters as well. Our sales of web-hosting services directly to our own customers are classified as revenues from other products and services.

Cost of Revenues

Total cost of revenues decreased 2% to $31.8 million in 2004 from $32.4 million in 2003.

Cost of Domain Name Registrations.        Costs recognized for domain name registrations decreased 3% to $29.8 million in 2004 from $30.8 million in 2003. The decrease resulted primarily from a lower number of domain names under management and lower data center expenses.

Cost of Other Products and Services.    Cost of other products and services increased 28% to $2.1 million in 2004, from $1.6 million in 2003. The increase was related to higher revenues from other products and services, primarily web hosting and email.

Gross Profit Margin

Our gross profit margin decreased to 68.5% in 2004 from 68.6% in 2003, primarily as a result of lower advertising revenue (which has a 100% gross margin), offset in part by increases in revenues from other products and services, which have a higher gross profit margin than domain name registration services.

Operating Expenses

Total operating expenses decreased 10% to $65.3 million in 2004 from $72.5 million in 2003.

Sales and Marketing.        Sales and marketing expenses increased 19% to $30.9 million in 2004 from $26.0 million in 2003. The increase was primarily due to an increased level of television and radio advertisements and online media spending.

Technology.    Technology expenses decreased 2% to $18.1 million in 2004 from $18.4 million in 2003. The decrease resulted primarily from lower costs for software licenses and maintenance. We anticipate that technology expenses will continue at high levels in 2005 (albeit lower than 2004), and perhaps beyond, as we continue our efforts to upgrade and improve our systems.

General and Administrative.    General and administrative expenses decreased 43% to $15.6 million in 2004 from $27.6 million in 2003. The decline was in part due to the incurrence in 2003 of $6.8 million of advisory fees and expenses in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003 and in connection with the self-tender offer for $120 million of our common stock and warrants completed in September 2003. Also contributing to the decline in general and administrative expense in 2004 was the reversal in the fourth quarter of 2004 of $5.6 million of potential credit card penalties which had been recorded from January 1, 2002 through September 30, 2003. These potential penalties were reversed in accordance with generally accepted accounting principles applicable to extinguishments of liabilities following our receipt of a release in October 2004 from our credit card processor for any penalties which may have been imposed for excessive chargebacks and refunds processed through September 30, 2003. These decreases in general and administrative expense were offset in part by a $2.8 million increase in professional fees related to our efforts to comply with the Sarbanes-Oxley Act of 2002, and a $1.4 million provision in 2004 for settlement of a litigation matter.

Generally accepted accounting principles require that we accrue amounts to cover what we estimate to be the maximum potential financial penalties that could be imposed by credit card associations if our chargebacks and/or refunds exceed certain thresholds. Accordingly, our general and administrative expense included expense accruals of $3.7 million, $2.4 million, and $2.0 million in 2002, 2003, and 2004, respectively, for such potential penalties. After giving effect to the reversal of $5.6 million of such penalties as mentioned above, as of December 31, 2004 our balance sheet reflected an accrued liability of $2.5 million for potential credit card penalties, which represents our estimate of the maximum potential penalties that could be imposed under one credit card association's rules for chargebacks and/or refunds in excess of certain thresholds. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time. For additional information in connection with potential credit card penalties, see "Risk Factors" and Notes 15 and 17 to our Consolidated Financial Statements.

Other Income, Net

Other income, net, which consisted primarily of interest income, net of interest expense, decreased to $1.3 million in 2004 from $3.0 million in 2003. The decrease was primarily due to a reduction of interest income as a result of our lower cash balance, which resulted from our self-tender offer for $120 million of our common stock and warrants completed in September 2003.

Provision for Income Taxes

The provision for income taxes in 2004 was $1.8 million, representing an effective rate of 36% of pre-tax income. The effective tax rate differs from the Federal statutory rate due to the effect of foreign and state income taxes, offset in part by tax credits. Our income before income taxes in 2003 was $1.4 million, but we recorded an income tax benefit, net, of $0.9 million, primarily as a result of our filing an election with the IRS to include the consolidated income or loss of RCOM Europe in our consolidated U.S. federal tax return starting in year 2003. See additional discussion below under "Year 2003 compared with Year 2002 — Provision for Income Taxes" and Note 12 to our Consolidated Financial Statements for a reconciliation of the statutory Federal income tax rate to our effective income tax rate for each period.

Earnings Per Share — Weighted average number of shares

The weighted average number of shares outstanding for the year 2004 was 23,672,000 (basic) and 24,963,000 (diluted), compared to the year 2003 (35,701,000 (basic) and 37,662,000 (diluted)). As a result of the completion in September 2003 of the Company's $120 million self-tender offer, in which the Company purchased 17,910,347 shares of its common stock and warrants to purchase 987,283 shares of its common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the number of shares outstanding declined as of the completion date. The lower weighted average number of shares will have the effect of increasing net income (loss) per share in future fiscal periods compared to periods before September 2003 when the number of outstanding shares was larger. The use of $120 million of our cash to consummate the self-tender offer reduced and will continue to reduce our future interest income because our available cash and investment balances will be lower than periods before September 2003.

Year 2003 compared with Year 2002

Net Revenues

Total net revenues increased 1% to $103.2 million in 2003 from $102.4 million in 2002.

Domain name registrations.        Recognition of revenues from domain name registrations decreased 3% to $90.3 million in 2003 from $93.4 million in 2002. This decrease was due primarily to a lower number of domain names registered, and in part to lower average sale prices per year of subscription term. The average number of names under management during 2003 was 3.2 million, down from 3.3 million during 2002. These reductions were offset in part by the inclusion of RCOM

Europe in our results of operations for the full year in 2003, versus the period from March 8, 2002 (the date of acquisition) through December 31, 2002; domain registration revenues of RCOM Europe of $10.9 million and $6.8 million were recognized in 2003 and 2002, respectively.

Other Products and services.        Revenues from other products and services increased 84% to $8.9 million in 2003 from $4.8 million in 2002. The largest component of the increased revenues in this category was email services.

At December 31, 2003, our deferred revenue balance was $95.9 million, compared with $95.0 million at December 31, 2002, representing an increase of $0.9 million for the year 2003. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Advertising.        Revenues from advertising decreased 4% to $4.0 million in 2003 from $4.2 million in 2002. From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web-hosting services, had accounted for approximately $1.0 million of advertising revenues per quarter. However in the fourth quarter of 2003 we began to offer web-hosting services to our own customers, and decided to discontinue this advertising relationship. Accordingly, we have not sold advertising to this customer since the third quarter of 2003 and we do not expect to sell advertising to this customer in future periods. Our advertising revenue has declined by approximately $1 million in each quarter compared with the level of advertising revenue in the third quarter of 2003, and, unless we can replace these revenues with advertising sales to other customers, we expect that decline to continue in future quarters as well. Our sales of web-hosting services directly to our own customers are classified as revenues from other products and services.

Cost of Revenues

Total cost of revenues decreased 7% to $32.4 million in 2003 from $34.7 million in 2002.

Cost of Domain Name Registrations.        Costs recognized for domain name registrations decreased 9% to $30.8 million in 2003 from $33.9 million in 2002. The decrease resulted primarily from a lower number of domain names registered in 2003 and a reduction of data center operations expenses.

Cost of Other Products and Services.    Cost of other products and services increased 100% to $1.6 million in 2003 from $0.8 million in 2002 in part as a result of increased revenues from other products and services in 2003 (primarily email services), and in part because in 2002 we had received a $0.4 million refund from the .biz registry as a result of that registry's decision to cancel certain .biz applications.

Gross Profit Margin

Our gross profit margin increased to 68.6% in 2003 from 66.1% in 2002, primarily as a result of lower costs of our data center operations, and in part due to increases in revenues from other products and services, which have a higher gross profit margin than domain name registration services.

Operating Expenses

Total operating expenses decreased 16% to $72.5 million in 2003 from $86.5 million in 2002.

Sales and Marketing.        Sales and marketing expenses decreased 16% to $26.0 million in 2003 from $31.1 million in 2002. The decrease was primarily due to reductions in online and off-line media spending.

Technology.    Technology expenses increased 39% to $18.4 million in 2003 from $13.2 million in 2002. The increase resulted primarily from higher salaries and consulting fees for personnel working to improve our systems and operations.

General and Administrative.    General and administrative expenses increased 10% to $27.6 million in 2003 from $24.9 million in 2002. The increase was primarily due to $6.8 million of advisory fees and expenses incurred in 2003 in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003 and in connection with the self-tender offer for $120 million of our common stock and warrants completed in September 2003. This was partially offset by lower accruals for potential credit card penalties ($2.4 million in 2003 versus $4.5 million in 2002), a decline of $0.9 million in amortization of stock-based compensation, and a decline of $0.9 million in the provision for uncollectible accounts receivable.

As of December 31, 2003 our balance sheet reflected an accrued liability of $6.1 million for potential credit card penalties, which represented our estimate of the maximum potential penalties that could be imposed under one credit card association's rules for chargebacks and/or refunds in excess of certain thresholds. For additional information in connection with potential credit card penalties, see "Risk Factors" and Note 15 to Consolidated Financial Statements, "Contingencies — Potential Credit Card Penalties."

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

Provision for Income Taxes

In 2003 we made a tax election which allowed us to record a tax benefit of approximately $3.2 million related to an otherwise non-deductible goodwill impairment charge of $8.3 million recorded by RCOM Europe in 2002. At the time of the goodwill impairment charge in 2002, we did not record an income tax benefit as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March 2003, we filed an election with the U.S. taxing authorities to include the income or losses of RCOM Europe in our consolidated U.S. Federal income tax return effective January 1, 2003. Accordingly, the goodwill that had been impaired for financial statement purposes in 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January 1, 2003. Based on this and our expectation of generating future taxable income in the U.S., the realization of the income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset was recorded in the first quarter of 2003. Our income tax provision for 2003 also reflected the impact of state tax rate changes, as well as the impact of non-deductible advisory fees incurred as discussed above under "General and Administrative" expenses.

The provision for income taxes in 2002 was a benefit of $2.3 million, representing an effective tax rate of 17% of the pre-tax loss. This lower-than-statutory effective tax benefit resulted primarily from the fact that only a portion of the goodwill impairment writedown was tax deductible, and in part because no tax benefits were recorded in connection with losses generated by RCOM Europe, as realization was not assured. These factors were partially offset by tax exempt interest income.

Earnings Per Share — Weighted average number of shares

The weighted average number of shares outstanding for the year 2003 was 35,701,000 shares (basic) and 37,662,000 shares (diluted). For the year 2002, the weighted average number of shares outstanding was 40,022,000 shares (basic and diluted). As a result of our completion in September 2003 of our $120 million self-tender offer, in which we purchased 17,910,347 shares of our common stock and warrants to purchase 987,283 shares of our common stock (based on the conversion of warrants on a cashless basis at the $6.35 per share offer price), the weighted average number of shares declined in the fourth quarter of 2003. The lower number of shares outstanding will have the effect of increasing net income (loss) per share in future periods; however, interest income on our available cash and investment balances will be lower.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly statement of operations data for the eight quarters ended December 31, 2004. In our opinion this information has been prepared on substantially the same basis as the audited financial statements appearing elsewhere in this report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments (except as disclosed herein), have been included in order to state fairly the unaudited quarterly results of operations data. The quarterly data should be read in conjunction with our annual financial statements and related notes appearing elsewhere in this report on Form 10-K. Data for periods prior to the quarter ended December 31, 2004 have been restated — see Note 16 to our Consolidated Financial Statements included under Item 8 of this report on Form 10-K for a discussion of the nature of the restatements. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2004	September 30, 2004 Restated		June 30, 2004 Restated	March 31, 2004 Restated	December 31, 2003 Restated	September 30, 2003 Restated	June 30, 2003 Restated	March 31, 2003 Restated
	(in thousands, except per share amounts)
Net revenues	$25,097		$24,635	$24,817	$26,308	$25,691	$25,479	$25,835	$26,237
Cost of revenues	7,594		7,787	7,909	8,522	8,192	7,671	8,475	8,049
Gross profit	17,503		16,848	16,908	17,786	17,499	17,808	17,360	18,188
Operating expenses:
Sales and marketing	9,240		7,271	7,056	7,291	6,616	6,098	6,599	6,647
Technology	4,994		4,164	4,706	4,202	5,259	5,079	4,169	3,901
General and administrative	823		4,872	5,307	4,600	5,232	4,877	11,354	6,092
Amortization and writedown of goodwill and other intangibles	256		156	157	158	145	137	135	134
Total operating expenses	15,313		16,463	17,226	16,251	17,252	16,191	22,257	16,774
Income (loss) from operations	2,190		385	(318)	1,535	247	1,617	(4,897)	1,414
Other income (expense), net	433		239	235	359	441	771	899	879
Income (loss) before provision (benefit) for income taxes	2,623		624	(83)	1,894	688	2,388	(3,998)	2,293
Provision (benefit) for income taxes	934		222	(30)	674	248	862	(1,443)	(584)
Net income (loss)	$1,689		$402	$(53)	$1,220	$440	$1,526	$(2,555)	$2,877
Basic (loss) income per share	$.07	$	..02	$(0.00)	$0.05	$0.02	$0.04	$(0.06)	$0.07
Diluted (loss) income per share	$.07	$	..02	$(0.00)	$0.05	$0.02	$0.04	$(0.06)	$0.07
Weighted average number of shares outstanding:
Basic	23,768		23,713	23,645	23,560	23,519	37,426	40,991	40,685
Diluted	25,078		25,048	23,645	24,909	25,311	38,927	40,991	43,286

Notes to Quarterly Results of Operations:

1.	General and administrative expense for the quarters ended March 31, June 30, and September 30, 2003 includes $1.0 million, $5.4 million, and $0.3 million, respectively, of advisory fees and expenses incurred in connection with our consideration of various strategic alternatives.

2.	General and administrative expense for the quarter ended December 31, 2004 includes a reversal of $5.6 million of potential credit card penalties which had been recorded from January 1, 2002 through September 30, 2003.

3.	The provision (benefit) for income taxes for the full year 2003 represents an effective tax rate of 67% of pretax income, which includes the effect of a $3.2 million tax benefit recorded in March 2003 related to a goodwill impairment charge recorded by RCOM Europe in 2002. In March 2003 we filed an election with the U.S. taxing authorities to include the income or losses of RCOM Europe in our consolidated U.S. Federal income tax return effective January 1, 2003, and accordingly, we recorded the aforementioned $3.2 million tax benefit in March 2003. The aforementioned election changed the state and local tax apportion factors, which in part offset the tax benefit from the goodwill impairment charge. The effective tax rate for the full year 2003 also reflected the impact of state tax rate changes, as well as the impact of non-deductible advisory fees incurred in connection with our consideration of various strategic alternatives.

	Quarter Ended September 30, 2004		Quarter Ended June 30, 2004		Quarter Ended March 31, 2004		Quarter Ended December 31, 2003
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands except per share data)
Changes to Consolidated Statement of Operations
Net revenues	$24,573	$24,635	$24,419	$24,817	$25,917	$26,308	$25,313	$25,691
Gross profit	$16,805	$16,848	$16,624	$16,908	$17,506	$17,786	$17,228	$17,499
Income (loss) before provision (benefit) for income taxes	$582	$624	$(366)	$(83)	$1,614	$1,894	$690	$688
Net income (loss)	$352	$402	$(384)	$(53)	$1,085	$1,220	$887	$440
Basic income (loss) per share	$0.01	$0.02	$(0.02)	$—	$0.05	$0.05	$0.04	$0.02
Diluted income (loss) per share	$0.01	$0.02	$(0.02)	$—	$0.04	$0.05	$0.04	$0.02

	Quarter Ended September 30, 2003		Quarter Ended June 30, 2003		Quarter Ended March 31, 2003
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands except per share data)
Changes to Consolidated Statement of Operations
Net revenues	$25,749	$25,479	$26,167	$25,835	$27,090	$26,237
Gross profit	$18,001	$17,808	$17,597	$17,360	$18,799	$18,188
Income (loss) before provision (benefit) for income taxes	$2,581	$2,388	$(3,761)	$(3,998)	$2,904	$2,293
Net income (loss)	$2,423	$1,526	$(2,996)	$(2,555)	$5,235	$2,877
Basic income (loss) per share	$0.06	$0.04	$(0.07)	$(0.06)	$0.13	$0.07
Diluted income (loss) per share	$0.06	$0.04	$(0.07)	$(0.06)	$0.12	$0.07

Recent accounting pronouncements

SFAS 123R "Share-Based Payment" was issued in December 2004, and becomes effective for the Company on January l, 2006. This statement will require that the Company record stock-based compensation expense for the unvested portions of stock options and warrants granted through December 31, 2005 and for all grants on or after January 1, 2006 of stock options, warrants, and restricted stock, in all cases based on their fair value on the respective grant dates. This statement will also require that our Employee Stock Purchase Plan be treated as a compensatory plan for which stock-based compensation expense will be recorded starting January 1, 2006. Management has not determined the impact that adoption of SFAS 123R will have on the Company's financial statements, however based on options outstanding as of December 31, 2004 it is currently estimated that the impact would be to increase operating expense and reduce net income for the year ended December 31, 2006, however management is unable at this time to precisely estimate the impact. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to give guidance on implementation of SFAS 123R, which the Company plans to consider in implementing SFAS 123R.

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

At December 31, 2004, our cash and cash equivalents, short-term investments and noncurrent marketable securities totaled $108.3 million, compared with $91.3 million at December 31, 2003, representing an increase of $17.0 million for the year 2004. During the year 2004 we generated $18.3 million of net cash provided from operating activities and we used $3.1 million for capital expenditures, compared with $10.5 million of net cash provided from operating activities and $4.0 million of capital expenditures in 2003. During 2004, we received $1.0 million proceeds from the sale of a property and $0.8 million from exercises of options and warrants.

Net cash provided by operating activities increased by $7.8 million in 2004 compared with 2003. This increase was due primarily to the absence of $6.8 million of advisory fees that had been incurred in 2003, and to a $2.7 million refund in 2004 of taxes paid in prior years. The foregoing factors were offset in part by lower interest income on marketable securities and temporary investments, and higher expenses for sales and marketing and for professional fees related to compliance with the Sarbanes Oxley Act in 2004. Our recent reduction in sales prices and our anticipated lower revenues from advertising and continuing professional fees related to compliance with the Sarbanes Oxley Act and remediation of our material control weaknesses may adversely impact our cash provided by operating activities in future periods.

Cash provided by operating activities declined by $6.0 million in 2003 compared with 2002, primarily because of the incurrence of $6.8 million of advisory fees in connection with our consideration of various strategic alternatives following the unsolicited acquisition proposals we received in early 2003, as well as lower interest income on marketable securities and temporary investments in 2003.

We currently expect our expenses for technology to decline during 2005 compared with 2004; however as a result of delays in the implementation of our new systems in connection with our restructuring program, we cannot assure you that we will be successful in reducing our technology expenses. We expect our sales and marketing expense to increase in 2005 compared with 2004. We believe that our current balance of cash, short-term investments and noncurrent marketable securities together with anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, when compared to our financial position prior to the consummation of our $120 million self-tender offer in September 2003, we have significantly reduced our cash position and our future interest income, reduced our ability to engage in significant transactions without additional debt or equity financing, reduced our ability to cover existing contingent or other future liabilities, and potentially negatively impacted our liquidity during future periods of increased capital requirements or operating expenses. Our noncurrent marketable securities totalling $9.1 million as of December 31, 2004 represent publicly traded debt securities with stated maturities greater than twelve months, however such securities are readily saleable. Although they are available for sale and readily marketable, management does not expect to use the proceeds from these investments to fund operations over the next twelve months.

A summary of our contractual obligations for operating leases and other commitments as of December 31, 2004 is as follows:

	Total payments due in each of the periods shown below
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$5,049	$1,367	$2,080	$1,526	$76
Purchase obligations (1)	1,528	774	754	—	—
Total	$6,577	$2,141	$2,834	$1,526	$76

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed minimum quantities to be purchased: fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

We have no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than one year. Accordingly, the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At December 31, 2004, the fair value of our investments in publicly traded stocks was insignificant.

We generally do not enter into financial instruments for trading or speculative purposes or to hedge exposure. We do not currently utilize derivative financial instruments and we have no present intention of utilizing derivative financial instruments in the future, however it is possible that we may enter into such transactions or similar transactions in the future. At December 31, 2004 we had no long-term debt or foreign currency hedging or derivative instruments.

Our consolidated financial statements are denominated in U.S. dollars. We derived 11% of our net revenues in 2004 from operations outside of the United States. We face foreign currency risks in part because our European subsidiaries receive revenues and pay expenses in local currencies, and in part because the expenses of our customer service and operations center in Canada are paid in Canadian dollars. Our European subsidiaries incur most of their expenses in their local currencies, which in part offsets our foreign currency risk related to European revenues received in local currencies. In 2004 we estimate that the net adverse impact on our consolidated operating results of the weaker dollar in 2004 versus 2003 against the Euro and British Pound was approximately $0.2 million. Our European subsidiaries use their local currency as their functional currency. Because the financial results of our foreign subsidiaries are translated into U.S. dollars for consolidation, as exchange rates fluctuate, such financial results may vary from expectations and may adversely impact our operating results and our net income (loss). The US-dollar equivalent cost of operating our Canadian customer service and operations center was adversely impacted by the weakening of the US dollar against the Canadian dollar in 2004; we estimate the adverse impact on our consolidated operating results in 2004 vs 2003 was approximately $0.4 million.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Register.com, Inc.:

We have completed an integrated audit of Register.com, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Register.com and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of December 31, 2003 and for each of the two years in the period ended December 31, 2003.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Register.com, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the timing of the recognition of revenue, deferred revenue and associated cost of revenue amounts related to domain name transactions; the accuracy of accounts receivable from certain customers and the related revenue and deferred revenue; the preparation and review of the provision for income taxes and the related income taxes payable and deferred income tax asset and liability accounts; the preparation and review of financial statement disclosures related to pro forma stock-based compensation expense; and, the access to financial application programs and data such as accounts receivable, revenue, cost of revenue, deferred and prepaid registry fees, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

The Company did not maintain effective controls over the timing of the recognition of its revenue and deferred revenue and associated cost of revenue amounts related to domain name transactions. Specifically, the Company incorrectly utilized a full month convention for recognizing revenue and associated cost of revenue with respect to initial and renewed domain name registrations. Additionally, the Company's controls failed to detect application errors in its computer systems that resulted in errors in the timing of revenue and associated cost of revenue recognition for certain domain name transactions such as: subscriptions renewed prior to their scheduled expiration dates, domain names transferred in from other registrars, domain names transferred out to other registrars and customer credits. This control deficiency resulted in the restatement of the Company's financial statements for the years ended December 31, 2002 and 2003, for each of the quarters of 2003, and for each of the first three quarters of 2004 as well as audit adjustments in the fourth quarter of 2004. Additionally, this control deficiency could result in a misstatement of the Company's revenue and deferred revenue and associated cost of revenue that would result in a material misstatement to the Company's annual or interim financial statements that would not be prevented or detected.

The Company did not maintain effective controls over the accuracy of its accounts receivable from certain customers and the related revenue and deferred revenue. Specifically, the Company did not maintain effective controls to prevent or detect errors in the processing or invoicing of certain customer transactions. Because of system processing errors and manual overrides, certain transactions were billed twice or not billed in the month in which the order was fulfilled or certain subscription terms were not recorded accurately. Additionally, certain price tables used to generate invoices were not maintained with correct prices and terms of domain name registrations, and manual overrides led to amounts billed in error to certain customers. In addition, the Company provided certain customers with customized invoice formats which are not supported by its systems and therefore the Company has had to create such invoices manually which led to invoicing errors. This control deficiency did not result in adjustments to the Company's annual or interim financial statements, however, it could result in a misstatement of accounts receivable, revenue and deferred revenue accounts that would result in a material misstatement to the Company's annual or interim financial statements that would not be prevented or detected.

The Company did not maintain effective controls over the preparation and review of its provision for income taxes and the related income taxes payable and deferred income tax asset and liability accounts. Specifically, the Company did not maintain effective controls to prevent or detect errors in the preparation of its tax provision. This control deficiency resulted in the restatement of the Company's financial statements for the years ended December 31, 2002 and 2003, for each of the quarters of 2003, and for each of the first three quarters of 2004 as well as audit adjustments in the fourth quarter of 2004. Additionally, this control deficiency could result in a misstatement of the Company's provision for income taxes and related balance sheet accounts that would result in a material misstatement to the Company's annual or interim financial statements that would not be prevented or detected.

The Company did not maintain effective controls over the preparation and review of its financial statement footnote disclosures related to pro forma stock-based compensation expense. Specifically, the Company did not accurately calculate the estimated fair value of stock options on their grant dates as the Company did not adjust amounts for the effect of income taxes nor did the Company adequately use and review the assumptions underlying the schedules supporting pro forma disclosures in its financial statement footnotes. This control deficiency resulted in the restatement of the pro forma stock-based compensation expense disclosures in the Company's financial statement footnotes for the years ended December 31, 2002 and 2003, for each of the first three quarters of 2003 and 2004, as well as audit adjustments to the Company's 2004 footnote disclosures of pro forma stock-based compensation expense. Additionally, this control deficiency could result in a misstatement of the Company's disclosures related to pro forma stock-based compensation expense that would result in a material misstatement to the Company's annual or interim financial statement that would not be prevented or detected.

The Company did not maintain effective controls over the access to financial application programs and data such as accounts receivable, revenue, cost of revenue, deferred revenue, prepaid registry fees, and other financial statement accounts. Specifically, the Company did not maintain effective controls over the granting, maintenance and termination of user identification and passwords; the required segregation of duties within certain financial applications; and the independent monitoring and verification of user access to data. This control deficiency did not result in adjustments to the Company's annual or interim financial statements, however, it could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Register.com, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 3, 2005

REGISTER.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2004	2003
		(Restated)
Assets:
Current Assets:
Cash and cash equivalents	$52,146	$35,741
Short-term investments	47,050	52,993
Accounts receivable, less allowance of $1,611 and $1,850, respectively	6,236	6,505
Prepaid expenses	13,237	16,185
Deferred tax asset, net	3,092	9,893
Other current assets	4,642	6,664
Total current assets	126,403	127,981
Fixed assets, net	7,481	8,363
Prepaid expenses, net of current portion	12,107	10,696
Deferred tax asset, net	19,547	14,087
Other investments	496	396
Marketable securities — noncurrent	9,111	2,527
Intangible assets, net	1,359	1,952
Other assets	1,480	1,436
Total assets	$177,984	$167,438
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued expenses	$17,463	$14,469
Deferred revenue	55,230	59,741
Total current liabilities	72,693	74,210
Deferred revenue — noncurrent portion	43,419	36,152
Total liabilities	116,112	110,362
Commitments and contingencies
Stockholders' equity:
Preferred stock—$.0001 par value, 5,000,000 shares authorized; none issued and outstanding at December 31, 2004 and 2003	—	—
Common stock—$.0001 par value, 200,000,000 shares authorized; 23,824,797 and 23,536,801 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	98,724	98,094
Unearned compensation	(122)	(528)
Accumulated other comprehensive income	2,646	2,144
Accumulated deficit	(39,378)	(42,636)
Total stockholders' equity	61,872	57,076
Total liabilities and stockholders' equity	$177,984	$167,438

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2004	2003 (Restated)	2002 (Restated)
Net revenues	$100,857	$103,242	$102,421
Cost of revenues	31,812	32,387	34,689
Gross profit	69,045	70,855	67,732
Operating expenses:
Sales and marketing	30,858	25,960	31,066
Technology	18,066	18,408	13,202
General and administrative	15,602	27,555	24,947
Amortization and impairment of goodwill and other intangibles	727	551	17,290
Total operating expenses	65,253	72,474	86,505
Income (loss) from operations	3,792	(1,619)	(18,773)
Other income, net	1,266	2,990	5,589
Income (loss) before provision (benefit) for income taxes	5,058	1,371	(13,184)
Provision (benefit) for income taxes	1,800	(916)	(2,276)
Net income (loss)	$3,258	$2,287	$(10,908)
Basic income (loss) per share	$0.14	$0.06	$(0.27)
Diluted income (loss) per share	$0.13	$0.06	$(0.27)
Weighted average number of shares outstanding:
Basic	23,672	35,701	40,022
Diluted	24,963	37,662	40,022

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
			(Restated)		(Restated)	(Restated)	(Restated)	(Restated)
Balance at January 1, 2002	38,296,581	$4	$209,519	$(3,007)	$1,386	$(34,015)	$173,887
Issuance of shares for the Employee Stock Purchase Plan	62,470	—	349	—	—	—	349
Amortization of unearned compensation	—	—	—	1,937	—	—	1,937
Exercise of stock options, including tax benefits	1,537,899	—	8,408	—	—	—	8,408
Exercise of warrants	1,063,406	—	42	—	—	—	42
Issuance of restricted stock	34,246	—	306	(306)	—	—	—
Repurchase and retirement of treasury stock	(370,100)	—	(1,632)	—	—	—	(1,632)
Net (loss)		—	—	—	—	(10,908)	(10,908)	$(10,908)
Net unrealized holding loss on marketable securities	—	—	—	—	(595)	—	(595)	(595)
Foreign currency translation	—	—	—	—	1,388	—	1,388	1,388
Comprehensive (loss)								$(10,115)
Balance at December 31, 2002	40,624,502	4	216,992	(1,376)	2,179	(44,923)	172,876
Issuance of shares for the Employee Stock Purchase Plan	62,900	—	207	—	—	—	207
Amortization of unearned compensation	—	—	—	1,048	—	—	1,048
Exercise of stock options, including tax benefits	338,731	—	719	—	—	—	719
Exercise of warrants	388,622	—	1	—	—	—	1
Issuance of restricted stock	37,951	—	200	(200)	—	—	—
Repurchase and Retirement of common stock	(17,915,905)	(2)	(120,025)	—	—	—	(120,027)
Net income	—	—	—	—	—	2,287	2,287	$2,287
Net unrealized holding loss on marketable securities	—	—	—	—	(693)	—	(693)	(693)
Foreign currency translation	—	—	—	—	658	—	658	658
Comprehensive income								$2,252
Balance at December 31, 2003	23,536,801	2	98,094	(528)	2,144	(42,636)	57,076
Issuance of shares for the Employee Stock Purchase Plan	64,160	—	229	—	—	—	229
Amortization of unearned compensation	—	—	—	306	—	—	306

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
			(Restated)		(Restated)	(Restated)	(Restated)	(Restated)
Exercise of stock options, including tax benefits	113,916	—	501	—	—	—	501

Exercise of warrants	118,654	—	—	—	—	—	—
Cancellation of restricted stock	(8,734)	—	(100)	100	—	—	—

Net income	—	—	—	—	—	3,258	3,258	$3,258
Net unrealized holding loss on marketable securities	—	—	—	—	(167)	—	(167)	(167)
Foreign currency translation	—	—	—	—	669		669	669
Comprehensive income								$3,760
Balance at December 31, 2004	23,824,797	$2	$98,724	$(122)	$2,646	$(39,378)	$61,872

Accumulated other comprehensive income of $2,646 at December 31, 2004 is comprised of an unrealized loss on marketable securities of $67 and an unrealized gain on foreign currency translation of $2,713.

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2004	2003 (Restated)	2002 (Restated)
Cash flows from operating activities
Net income (loss)	$3,258	$2,287	$(10,908)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and writedown of goodwill and other intangible assets	4,260	4,844	21,802
Gain on sale of fixed assets	(443)	—	—
Stock-based compensation	306	1,048	1,937
Deferred income taxes	1,341	1,963	(5,885)
Tax effect of exercise of certain employee stock options	(79)	(28)	2,500
Changes in assets and liabilities affecting operating cash flows, net of acquisitions:
Accounts receivable	543	2,221	6,191
Prepaid expenses	1,538	(2,052)	(1,248)
Deferred revenues	2,757	887	4,002
Other current assets	2,045	1,002	(368)
Other assets	(44)	786	(122)
Accounts payable and accrued expenses	2,735	(2,424)	(1,445)
Net cash provided by operating activities	18,217	10,534	16,456
Cash flows from investing activities
Capital expenditures	(3,098)	(4,026)	(3,247)
Proceeds from sale of fixed assets	1,014	—	—
Reduction in restricted cash deposits	—	4,400	—
Purchases of investments	(274,080)	(411,572)	(286,840)
Maturities of investments	273,439	535,236	270,416
Other investments	(100)	—	—
Acquisitions, net	—	—	(9,359)
Net cash (used) provided by investing activities	(2,825)	124,038	(29,030)
Cash flows from financing activities
Issuance of notes payable	—	—	8,552
Repayment of notes payable	—	(10,585)	(219)
Net proceeds from issuance of common stock and warrants	809	955	6,299
Retirement of common stock	—	(120,027)	(1,632)
Net cash provided (used) by financing activities	809	(129,657)	13,000
Effect of exchange rate changes on cash	204	714	222
Net increase in cash and cash equivalents	16,405	5,629	648
Cash and cash equivalents at beginning of period	35,741	30,112	29,464
Cash and cash equivalents at end of period	$52,146	$35,741	$30,112
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$77	$123
Cash paid (refunded) for income taxes, net	$(1,716)	$130	$1,731

The accompanying notes are an integral part of these consolidated financial statements.

.

REGISTER.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business And Organization

Nature of Business

Register.com, Inc., together with its wholly owned subsidiaries (the "Company" or "Register.com"), provides Internet domain name registration and other online services such as website creation tools, email, domain name forwarding and advertising.

The Company is an ICANN-accredited registrar of domain names. ICANN is an independent non-profit organization selected by the U.S. Department of Commerce to manage and oversee the domain name system.

Restatement

The Company has restated its previously issued consolidated financial statements as of and for the years ended December 31, 2002 and 2003. See Note 16 for further information.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Register.com, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The Company has determined that it has no variable interest entities, or for those entities which are variable interest entities, the Company was not the primary beneficiary, and therefore, no consolidation of such entities is required.

Cash equivalents and reclassification of certain securities as short-term investments

The Company considers all highly liquid investments purchased with an initial contractual maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances exceed the Federal Deposit Insurance Corporation limit.

The Company has temporary investments in "auction-rate securities", which are securities whose interest rate is reset periodically in an auction process. If an auction fails for any reason, investors must hold their securities until the next auction date. Investors cannot force issuers to redeem auction rate securities prior to the stated/contractual maturity of the instrument if an auction fails. The Company had previously classified auction-rate securities with a contractual interest reset date within 90 days or less as cash equivalents. The Company has reclassified its investments in such auction rate securities as short-term investments for all periods presented.

Restricted cash balances

The Company has restricted cash balances of $3.3 million as of December 31, 2004 and December 31, 2003, representing cash deposits which serve as security primarily to support outstanding letters of credit. Of the total $3.3 million, $2.2 million is included in other current assets and $1.1 million is included in other assets.

Investments

The Company classifies its investments in debt securities as marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain

Investments in Debt and Equity Securities." All of the Company's investments are classified as "available for sale" securities. Marketable securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Realized gains or losses on securities sold are calculated based on the specific identification method.

Securities with remaining contractual maturities of less than one year from the balance sheet date, and auction rate securities with contractual interest reset dates of less than one year and which are available for current operations, are classified as current. All other securities are classified as non-current.

Fixed assets

Capitalized software purchased or developed for internal use is classified within fixed assets. Depreciation and amortization is calculated using the straight-line method. Estimated useful lives are as follows: capitalized computer software — three years; equipment, furniture and fixtures — three to five years; buildings — fifty years; leasehold improvements — shorter of the estimated useful life of each improvement or the lease term. Costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations as incurred.

In May 2004, the Company sold certain owned real estate for $1.0 million, resulting in a gain of $0.4 million, which is reflected as a reduction of general and administrative expense in the Consolidated Statement of Operations.

Revenue recognition

The Company's revenues are primarily derived from domain name registration fees, other products and services, and advertising.

Domain name registration fees

Registration fees charged to end-users for registration services are recognized on a straight-line basis over the registration term, using either a daily recognition method or a mid-month revenue recognition convention which does not materially differ from the use of a daily recognition method. Accordingly, domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period, or in the case of transferred-in registrations, over the period from the transfer-in date (which is generally earlier than the start date of the next paid registration period) through the end of the paid registration period. In the event a registration is transferred out to another registrar prior to the end of the subscription term, any remaining unamortized deferred revenue related to that registration is immediately recognized as revenue on the transfer-out date. A majority of end-user subscribers pay for services with credit cards for which the Company receives remittances from the credit card associations, generally within two business days after the sale transaction is processed. A provision for estimated refunds to customers and chargebacks from customers is recorded as a reduction of revenue. For many corporate customers who register domain names through the Company's Corporate Services channel and participants in our the Company's Global Partner Network, the Company establishes lines of credit based on credit worthiness. Referral commissions payable to participants in the Global Partner Network are deducted from gross registration revenue for presentation in the financial statements.

Other products and services

Revenue from other products and services, which primarily include web-based email, web site building tools, and web hosting, are generally recognized on a straight-line basis over the period in which services are provided. Payments received in advance of services rendered are included in deferred revenue.

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

Prepaid expenses

Prepaid expenses represent primarily advance payments to registries for domain name registrations as well as other advance payments for various other expenses. Prepaid expenses are amortized to expense on a straight-line basis over the period covered by the expenses. In the case of prepaid registry fees, the amortization period is consistent with the revenue recognition of the related domain name registration.

Technology and software development costs

Technology costs include salaries and related expenses, software licensing and maintenance, hardware maintenance, consulting fees, and an allocation of facilities expenses for rent, telephone and utilities. All technology costs are charged to expense as incurred other than costs of hardware and capitalizable software development costs. Software development costs incurred for significant software projects subsequent to the preliminary project stage and prior to the post-implementation stage are capitalized when management believes it is probable that the software project will be completed and placed in service and used to perform the function intended. Capitalized software costs are amortized to expense over a 3-year period commencing when the software is ready for its intended use. Computer hardware is depreciated over its estimated useful life which is between three and five years, depending upon the type of hardware.

Advertising costs

Advertising costs include media advertising, direct mail and other promotional activities, and are charged to expense as incurred. Advertising expense was $13.1 million, $7.4 million and $11.9 million for the years 2004, 2003 and 2002, respectively.

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

Concentration of credit risk

Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across various industries and geographic areas. No customer comprised more than 10% of accounts receivable or revenues as of December 31, 2004 and 2003 and for each of the years ended December 31, 2004, 2003, and 2002, respectively. The Company has no derivative financial instruments.

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

Contingent Liabilities — Legal Fees

Legal fees incurred in connection with litigation matters are charged to expense as incurred, and provisions for estimated losses on contingencies do not include an estimate for legal fees.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company provides the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation." For financial reporting purposes, the Company amortizes stock-based compensation over the vesting period using the straight-line basis.

The Company's stock-based incentive plans are more fully described in Notes 8 and 9. The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share had compensation cost for stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by SFAS 123. Because option grants awarded during 2004, 2003 and 2002 vest over several years, additional awards may be issued in the future, and the assumptions of volatility, interest rate, and estimate life of options may vary in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

The amounts previously reported for 2003 and 2002 have been restated to correct computational errors resulting from incorrect use of the system utilized to determine the estimated fair value of options on grant date. In addition, the Company previously reported stock-based compensation on a gross basis, rather than net of taxes. A comparison of the restated amounts with the amounts originally reported is presented in Note 16 "Restatement of Financial Statements and Footnotes".

	Year ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in thousands, except per share data)
Net income (loss):
As reported	$3,258	$2,287	$(10,908)
Add: Stock-based compensation included in reported net income (net of taxes)	177	608	1,123
Deduct: stock-based compensation expense determined under the fair value based method (net of taxes)	(2,205)	(5,569)	(6,694)
Pro forma net income (loss)	$1,231	$(2,674)	$(16,478)

Net income (loss) per share:
As reported — basic	$0.14	$0.06	$(0.27)
Pro forma — basic	$0.05	$(0.07)	$(0.41)

As reported — diluted	$0.13	$0.06	($0.27)
Pro forma — diluted	$0.05	$(0.07)	$(0.41)

Pro forma weighted average shares — basic	23,672	35,701	40,022
Pro forma weighted average shares — diluted	24,432	35,701	40,022

Other disclosures required by SFAS 123 have been included in Note 8.

Other income, net

Other income, net for the year ended December 31, 2004 was $1.3 million, comprised of interest income of $1.2 million and realized gains on sales of securities of $0.2 million, offset by bank fees of $0.1 million. For the year ended December 31, 2003 other income, net, was $3.0 million, comprised of interest income of $3.1 million and foreign exchange transaction gains of $0.1 million, offset by interest expense $0.2 million. For the year ended December 31, 2002 other income (expense), net, was $5.6 million, comprised of interest income of $6.0 million, net of bank charges of $0.2 million and interest expense of $0.2 million.

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

Details of the calculations of net income (loss) per share are as follows:

	Year ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in thousands, except per share data)
Net income (loss) per share — basic:
Net income (loss)	$3,258	$2,287	$(10,908)
Weighted average shares — basic	23,672	35,701	40,022
Net income (loss) per share — basic	$0.14	$0.06	$(0.27)

Net income (loss) per share — diluted:
Net income (loss)	$3,258	$2,287	$(10,908)
Weighted average shares outstanding — basic	23,672	35,701	40,022
Diluted effect of stock options	209	264	*
Diluted effect of warrants	1,082	1,697	*
Weighted average shares — diluted	24,963	37,662	40,022
Net income (loss) per share — diluted	$0.13	$0.06	$(0.27)

*	Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, diluted net loss per share is the same as basic net loss per share.

For years ended December 31, 2004, 2003 and 2002, respectively, options to purchase 2.3 million, 3.5 million and 3.8 million shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during such periods and were therefore anti-dilutive. In 2002, 2.8 million shares of common stock were excluded from the calculation of diluted loss per share as they were anti-dilutive due to the net loss for the year.

Weighted average number of shares

The weighted average number of shares outstanding for the year 2004 was 23,672,000 shares (basic) and 24,963,000 shares (diluted). For the comparable period of 2003, the weighted average number of shares outstanding was 35,701,000 shares (basic) and 37,662,000 shares (diluted). As a result of the completion in September 2003 of the Company's $120 million self-tender offer, in which the Company purchased 17,910,347 shares of its common stock and warrants to purchase 987,283 shares of its common stock (based on the conversion of such warrants on a cashless basis at the $6.35 per share offer price), the weighted average number of shares has declined. The lower weighted average number of shares will have the effect of increasing net income (loss) per share in future periods as compared to earlier periods when the number of outstanding shares was larger.

Comprehensive income (loss)

Comprehensive income (loss) represents the change in net equity from transactions and other events and circumstances from non-owner sources. It includes net income (loss) adjusted for the change in net unrealized gain (loss) on marketable securities and foreign currency translation. Comprehensive income (loss) for the years ended December 31, 2004, 2003, and 2002 are shown in the Consolidated Statement of Stockholders' Equity before income tax expense (benefit) because the effect of income taxes is not material.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated into US dollars at the year-end exchange rates. Revenues, expenses and cash flows of foreign subsidiaries are translated into US dollars at the average exchange rate during the year. Cumulative currency translation adjustments are reflected within accumulated other comprehensive income within stockholders equity. Realized gains and losses from foreign currency transactions were not material for any period presented.

Segment and Geographic Reporting

The Company follows SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting operating segments in annual financial statements, and related disclosures about geographic areas and major customers.

The Company has multiple operating segments which it refers to as "marketing channels" (see "Business—Distribution Channels") which have been aggregated into a single reportable segment in accordance with paragraph 17 of SFAS 131. The marketing channels include the Retail channel, Corporate Services channel and GPN channel. The Company's core services, domain name registrations, email, and web site hosting, are available to all of the Company's customers.

The Company maintains operations in North America and Europe. Geographic information for the years ending 2004, 2003 and 2002 are as follows:

	Year ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in thousands)
Net income (loss):
North America	$4,341	$4,258	$(138)
Europe	(1,082)	(1,971)	(10,770)
	$3,258	$2,287	$(10,908)
Net revenues:
North America	$90,013	$92,294	$95,606
Europe	10,844	10,948	6,815
	$100,857	$103,242	$102,421

	Year ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in thousands)
Long lived assets:
North America	$20,783	$18,925	$16,114
Europe	2,140	3,918	5,079
	$22,923	$22,843	$21,193

The Company maintains three separate service lines. Service line information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Year ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(in thousands)
Net revenue:
Domain name registrations	$85,053	$90,331	$93,424
Other products and services	14,383	8,927	4,839
Advertising	1,421	3,984	4,158
	$100,857	$103,242	$102,421

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Based on SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, but is tested for impairment using a two-step process which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment on an undiscounted cash flow basis, while the second step, if necessary, measures the impairment based on fair value. See Note 14 for additional information.

Long-lived assets (excluding Goodwill)

The Company reviews its intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of intangibles using estimated undiscounted cash flows and the estimated fair value of the asset in an arms-length sale transaction. The Company also obtains evidence of the fair value of its intangible assets and compares the fair values with the carrying amount of the assets. Based on the foregoing factors, if the Company concludes that an impairment of intangibles has occurred, an impairment write-down is recorded.

As of December 31, 2004 the Company had one remaining intangible asset, a customer list, which was recorded in connection with the acquisition of Virtual Internet plc (now called "RCOM Europe") and which has not yet been fully amortized. As of December 31, 2004 and 2003, the gross book value of the customer list was $2,149, accumulated amortization was $790 and $500, respectively, and the net book value was $1,359 and $1,649, respectively. The Company had previously recorded software and a tradename as intangible assets in connection with acquisitions, but those assets were fully amortized as of December 31, 2004.

Amortization expense recorded for the Company's intangible assets for the years ended December 31, 2004, 2003 and 2002 was $0.7 million, $0.6 million, and $0.4 million, respectively. Projected amortization for the customer list is as follows:

Projected amortization:	(in thousands)
Year 2005	$419
Year 2006	$419
Year 2007	$419
Year 2008	$102

Recent accounting pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company's financial statements.

SFAS 123R "Share Based Payments" was issued in December 2004, and requires companies to expense the value of employee options and similar awards. SFAS 123R becomes effective for the Company on January 1, 2006 and will require that stock-based compensation charges be recorded for the unvested portions of option grants and restricted stock through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. Management has not determined the impact which the adoption of SFAS 123R will have on the Company's financial statements, however based on options outstanding as of December 31, 2004 it is currently estimated that the impact would increase operating expense and reduce net income for the year ended December 31, 2006, however management is unable at this time to precisely estimate the impact. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to give guidance on implementation of SFAS 123R, which the Company plans to consider in implementing SFAS 123R.

Reclassifications

For comparative purposes, certain amounts in the financial statements of prior periods have been reclassified to conform to the current year's presentation.

The Company reclassified certain investment securities known as "auction-rate securities" that had contractual maturity dates greater than 90 days but interest reset dates of less than 90 days, as "short-term investments". Previously the Company classified such investment securities as cash and cash equivalents. Accordingly, the Company has adjusted its consolidated balance sheet as of December 31, 2003 to reflect these $14.0 million of auction-rate securities as short-term investments. The Company has also reclassified restricted cash of $3.3 million from cash and cash equivalents to $2.2 million in other current assets and $1.1 million in other assets at December 31, 2003. The corresponding reclassification of restricted cash at December 31, 2002 totaled approximately $7.7 million, of which $5.6 million was classified as other current assets and $2.1 million was classified as other assets. These reclassifications increased cash flows from investing activities for the years ended December 31, 2003 and 2002 by $3.2 million and $13.3 million, respectively.

3.    Fixed Assets

Capitalized software purchased or developed for internal use is classified within fixed assets. Fixed assets consist of the following:

	December 31,
	2004	2003
	(in thousands)
Computer equipment and capitalized software	$21,547	$18,538
Furniture and fixtures	435	430
Office equipment	634	626
Building	—	512
Leasehold improvements	3,035	2,994
	25,651	23,100
Less: accumulated depreciation and amortization	(18,170)	(14,737)
Fixed assets, net	$7,481	$8,363

Depreciation and amortization expense of fixed assets was $3.5, $4.3 and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

4.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2004	2003 (Restated)
	(in thousands)
Trade accounts payable	$911	$595
Accrued compensation and benefits	4,141	3,179
Accrued registry fees and related costs	1,904	387
Potential credit card penalties (Note 15)	2,545	6,138
Accrued advertising expense	1,151	680
Accrued professional fees	2,642	718
Provision for settlement of litigation	1,400	—
Other	2,769	2,772
	$17,463	$14,469

5. Investments

As of December 31, 2004 and 2003, short-term investments and marketable securities — noncurrent, consisted of the following:

	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
December 31, 2004 (in thousands)
Short-term investments:
Municipal auction rate securities	$35,779	$35,803	$13	$37
Municipal demand notes	5,100	5,100	—	—
Municipal debt obligations	6,171	6,182	—	11
Total short-term investments	$47,050	$47,085	$13	$48
Marketable securities — noncurrent:
Municipal auction rate securities	$3,625	$3,646	—	$22
Municipal debt obligations	5,416	5,436	—	$19
Equity securities	70	61	9	—
Total marketable securities — noncurrent	$9,111	$9,143	$9	$41

	Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
December 31, 2003 (in thousands)
Short-term investments:
Municipal auction rate securities	$51,951	$51,910	$52	$11
Municipal debt obligations	1,042	1,042	—	—
Total short-term investments	$52,993	$52,952	$52	$11
Marketable securities — noncurrent:
Municipal auction rate securities	$2,000	$2,000	—	—
Equity securities	527	470	57	—
Total marketable securities — noncurrent	$2,527	$2,470	$57	$—

Gross realized gains and losses from sales of securities were $0.2 million and $0.0 million in the year ended December 31, 2004, respectively. Gross realized gains and losses from sales of securities were not significant for the years ended December 31, 2003 or 2002. Net unrealized holding losses of $0.1 million and net unrealized holding gains of $0.1 million on securities are included in accumulated comprehensive income at December 31, 2004 and 2003, respectively. The Company has evaluated its investments which are in an unrealized holding loss position and has concluded that the losses are temporary.

Other investments at December 31, 2004 are comprised of a $0.4 million investment in Afilias USA, Inc., a domain registry, and a $0.1 million investment in Hostopia.com, a provider of private label wholesale hosting and e-mail application services. Other investments at December 31, 2003 was comprised of a $0.4 million investment in Afilias USA, Inc.

6.    Stockholders' Equity

Common Stock

Prior to January 1, 2002, the Company granted compensatory equity instruments to employees. Under APB 25, the Company recorded unearned compensation equal to the excess of the fair value of the

Company's common stock on the dates of grant over the amount the employees must pay to acquire the common stock. The unearned compensation is being amortized to expense over the vesting periods.

During 2003 and 2002, the Company issued 37,951 and 34,246 shares, respectively, of restricted stock to employees. The fair value of the restricted stock at the dates of issuance was recorded as unearned compensation and is being amortized to expense over the vesting periods. As the result of employee terminations 8,734 shares of unvested restricted stock were cancelled during 2004.

In connection with the above, the Company recorded compensation expense of $0.3 million, $1.0 million and $1.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, the unamortized balance of unearned compensation totaled $0.1 million which will be amortized to expense over the vesting periods through December 31, 2008.

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

Voting

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders.

7.    Warrants

Common shares issuable upon exercise of warrants outstanding at December 31, 2004 are as follows:

Issuance Date	Expiration Date	Shares Issuable Upon Exercise	Average Exercise Price Per Share
January 1998	June 2005	1,295,224	$0.97
September 1998	September 2008	843	$0.43
March 1999	March 2009	5,250	$0.57
June 1999	June 2009	5,250	$1.57
Totals		1,306,567	$0.97

Subject to certain preconditions, some of the Company's warrants permit the holders to pay the exercise price by surrendering a number of Company common shares with a fair value on the exercise date equal to the aggregate exercise price. The Company's other warrants permit the holders to utilize a cashless exercise method in which the holder agrees to cancel the number of warrants equal to the number of Company common shares with an aggregate fair value on the exercise date equal to aggregate exercise price of the warrants being exercised by this method. A summary of warrants exercised or expired during the three year period ended December 31, 2004 is as follows:

	Cash received (paid)	Number of warrants	Number of common shares issued upon exercise of warrants
	(dollars in thousands)
Warrants outstanding as of December 31, 2001		4,702,137
Exercised by cancellation of a portion of the warrants		(1,161,636)	1,063,406
Warrants outstanding as of December 31, 2002		3,540,501

Exercised using cash	$1	(290)	290
Exercised by cancellation of a portion of the warrants		(443,920)	388,332
Expired		(3,500)
Canceled to pay the exercise proceeds in the tender offer of September 2003		(356,299)
Purchased by the Company at $6.35 per share in the tender offer of September 2003	($6,269)	(987,283)
Warrants outstanding as of December 31, 2003		1,749,209

Exercised using cash	$3	(778)	778
Exercised by cancellation of a portion of the warrants		(425,295)	117,876
Expired		(16,569)
Warrants outstanding as of December 31, 2004		1,306,567

8.    Stock Option Plans

Amended and Restated 2000 Stock Incentive Plan

The Company's Amended and Restated 2000 Stock Incentive Plan (the "2000 Plan") supersedes the 1997 and 1999 Stock Option Plans. The 2000 Plan permits grants of incentive stock options, non-qualified stock options, and other equity-based awards. Incentive stock options and certain other awards may be granted only to employees, whereas non-qualified stock options and certain other awards may be granted to employees, non-employee directors, and consultants. The number of shares reserved for issuance under the 2000 Plan is automatically increased on the first trading day of each calendar year by 2% of the total number of shares of common stock outstanding on the last trading day of the prior calendar year, up to a maximum annual increase of 1,750,000 shares. On the first business day of January 2005, 2004 and 2003 the number of shares reserved for issuance was increased by 476,496, 470,736 and 812,490, respectively. The number of shares reserved for issuance under the 2000 Plan as of January 3, 2005 was 4,517,963.

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

Stock option activity under the 2000 Plan is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	4,812,075	$14.56
Granted	3,004,581	6.47
Exercised	(286,834)	1.19
Forfeited	(1,657,661)	11.10
Outstanding at December 31, 2002	5,872,161	12.18

Granted	1,838,425	5.54
Exercised	(293,477)	2.53
Forfeited	(1,797,570)	15.36
Outstanding at December 31, 2003	5,619,539	9.41

Granted	341,350	5.54
Exercised	(113,916)	5.03
Forfeited	(1,400,384)	9.41
Outstanding at December 31, 2004	4,446,589	$9.46

Options available for future grant as of December 31, 2004	4,041,467

Details of options outstanding under the 2000 Plan at December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2004	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 0.86 - $2.99	56,485	3.22	$2.86	52,458	$2.85
$ 3.45 - $4.43	240,283	7.82	$4.32	114,803	$4.28
$ 4.50 - $4.50	609,900	7.92	$4.50	314,857	$4.50
$ 4.51 - $5.41	530,810	8.16	$5.11	226,825	$4.99
$ 5.46 - $5.56	503,532	8.54	$5.48	127,394	$5.47
$ 5.58 - $6.30	681,220	8.19	$6.16	348,279	$6.24
$ 6.38 - $8.09	448,324	6.56	$7.41	331,973	$7.40
$ 8.30 - $8.81	449,110	6.44	$8.72	329,821	$8.71
$ 9.00 - $12.96	477,772	6.29	$11.32	450,969	$11.39
$13.46 - $45.00	446,803	5.43	$35.09	446,803	$35.09
$58.06 - $58.06	1,850	5.27	$58.06	1,850	$58.06
$ 0.86 - $58.06	4,446,589	7.28	$9.46	2,746,032	$11.77

The number of options exercisable at December 31, 2003 and 2002 was 2,127,435 and 1,942,929, respectively, and the weighted average exercise price at such dates was $14.01 and $18.31, respectively.

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

Subsequent to the initial public offering, volatility assumptions have been utilized. The assumptions used to determine the estimated fair value of option grants to employees in 2004, 2003 and 2002 were as follows:

	Year ended December 31,
	2004	2003	2002
Risk free interest rate	3%	3%	3.8%
Expected lives (years)	5	5	5
Expected dividends	0%	0%	0%
Volatility	49%	72%	68%

The actual weighted average exercise prices, and the estimated fair values at grant dates of options granted during 2004, 2003, and 2002 for purposes of determining pro forma stock-based compensation expense, were as follows:

	Year ended December 31,
	2004		2003 (Restated)		2002 (Restated)
	Exercise Price	Estimated Fair Value	Exercise Price	Estimated Fair Value	Exercise Price	Estimated Fair Value
Exercise price equal to fair value of stock on grant date	$5.54	$3.01	$5.54	$3.90	$6.47	$4.45

9.    Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "ESPP") became effective on March 3, 2000. The ESPP is designed to be a qualified plan under Section 423 of the Internal Revenue Code. Pursuant to the plan, eligible employees may purchase shares of common stock through payroll deductions of up to 10% of eligible compensation. Shares are offered for purchase under the ESPP generally through a series of two-year offering periods, and the first day of each offering period is referred to as the offering date. Within each offering period, there are four six-month purchase periods, and the last day of each purchase period is referred to as the purchase date. The six-month purchase periods run from November 1 through April 30, and from May 1 through October 31. If the fair market value of the Company's common stock on any purchase date is less than the fair market value on the offering date, the current offering period will end, and a new two-year offering period will automatically begin, unless a shorter term is established by the plan administrator. An eligible employee may become a participant of the ESPP on the offering date of an offering period or at the beginning of any purchase period within the offering period. The price paid by a participant on any purchase date is 85% of the fair market value on the participant's entry date into the offering period or the purchase date, whichever is lower. The current offering period commenced on November 1, 2004 (when the fair market value of the common stock was $5.46) and is scheduled to be in effect through October 31, 2006.

A total of 350,000 shares were initially reserved for issuance under the ESPP. The number of shares reserved for issuance is automatically increased on the first trading day of January of each year by 0.25% of the total shares of common stock outstanding on the last trading day of the prior calendar year. Accordingly, in January 2005, 2004 and 2003, the number of shares reserved for issuance was increased by 59,562, 58,842, and 101,561 shares, respectively. As of January 3, 2005, the number of shares reserved for issuance under the ESPP was 467,709 shares. During 2004, 2003, and 2002, issuances under the ESPP were 64,160 shares, 62,900 shares, and 62,470 shares, respectively.

10.    Employee Benefit Plan

The Company makes available a 401(K) retirement plan to its employees based in the United States. Employees may contribute up to 20% of their compensation (as defined in the plan) up to the statutory maximum amount in each calendar year. The plan is "qualified" under IRS regulations. Effective January 1, 2004 the Company began to contribute 50% of the first 6% of compensation contributed by an employee. For the years ended December 31, 2004, 2003 and 2002 the total expense for such contributions was $0.3 million, $0 and $0, respectively.

11.    Related Party Transactions

Peter Forman

Over the four-month period from February 2003 through June 2003, Peter Forman provided consulting services to the Company for a fee of $0.1 million. Mr. Forman was a member of the Company's board of directors during that period. In June 2003, Mr. Forman was elected CEO and President of the Company and entered into an employment agreement with the Company that includes a profit-sharing bonus arrangement whereby Mr. Forman is eligible to receive annual bonuses equal to 3% of the Company's earnings before interest, taxes, certain non-cash expenses and other costs or gains ("EBIT"), as defined in the agreement, between $7 million and $25 million, and 5% of the excess over $25 million for each calendar year. Also see Note 17 "Subsequent Event".

12.    Income Taxes

Income (loss) before provision (benefit) from income taxes for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	Year ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(in thousands)
United States	$5,058	$1,371	$(1,306)
Foreign			(11,878)
Income (loss) before provision (benefit) for income taxes	$5,058	$1,371	$(13,184)

The Company has made tax elections to have RCOM Europe and its Canadian subsidiary consolidated for U.S. income tax purposes. The election was effective for RCOM Europe on January 1, 2003 and since 2001 for the Canadian subsidiary. As the result of these elections, for the purpose of the above table, income (loss) before provision (benefit) for income taxes for the United States for the years ended December 31, 2004 and 2003 includes the operating results of RCOM Europe and the Canadian subsidiary. For the year ended December 31, 2002, the income (loss) before provision (benefit) for income taxes for the United States includes the operating results for the Canadian subsidiary. Foreign (losses) included in the United States tax return amounted to ($10.1) million, ($8.3) million and ($5.2) million in 2004, 2003 and 2002, respectively. Such income and losses related to such foreign subsidiaries are also subject to income taxes in the foreign jurisdiction. No benefit has been recorded for the foreign tax impact of losses since realization of these loss carryforwards in the foreign jurisdiction is unlikely. The Company has recorded a provision for foreign income taxes on income for the Canadian subsidiary for which the Company receives a corresponding Federal income tax credit.

The provision (benefit) for income taxes for the years 2004, 2003 and 2002 consists of the following:

	Year ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(in thousands)
Current Provision:
Federal	$—	$(3,021)	$2,169
State	108	(95)	1,216
Foreign	365	263	—
Total current	473	(2,853)	3,385
Deferred Provision:
Federal	1,168	(187)	(4,000)
State	159	2,124	(1,661)
Total deferred	1,327	1,937	(5,661)
Total provision (benefit)	$1,800	$(916)	$(2,276)

The provision in the above table excludes the effect of "windfall" tax deductions related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options. Under SFAS 109, "windfall" tax benefits resulting from the foregoing have been reflected in additional paid-in capital. As the result of tax losses incurred in 2004, 2003 and 2002, the windfall deduction (decreased) increased the deferred tax asset for the net operating loss carryforward by $(14,000), $(28,000) and $224,000, respectively. As of December 31, 2004 and 2003, the Company had a tax receivable of $0.7 million and $2.4 million, respectively, which were included within other current assets.

The components of the net deferred tax assets were as follows:

	December 31,
	2004	2003
		(Restated)
	(in thousands)
Deferred tax asset (liability):
Net operating loss carryforwards	$3,194	$3,124
Allowance for doubtful accounts	672	767
Allowance for account receivable	631	344
Depreciation and amortization	(289)	252
Deferred revenue	15,060	15,411
Credit card penalty accruals	1,064	2,549
Tax credit carryforwards	1,099	626
Goodwill impairment	2,874	3,076
Contingent liabilities	584	—
Prepaid domain name registry fees	(2,803)	(2,509)
Deferred Commission	346	138
Other	207	202
Net Deferred tax assets	$22,639	$23,980

As of December 31, 2004 RCOM Europe subsidiaries had a deferred tax asset of $4.5 million, primarily consisting of the benefits resulting from net operating loss carryforwards which have been reduced to zero by a full valuation allowance. Neither the deferred tax asset nor the related valuation allowance are included in the above table.

The income tax provision (benefit) in the Statement of Operations differs from income tax provision (benefit) determined by applying the statutory Federal income tax rate to the income (loss) before provision (benefit) for income taxes shown in the financial statements as a result of the following:

	Year ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(in thousands)
Tax provision (benefit) at federal statutory rate	34.0%	34.0%	(34.0)%
State income tax provision (benefit), net of federal tax effect	3.5%	97.7%*	(2.2)%
Foreign tax rate differential	7.2%	19.2%	0.0%
Foreign losses with no benefit	—	—	30.6%
Tax exempt interest	(3.1)%	(69.7)%	(12.9)%
Amortization and impairment of non-deductible goodwill and other intangible assets	—	—	22.3%
Abandonment of Afternic Business	—	—	(20.4)%
Tax credits	(7.2)%	—	—
Non-deductible advisory costs	—	50.9%	—
Benefit attributable to tax deductible goodwill	—	(197.7) %*	—
Other	1.2%	(1.4)%	(0.7)%
Tax Provision (benefit) per statement of operations	35.6%	(67.0)%	(17.3)%

*	The Company in 2003 made a tax election which allowed the Company to record a tax benefit (Federal, State and Local) of approximately $3 million related to an otherwise non-deductible goodwill impairment charge of $8 million recorded by RCOM Europe in 2002. At the time of the goodwill impairment charge in 2002, no income tax benefit was recorded as the goodwill impairment was not deductible for tax purposes in the country of domicile of RCOM Europe and therefore the tax benefit was not realizable. In March of 2003, the Company filed an election with the U.S. taxing authorities to include the income or losses of RCOM Europe in the Company's consolidated U.S. Federal income tax return effective January 1, 2003. Accordingly, the goodwill that had been impaired for financial statement purposes in 2002 became deductible in the U.S. over a period of approximately 14 years beginning on January 1, 2003. Based on this and the Company's expectation of generating future taxable income in the U.S., the realization of the income tax benefit related to the tax deductibility of the goodwill is considered more likely than not and therefore a deferred income tax asset was recorded in the first quarter of 2003. As the result of this election, the Company's state and local income tax apportionment factors were reduced which resulted in a corresponding reduction in the weighted average state and local tax rates used to compute the state and local net deferred tax assets. Accordingly, the state and local net deferred tax asset as of December 31, 2002 was reduced during 2003 by a charge to the deferred provision of approximately $1.7 million, net of the Federal tax benefit of approximately 0.9 million.

As of December 31, 2004, the Company had, for federal tax reporting purposes, net operating loss carryforwards of $5.6 million which expire in 2023, foreign tax credit carryforwards of $0.4 million which expire in 2014, and New York State tax credit carryforwards of $0.8 million which can be carried forward indefinitely. At December 31, 2004 RCOM Europe has net operating loss carryforwards of $14.4 million which can be carryforward indefinitely.

Tax refunds, net, of $1.7 million for the year ended December 31, 2004 were comprised of tax payments of $2.1 million and tax refunds of $3.8 million.

13.    Commitments

Operating leases

The Company leases office facilities under non-cancelable operating leases expiring through 2011. Future minimum lease payments are as follows:

Years ending December 31,	(in thousands)
2005	1,367
2006	1,159
2007	922
2008	860
2009	665
Thereafter	76
Total minimum lease payments	$5,049

Rent expense for the years 2004, 2003 and 2002 was $1.3 million, $1.8 million and $1.5 million, respectively.

Under a prior registry agreement with ICANN, the Company had committed to provide up to $8.5 million in funding and other non-cash contributions to its subsidiary, RegistryPro, for its activities in establishing, operating and marketing the .pro top level domain (the "Funding Commitment"). Effective February 26, 2004 the Company sold the core assets of the RegistryPro business. Through the date of sale, the Company had contributed approximately $4.1 million in cash, and had also made non-cash contributions. The purchaser agreed to assume up to $2.0 million of this Funding Commitment. ICANN agreed to the assignment of the registry agreement to the purchaser, and also released the Company from any further obligations related to the Funding Commitment. The impact of the sale of RegistryPro was not material to the financial statements of the Company.

Employment agreements

In the normal course of business, the Company enters into employment agreements with certain of its executives. In November 2004, the Company implemented an Executive Change in Control

Severance Program for certain senior management, which provides for severance ranging from five to twelve months if within one year following a change in control or effective change in control (each as defined in the program) that occurs on or prior to May 31, 2005, employment is terminated (1) by the Company other than for cause, death or disability or (2) by the participant within 90 days following an event constituting good reason. The severance payable under the program will be reduced by other severance payable under any other plan or arrangement between the participant and the Company. The ten senior managers covered by the program would be entitled to approximately $1.8 million in the event of a change in control and approximately $0.8 million in the event of an effective change in control (each as defined in the program).

14.    Acquisitions

On March 8, 2002 the Company acquired Virtual Internet plc, a U.K. based company ("RCOM Europe"), for £11.99 million ($16.9 million at date of acquisition). Net assets acquired included current assets of $23.0 million; fixed assets of $1.1 million; intangible assets of $2.2 million, consisting of trademarks, customer relationships and software technology; goodwill of $7.8 million; and total liabilities of $17.5 million. RCOM Europe had operations in the United States and Europe and, at the time of acquisition, operated through two divisions: the Corporate Services division and the Hosting division. The Corporate Services division provided domain name registration and online intellectual property management and protection services, and the Hosting division provided web-hosting services. In May 2002, the Company sold RCOM Europe's Hosting division for $0.5 million. Certain of RCOM Europe's shareholders, other than shareholders in certain jurisdictions outside of the U.K., elected to receive loan notes issued by the Company in exchange for their RCOM Europe shares. These loan notes bore interest at a floating rate equal to LIBOR minus 1% (3.93% at December 31, 2002) and were fully redeemed by June 2003. The cash portion of the RCOM Europe acquisition was funded with the Company's available cash resources. The Company's results of operations include Virtual Internet's Corporate Services business subsequent to March 8, 2002.

For the year 2002, RCOM Europe recorded revenue of $7.2 million, and incurred a loss of $10.5 million, which included a charge of $8.3 million related to an impairment of goodwill. The Company did not record a tax benefit in connection with that loss because the goodwill was not deductible in the separate tax return of RCOM Europe. However, in 2003 the Company filed an election with the Internal Revenue Services to include the consolidated income or loss of RCOM Europe in the Company's consolidated U.S. federal tax return starting in the year 2003. Since the goodwill is deductible for U.S. federal tax purposes, that election resulted in the Company's recording a deferred tax benefit of $3.2 million in 2003.

In September 2002, the Company made a decision to abandon its Afternic business. As a consequence of the decision to abandon Afternic, as well as negative industry and economic trends then affecting the Company and the general decline in technology company valuations, including the valuation of the Company's common stock, the Company performed an impairment analysis of the goodwill and intangible assets recorded in connection with its various acquisitions. Because the total market value of the Company's common stock as of September 30, 2002 was lower than the book value of its stockholders' equity, the Company recorded a goodwill impairment writedown of approximately $17.0 million in September 2002.

15.    Contingencies

Litigation

On November 15, 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for the Company's March 3, 2000 initial public offering, were named as defendants in a class action complaint filed by Stafford Perkins, on behalf of himself and all others similarly situated, alleging violations of the federal securities laws in the United States District

Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with the Company's initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company's case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs under the settlement agreement and related agreements will be covered by existing insurance. The Company is currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from the Company's insurance carriers. To the Company's knowledge, the Company's insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court's opinion and are in the process of obtaining approval from the approximately 300 issuer defendants and individuals associated with those issuers. The parties must submit a revised settlement to the court by May 2, 2005. The underwriter defendants will have until May 16, 2005 to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on the Company's results of operations or financial condition in any future period.

Register.com was named as a defendant in a purported class action lawsuit filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York on May 2, 2002, which alleged that the Company's SafeRenew program violates New York law. The Company's SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of the Company's services agreement, at the time a covered registration comes up for renewal, the Company attempts to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect the Company's customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling and on June 8, 2004 the Appellate Division, First Department affirmed the dismissal of all five counts. On July 30, 2004, Register.com and the Plaintiff entered into a settlement agreement, the terms of which were subject to approval by the Court. In the second quarter of 2004, the Company recorded a provision of $1.4 million for the settlement which it estimated to be its probable exposure net of contributions to be made by its insurance carrier. The Court granted final approval of the settlement agreement on January 24, 2005. Pursuant to the settlement agreement, Register.com agreed to set up a fund of $2.0 million to be used to pay all properly submitted refund claims to settlement class members as well as Court-approved attorneys' fees and litigation expenses incurred by class counsel. If the fund is oversubscribed during the claims period specified in the settlement agreement, then Register.com agreed to contribute up to an additional $350,000 to replenish the fund, after which contribution, if any, Register.com has no additional obligation to contribute to the fund. As anticipated, Register.com's initial contribution to the fund, net of contributions made by its insurance carrier, will be approximately $1.4 million.

On February 9, 2001, Register.com was named as a defendant in a purported class action lawsuit filed by Michael Zurakov, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York. The complaint alleged that by linking new domain names registered through Register.com to a "Coming Soon" web page that informs visitors the name was recently registered through Register.com, and provides links to services provided by Register.com and its business partners, as well as a banner advertisement for such services, Register.com (i) breached an implied covenant of good faith and fair dealing; (ii) engaged in deceptive trade practices in violation of New York General Business Law Section 349; and (iii) was unjustly enriched. In August 2001, the Court granted Register.com's motion to dismiss Plaintiff's claims for failure to state a claim upon which relief may be granted. Plaintiff appealed the dismissal and in April 2003 the Appellate Division, First Department affirmed the dismissal of the unjust enrichment cause of action, but reinstated the causes of action for breach of an implied covenant of good faith and fair dealing and deceptive trade practices. Thereafter, Register.com and Plaintiff agreed upon a settlement which, following notice to the proposed settlement class, was approved by the Court on November 3, 2003. In accordance with the settlement, Register.com has provided each member of the putative class with a coupon for a five dollar discount off of future purchases of Register.com's fees for domain name registrations and renewals and has paid attorney's fees in the amount awarded by the Court to class counsel. These coupons expired in October 2004 and the case has been dismissed.

In 2005, Register.com together with other parties was named as a defendant in an employment related lawsuit. The proceeding is currently in preliminary stages. The Company cannot reasonably estimate the possible loss to the Company.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not be material to the Company and will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Potential Credit Card Penalties

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

Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that the Company accrue charges to general and administrative expense to cover what the Company estimates to be the maximum potential penalties that could be imposed under that association's rules for transactions occurring during those periods. On October 5, 2004, the Company obtained a release from its credit card processor for any penalties which any credit card association may be entitled to impose for excessive chargebacks and refunds processed through September 30, 2003. Accordingly, in accordance with generally accepted accounting principles applicable for extinguishments of liabilities, in 2004 the Company reversed the penalty accruals previously recorded during the period from January 1, 2002 through September 30, 2003 in the amount of $5.6 million. This expense reversal was recorded as a reduction of general and administrative expense in October 2004.

The net expense charges (reversal of expense) accrued by the Company during the years ended December 31, 2004, 2003 and 2002 were $(3.6) million, $2.4 million, and $3.7 million, respectively. As of December 31, 2004, the Company has a remaining accrued liability of $2.5 million for such potential penalties (covering the period from October 1, 2003 to December 31, 2004), which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet.

The Company has had discussions and correspondence with its credit card processor regarding these potential penalties. Based on these discussions and correspondence, the Company believes that it is likely that it will not be required to pay the full amount accrued to date, or perhaps any amount at all for periods after September 30, 2003. However the Company's credit card processor will not confirm that the credit card association will not exercise its contractual right to assess penalties for periods after September 30, 2003 or otherwise provide the Company with a release for these potential liabilities. Accordingly, the Company is required to continue to accrue for such potential penalties for periods after September 30, 2003. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time. Also see Note 17 "Subsequent Event".

Note 16 — Restatement of Financial Statements

The Company has restated its previously issued consolidated financial statements as of and for the years ended December 31, 2002 and 2003. The restatement relates to the timing of the recognition of revenue, deferred revenue, and associated cost of revenue amounts relating to domain name transactions, the reclassification of certain credit memos issued in 2002, the correction of the provision for income taxes and the related balance sheet accounts, and the correction of pro forma stock-based compensation expense disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

The Company's systems, processes and controls were originally established to record, process, summarize and report transactions in accordance with a full-month revenue recognition convention which the Company has historically applied in the determination of revenue recognition with respect to initial and renewed domain name registrations. The Company has concluded, based on a review of its customers' registration activity, that the use of a mid-month revenue recognition convention is necessary to record revenue under generally accepted accounting principles in that the mid-month revenue recognition convention does not materially differ from the use of a daily recognition method. In addition, the Company has found errors in its systems that resulted in errors in the timing of revenue and associated cost of revenue recognition for domain name transactions such as subscriptions renewed prior to their scheduled expiration dates, domain names transferred in from other registrars and domain names transferred out to other registrars. The restatement also corrects the classification of certain credit memos issued in 2002 to present them as a reduction of revenue instead of as a general and administrative expense.

Also, the Company corrected the provision for income taxes to reflect the tax impact of the above noted changes to our revenue and associated cost of revenue recognition to adjust certain tax credits, to adjust recorded amounts of the tax benefits related to stock-based compensation and the related windfall tax benefits as additional paid-in capital, to adjust amounts excluded from taxable income for tax free interest and to adjust deferred taxes for changes in state and local tax rates.

The effect of the above restatements on periods prior to 2002 increased the amount of the accumulated deficit previously reported as of December 31, 2001 by $0.5 million.

A summary of the aggregate effects of these restatements on the Company's Consolidated Balance Sheet as of December 31, 2003, and the Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 is shown below.

	As of December 31, 2003
	As Reported	As Restated
	(in thousands)
Changes to Consolidated Balance Sheet:
Prepaid expenses — current	$14,477	$16,185
Deferred tax asset, net — current	$17,454	9,893
Other current assets	$2,388	$6,664
Total current assets	$132,858	$127,981
Prepaid expenses — noncurrent	$9,856	$10,696
Deferred tax asset, net — noncurrent	$10,698	14,087
Other assets	$—	$1,436
Total assets	$166,650	$167,438
Accounts payable and accrued liabilities	$16,214	$14,469
Deferred revenue, net — current	$53,728	$59,741
Total current liabilities	$69,942	$74,210
Deferred revenue — noncurrent	$33,191	$36,152
Total liabilities	$103,133	$110,362
Additional paid-in capital	$100,228	$98,094
Accumulated deficit	$(38,329)	$(42,636)
Total stockholders' equity	$63,517	$57,076

	Year ended December 31, 2003		Year ended December 31, 2002
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share data)
Changes to Consolidated Statement of Operations
Net revenues	$104,319	$103,242	$106,288	$102,421
Cost of revenues	$32,694	$32,387	$35,299	$34,689
Gross profit	$71,625	$70,855	$70,989	$67,732
General and administrative expense	$26,865	$27,555	$26,312	$24,947
(Loss) from operations	$(575)	$(1,619)	$(17,192)	$(18,773)
Provision (benefit) for income taxes	$(3,135)	$(916)	$(1,195)	$(2,276)
Net income (loss)	$5,549	$2,287	$(10,409)	$(10,908)
Basic income (loss) per share	$0.16	$0.06	$(0.26)	$(0.27)
Diluted income (loss) per share	$0.15	$0.06	$(0.26)	$(0.27)

The Company also restated the Pro Forma Stock-Based Compensation table as set forth in Note 2 to reflect the tax effect of the adjustments to reported pro forma net income (loss) and to correct assumptions used in computing stock-based compensation expense under the fair value based method. A comparison of the restated amounts, with the amounts as originally reported for the years ended December 31, 2003 and 2002 is shown below:

	Year 2003		Year 2002
	As reported	As restated	As reported	As restated
	(in thousands, except per share data)
Net income (loss):
As reported	$5,549	$2,287	$(10,409)	$(10,908)
Add: Stock-based compensation included in reported net income (net of taxes in the "As restated" column)	1,048	608	1,937	1,123
Deduct: stock-based compensation expense determined under the fair value based method (net of taxes in the "As restated" column)	(4,193)	(5,569)	(3,650)	(6,694)
Pro forma net income (loss)	$2,404	$(2,674)	$(12,122)	$(16,478)
Net income (loss) per share:
As reported — basic	$0.16	$0.06	$(0.26)	$(0.27)
Pro forma — basic	$0.07	$(0.07)	$(0.30)	$(0.41)

As reported — diluted	$0.15	$0.06	$(0.26)	$(0.27)
Pro forma — diluted	$0.06	$(0.07)	$(0.30)	$(0.41)

Note 17.    Subsequent Events

On February 14, 2005 and March 24, 2005 the Company received additional releases from its credit card processor from any penalties which may have been imposed for transactions processed from October 1, through December 31, 2003, and from through January 1 through February 29, 2004, respectively. As a result, in the first quarter of 2005 the Company will reverse $0.5 million and $0.4 million of expense accruals previously recorded during the fourth quarter of 2003 and the first two months of 2004, respectively.

On February 6, 2005, Peter A. Forman, the Company's President and Chief Executive Officer, informed the Company's board of directors that he will not seek renewal of his employment agreement upon the expiration of its term on June 16, 2005 and agreed to step down when his successor has been hired. The Company agreed that such notice shall be a notice of termination of employment for "Good Reason" (as defined in the employment agreement). The Company will be obligated to pay the following amounts after termination: (1) a pro-rated bonus for 2005 calculated based on Mr. Forman's minimum annual bonus, (2) a cash payment equal to one year's salary, and (3) medical and dental COBRA coverage for Mr. Forman and his family for 18 months following termination, plus an amount equal to the income taxes incurred by Mr. Forman on such COBRA coverage. In addition all stock option or equity grants held by Mr. Forman shall vest in full as of the date of termination so as to become fully exercisable and shall remain exercisable for six months (or the end of scheduled term if sooner) following the date of termination. The Company estimates that if Mr. Forman's termination were to be effective on June 16, 2005, the Company would be obligated to pay approximately $372,000 under the termination agreement.

Schedule II — Valuation and Qualifying Account

	Balance at Beginning of Period	Charged to Costs and Expense	Deductions	Balance at End of Period
For the year ended December 31, 2004:
Provision for doubtful accounts	$1,850	$279	$518	$1,611
For the year ended December 31, 2003:
Provision for doubtful accounts	$2,695	$739	$1,584	$1,850
For the year ended December 31, 2002:
Provision for doubtful accounts	$2,179	$2,608	$2,092	$2,695

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses set forth below and because we were unable to file our Annual Report on Form 10-K within the statutory deadlines, our disclosure controls and procedures were not effective as of December 31, 2004. In light of the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our financial statements included in this report were prepared in accordance with generally accepted accounting principles and present fairly in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The control deficiencies described below were identified during management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 and have been determined to be material weaknesses.

•	As of December 31, 2004, we did not maintain effective controls over the timing of the recognition of our revenue and deferred revenue and associated cost of revenue amounts related to domain name transactions. Specifically, we incorrectly utilized a full month convention for recognizing revenue and associated cost of revenue with respect to initial and renewed domain name registrations. Additionally, our controls failed to detect application errors in our computer systems that resulted in errors in the timing of revenue and associated cost of revenue recognition for certain domain name transactions such as: subscriptions renewed prior to their scheduled expiration dates, domain names transferred in from other registrars, domain names transferred out to other registrars and customer credits. This control deficiency resulted in the restatement of our financial statements for the years ended December 31, 2002 and 2003, for each of the quarters of 2003, and for each of the first three quarters of 2004 as well as audit adjustments in the fourth quarter of 2004. Additionally, this control deficiency could result in a misstatement of our revenue and deferred revenue and associated cost of revenue that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

•	As of December 31, 2004, we did not maintain effective controls over the accuracy of our accounts receivable from certain customers and the related revenue and deferred revenue. Specifically, we did not maintain effective controls to prevent or detect errors in the processing or invoicing of certain customer transactions. Because of system processing errors and manual overrides, certain transactions were billed twice or not billed in the month in which the order was fulfilled or certain subscription terms were not recorded accurately. Additionally, certain price tables used to generate invoices were not maintained with correct prices and terms of domain name registrations, and manual overrides led to amounts billed in error to certain customers. In addition, we provided certain customers with customized invoice formats which are not supported by our systems and therefore we have had to create such invoices manually which led to invoicing errors. This control deficiency did not result in adjustments to our annual or interim financial statements, however, it could result in a misstatement of accounts receivable, revenue and deferred revenue accounts that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

•	As of December 31, 2004, we did not maintain effective controls over the preparation and review of our provision for income taxes and the related income taxes payable and deferred income tax asset and liability accounts. Specifically, we did not maintain effective controls to prevent or detect errors in the preparation of our tax provision. This control deficiency resulted in the restatement of our financial statements for the years ended December 31, 2002 and 2003, for each of the quarters of 2003, and for each of the first three quarters of 2004 as well as audit adjustments in the fourth quarter of 2004. Additionally, this control deficiency could result in a misstatement of our provision for income taxes and related balance sheet accounts that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

•	As of December 31, 2004, we did not maintain effective controls over the preparation and review of our financial statement footnote disclosures related to pro forma stock-based compensation expense. Specifically, we did not accurately calculate the estimated fair value of our stock options on their grant dates as we did not adjust amounts for the effect of income taxes nor did we adequately use and review the assumptions underlying the schedules supporting our pro forma disclosures in our financial statement footnotes. This control deficiency resulted in the restatement of the pro forma stock-based compensation expense disclosures in our financial statement footnotes for the years ended December 31, 2002 and 2003, for each of the first three quarters of 2003 and 2004, as well as audit adjustments to our 2004 footnote disclosures of pro forma stock-based compensation expense. Additionally, this control deficiency could result in a misstatement of our disclosures related to pro forma stock-based compensation expense that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

•	As of December 31, 2004, we did not maintain effective controls over the access to financial application programs and data such as accounts receivable, revenue, cost of revenue, deferred revenue, prepaid registry fees, and other financial statement accounts. Specifically, we did not maintain effective controls over the granting, maintenance and termination of user identification and passwords; the required segregation of duties within certain financial applications; and the independent monitoring and verification of user access to data. This control deficiency did not result in adjustments to our annual or interim financial statements, however, it could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control — Integrated Framework issued by the COSO.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting and Management's Remediation Initiatives

Management has continued to enhance internal controls and increase the oversight over those affected controls. As a result of management's evaluation of internal control over financial reporting, we are currently addressing the material weaknesses described above through a number of initiatives, including those specifically set forth below. The audit committee and management will continue to monitor the effectiveness of our internal control over financial reporting on an ongoing basis and will take further action, as appropriate.

To address the material weakness relating to our historical application of a full month revenue recognition convention, we have switched to a mid-month revenue recognition convention for periods through 2004 and plan to make the necessary system, process and control modifications to record, process, summarize and report transactions in accordance with this mid-month revenue recognition convention or using a daily recognition method. To address the material weakness relating to application errors in our systems that resulted in errors in the timing of revenue and related expense recognition related to domain name subscriptions renewed prior to their respective scheduled expiration dates, domain names transferred in from other registrars, domain names transferred out to other registrars and customer credits, we intend to make the program changes necessary to ensure that all transaction types are properly identified and appropriately processed in the systems so that all transactions requiring deferral and amortization of revenue recognition over a period of time are accounted for in the proper periods. We have not estimated the costs that will be incurred to fully implement these changes, however such costs could be significant and could include costs for additional computer hardware to provide faster processing capability and greater data storage capacity, costs for software development and modifications, and costs for additional personnel. We intend to complete the implementation of our remediation plan for this material weakness by the end of the third quarter of 2005 although we cannot provide any assurances that we will be successful in these efforts. As a temporary measure, we have implemented manual controls and procedures to ensure that the amortization of deferred revenue and related prepaid expense transactions are calculated in accordance with generally accepted accounting principles, which controls and procedures will remain in effect until we have completed the system implementation of the remediation plan for this material weakness. However, these temporary manual controls and procedures are very time consuming, and there is no assurance that we will be able to complete all of the required procedures in sufficient time to enable us to meet the required due dates for filing quarterly reports with the Securities and Exchange Commission.

To address the material weakness related to our invoicing and transaction processing and procedures, by the end of the third quarter of 2005, we intend to (i) have our Corporate Services channel customers agree in writing or electronically to current product prices, (ii) have prices and domain name registration expiration dates correctly reflected in the systems, and (iii) enhance our systems to, among other things, provide the required invoice formats, although we cannot provide any assurances that we will be successful in remediating these issues by such time or at all. As a temporary measure, we have instituted manual controls and procedures to ensure that the recognition of revenue is calculated in accordance with generally accepted accounting principles, which controls and procedures will remain in effect until we have completed the implementation of the required systems changes. However, these temporary manual controls and procedures are very time consuming, and there is no assurance that we will be able to complete all of the required procedures in sufficient time to enable us to meet the required due dates for filing quarterly reports with the Securities and Exchange Commission.

To address the material weakness related to the determination of our provision for income taxes and the related balance sheet accounts, we had begun to implement new control procedures that require us to calculate the financial statement tax provision and send it to outside tax advisors for review at the end of the fourth quarter of 2004. At the end of the fourth quarter of 2004, these control procedures had not been successfully implemented. We believe the new control procedures will remediate this material weakness in 2005. We can provide no assurances that we will be successful in the design and operating effectiveness of these control procedures.

To address the material weakness related to the calculation of our pro forma stock-based compensation expense, we implemented new procedures to train the relevant personnel to properly input the required assumptions of volatility, interest rates and estimated option life into the computer system that performs the calculations of pro forma stock-based compensation expense. The new control procedures adopted in 2005 also include a review by our Chief Financial Officer for reasonableness of the results of the calculations produced by the computer system. We believe the new control procedures will adequately remediate this material weakness, although sufficient time has not passed to allow for a determination that this weakness has been remediated. We can provide no assurances that we will be successful in operating these control procedures.

To address the material weakness related to systems access, we had begun to implement controls to require quarterly updates of all user access lists to all financial applications at the end of the fourth quarter of 2004. At the end of the fourth quarter of 2004, these controls had not been successfully implemented. We can provide no assurances that we will be successful in operating these control procedures.

Other than the remediation measures described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The information contained in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 and March 31, 2005 regarding our preliminary identification of material weaknesses in internal control over financial reporting and related remediation plans and the restatement and reclassification of our financial statements and financial data is superseded in its entirety and replaced by the information included in this Annual Report on Form 10-K.

The statements contained in Exhibit 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

Item 9B.    Other Information

Entry into a Material Definitive Agreement

On November 11, 2004, we effected the initial implementation of an Executive Change in Control Severance Program. This Program is substantially similar to an Executive Change in Control Severance Program that we adopted in March 2003, which expired in May 2004. Under the terms of the current Program, if within one year following a change in control or effective change in control (each as defined under the Program) that occurs on or prior to May 31, 2005, a participant's employment with us is terminated (1) by us other than for cause, by reason of the participant's death or by reason of the participant's disability or (2) by the participant for good reason, the participant will be entitled to separation benefits of 12 months' base salary (in the event of a change in control) or five months' base salary (in the event of an effective change in control), subject to a participant's execution and non-revocation of a release.

The Program cannot be amended in any manner that is adverse to the interests of a participant or terminated within one year following the date of its adoption or following a change in control. Any successor of Register.com or its businesses will be bound by the terms of the Program in the same manner and to the same extent that we would be obligated to perform our duties if no succession had taken place. The cash severance benefits payable under the terms of the Program will be reduced by other severance benefits payable under any plan, program, policy, practice, agreement or arrangement between the participant and Register.com.

The following executives became participants in the Program in the initial implementation: Ian Fish (Director, Product Management), Monica Schulze-Hodges (General Manager, Retail), Roni Jacobson (General Counsel), Alan Kipust (Senior Vice President of Operations), Stephanie Marks (Vice President, Investor Relations & Corporate Communications), Sushant Mohanty (Chief Information Officer), David Saias (Vice President, Sales), Stephen Smith (Vice President, Business

Development) and Jonathan Stern (Chief Financial Officer). Stuart Horowitz (Vice President – Human Resources) and Kanchan Mahtre (Director of Operations – Corporate Services) became participants in the Program on April 29, 2005.

The description of this Program is qualified in its entirety by reference to the full text of the Program, a copy of which is filed as Exhibit 10.54 to this report.

Unregistered Sales of Equity Securities

On February 7, 2005 we issued 393,050 shares of our common stock to Richard D. Forman upon exercise of an outstanding warrant. The exercise price ($381,258 or $0.97 per share) was paid to us by Mr. R. Forman's tender of 60,041 shares of our common stock. The tendered shares were valued at $6.35 per share (the fair market value) in accordance with the terms of the warrant.

On February 24, 2005 we issued 77,098 shares of our common stock to a warrant holder upon exercise of an outstanding warrant. The exercise price ($74,785 or $0.97 per share) was paid to us by the warrant holder's tender of 11,965 shares of our common stock. The tendered shares were valued at $6.25 per share (the fair market value) in accordance with the terms of the warrant.

The shares issued in the transactions described above were issued in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended, as such shares were issued for an exchange with existing security holders in transactions in which no commissions or underwriting discounts were paid. The shares tendered in the transactions described above have been cancelled and are no longer outstanding.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following table sets forth our directors and executive officers, their ages and the positions they hold. Our directors are elected annually to serve until the next annual meeting of shareholders, or until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. Our executive officers will serve as such at the pleasure of the Board of Directors, subject to the terms of any employment agreements which are described herein.

Name	Age	Position
Peter A. Forman	43	President, Chief Executive Officer and Director
Mitchell I. Quain	53	Chairman of the Board of Directors
Niles H. Cohen	44	Director
Dewain K. Cross	67	Director
James A. Mitarotonda	50	Director
Stanley Morten	61	Director
Jim Rosenthal	41	Director
Reginald Van Lee	47	Director
Jonathan Stern	60	Chief Financial Officer
Alan Kipust	42	Senior Vice President
David Saias	51	Vice President of Sales
Monica Schulze-Hodges	41	General Manager, Retail
Roni A. Jacobson	33	General Counsel and Secretary

INFORMATION CONCERNING DIRECTORS

Peter A. Forman has been our Chief Executive Officer and President since June 2003 and was also our President from our inception until March 1998. He served as Chairman of the Board of Directors from our inception until May 1999 and has been a director since he co-founded the company in 1994. Since January 1998, Mr. Forman has been a Managing Member of Forman Capital Management, LLC, which specializes in investing and assisting early stage financial and technology companies. Since 2001, Mr. Forman has been Managing Member of Forman Realty Management, LLC, which specializes in the management of and investing in real estate properties. From February 1999 to July 2000, Mr. Forman served as President of WellSet, a consumer and commercial products manufacturing, marketing and distribution company. Prior thereto, Mr. Forman served as the Chief Executive Officer of Ben Forman & Sons, Inc., a wholesale consumer products manufacturer. Mr. Forman received his B.S. in Economics from the Wharton School of Business, University of Pennsylvania, in 1983.

Mitchell I. Quain has served as one of our directors since April 2001, as Chairman of our Board of Directors since September 2002, and as our Executive Chairman from November 2002 to November 2003. He retired from ABN AMRO in December 2001, where he had served most recently as a Vice Chairman, having joined a predecessor company in 1997. From June 1975 to May 1997, Mr. Quain was with Schroders plc, where, commencing in 1987, he served as Managing Director. He is currently a director of Magnetek, Inc., Hardinge, Inc., Strategic Distribution, Inc. and Titan International. Mr. Quain received his B.S. in Electrical Engineering from the University of Pennsylvania in 1973 and his M.B.A. from Harvard Business School in 1975.

Niles H. Cohen has served as one of our directors since July 2003. He also served as one of our directors from November 1995 to April 2001. Since May 2003, Mr. Cohen has been a director and Vice President of CoNexus Software, Inc., an Internet software firm in the social networking space that he co-founded. Since 1994, Mr. Cohen has been the Managing Member of Capital Express, LLC, a venture capital firm that he founded. Since December 1988, Mr. Cohen has been the President of Nihco Equities, Inc., a consulting firm that he founded. Mr. Cohen received his B.S. in Economics from the Wharton School of Business, University of Pennsylvania, in 1982.

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

James A. Mitarotonda has served as one of our directors since July 2003. Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm that he co-founded in November 1991. Mr. Mitarotonda is also Chairman of the Board, President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a domestic small capitalization value fund. In addition, he is the Chairman of the Board, President and Chief Executive Officer of Barington Companies Advisors, LLC, the investment advisor of Barington Companies Offshore Fund, Ltd., an offshore small capitalization value fund. Mr. Mitarotonda has also been a director of Dynabazaar, Inc. since September 2003 and served as the company's President and Chief Executive Officer from January 2004 until December 2004. He has also been a director and Chairman of LQ Corporation, Inc. since September 2002 and served as the company's Co-Chief Executive Officer and Co-Chairman from April 2003 until May 2004 and as the company's sole Chief Executive Officer from May 2004 until October 2004. Mr. Mitarotonda received his M.B.A. from New York University's Graduate School of Business Administration (now known as the Stern School of Business) and a B.A. in Economics from Queens College.

Stanley Morten has served as one of our directors since November 2002. Mr. Morten is a consultant and a private investor. He is currently the Independent Consultant to Citigroup/Smith Barney with responsibility for its independent research effort. Beginning in 1968, Mr. Morten served various research, management and corporate finance functions at Wertheim & Co. until the firm's acquisition by Schroders plc in 1994. Mr. Morten was an Institutional Investor magazine-ranked analyst for ten consecutive years. His subsequent roles at Wertheim & Co. included Director of Research starting in 1982, General Partner starting in 1983, Executive Committee Member starting in 1988 and Equity Services Division Head starting in 1991. He is currently a director of WPP Group, plc. In 1977, Mr. Morten became a Chartered Financial Analyst. Mr. Morten received his B.A. in Economics with honors from Lake Forest College in 1966 and his M.B.A. from Harvard Business School in 1968.

Jim Rosenthal has served as one of our directors since August 2000. He is the President of Television and New Media for New Line Cinema, a division of Time Warner. His responsibilities include TV Sales and Distribution, TV Development and Production, Licensing and Merchandising as well as managing the company's online store and online auction site and overseeing web sites that promote the company's films and properties. He joined New Line in 1992 as head of Business Development. Prior to joining New Line, Mr. Rosenthal was a Senior Associate at Booz Allen & Hamilton, where he focused on business strategy and new business evaluation for media and entertainment clients. Mr. Rosenthal received his A.B. in Economics from Harvard College in 1985.

Reginald Van Lee has served as one of our directors since January 2000. Mr. Van Lee joined Booz Allen & Hamilton, Inc. in 1984 and has been a Vice President and Partner there since 1993. Mr. Van Lee, who specializes in international business strategy and management of technology-driven companies in the global communications, media and technology industries, is currently a Senior Vice President at Booz Allen & Hamilton's New York City office. Mr. Van Lee received his B.S. in Civil Engineering in 1979 and his M.S. in Civil Engineering in 1980 from the Massachusetts Institute of Technology. In 1984, Mr. Van Lee received his M.B.A. from Harvard Business School.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Jonathan Stern has served as our Chief Financial Officer since June 2002. From September 1998 to June 2002, Mr. Stern was Executive Vice President and Chief Financial Officer of Lexent Inc., a Nasdaq-listed infrastructure services company. From September 1990 to September 1998, he was Vice President and Controller of International Specialty Products Inc., a NYSE-listed specialty chemicals manufacturer. Prior to that, he was Vice President and Controller of Western Union Corp., a NYSE-listed telecommunications provider. Prior to that he was an accountant with Price Waterhouse & Co (now PricewaterhouseCoopers LLP). Mr. Stern received a B.A. in Economics from Brooklyn College and an M.B.A. in finance from the Stern School of Business at New York University. Mr. Stern is a Certified Public Accountant.

Alan Kipust has served as our Senior Vice President since July 2003, served as our Vice President, Operations from November 2002 until July 2003, and from February 2002 to November 2002, he served as a consultant to us in the area of operations. From October 2000 to February 2002, Mr. Kipust was the President of Awards.com, a promotional product and employee recognition firm. From May 1999 to October 2000, he was the Chief Operating Officer of Checkout.com, a movie and music content and commerce site and from July 1997 to May 1999, he was the Vice President of Operations at Genesis Direct, a direct marketing company with over 30 direct marketing brands. Prior to joining Genesis Direct, Mr. Kipust co-founded PaperDirect, Inc., a small business direct marketing firm that sells desktop publishing supplies and whose sales grew to over $100 million during Mr. Kipust's tenure. Mr. Kipust also serves as a director of New York Road Runners. Mr. Kipust received his B.S. from California State University – Northridge in 1985 and his M.B.A. from Pepperdine University in 1987.

David Saias joined Register.com in October 2004 as Vice President of Sales for both our Corporate Services and Global Partner Network channels. Mr. Saias has over 20 years of sales leadership experience selling high-value technology solutions, including enterprise software, hardware, and managed services to global 2000 organizations. Previously, from 2001 to 2004, he was Director of U.S. Sales for the division of Hewlett-Packard responsible for selling enterprise output management software, in which he also managed HP's Output Management Managed Services division with a focus on Fortune 2000 clients. Other roles have included Vice President of Sales for Dazel Corp., a client server output management software company that was acquired in 1999 by Hewlett Packard, from 2000 to 2001, and Sales Director for Intergraph Corp., a provider of digital mapping based solutions and systems integration services, from 1988 to 1999. Before that, David was Vice President of Sales & Marketing for Desktop Engineering, Inc., an engineering consulting and software development startup. David received his B.S. in Marketing from Manhattan College in 1975.

Monica Schulze-Hodges has served as the General Manager of our Retail channel since September 2003. Prior to joining Register.com, Ms. Schulze-Hodges was the Founding President of Storepower.com, a business-to-business on-line wholesaler from March 2000 to August 2003. Previously, Ms. Schulze-Hodges served as the Vice President of Marketing for Genesis Direct from April 1996 to February 2000. Prior thereto, Ms. Schulze-Hodges was the Vice President of Marketing for PaperDirect Inc. Ms. Schulze-Hodges received her B.A., Magna Cum Laude, in Theater from Tufts University and holds an M.B.A. from Harvard Business School.

Roni A. Jacobson has served as our General Counsel since August 2003 and served as our Deputy General Counsel from March 2002 to August 2003 and as our as Associate General Counsel from January 2000 to March 2002. From 1996 until January 2000, Ms. Jacobson was an associate at the law firm Loeb & Loeb LLP, where she practiced corporate and media law. Ms. Jacobson received her B.A. in American History from Barnard College, Columbia University, in 1993 and her J.D., cum laude from Benjamin N. Cardozo School of Law in 1996 where she served as an editor of the Cardozo Law Review.

AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Stanley Morten (Chair), Dewain K. Cross and James A. Mitarotonda. The Board of Directors has determined that Mr.

Cross is an "audit committee financial expert," as such term is defined in Item 401(h) of Regulation S-K and that Mr. Cross, Mr. Morten and Mr. Mitarotonda meet the applicable independence requirements prescribed by the NASD listing standards and Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The members of our Board of Directors (the "Board"), our executive officers and persons who hold more than ten percent of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their 2004 Fiscal Year transactions in the common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2004 Fiscal Year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of greater than ten percent of our common stock.

CODE OF ETHICS

The Company has adopted a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission and the Nasdaq Stock Market, which is applicable to its chief executive officer, chief financial officer, controller and other senior financial and reporting persons and its directors. This code is part of the Company's broader Code of Business Ethics and Conduct and is publicly available on the Company's website at http://investor.register.com. If the Company makes any amendments to the code of ethics for its senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website at http://investor.register.com.

Item 11.    Executive Compensation.

Executive Compensation

The following table provides certain summary information concerning the compensation earned during each of the last three years by our President and Chief Executive Officer, each of our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2004. In addition, Mr. Pollack is also included in the table because he would have been among our most highly compensated executive officers on the last day of the 2004 fiscal year had he remained an executive officer through the end of the year. The listed individuals are hereinafter referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation				Long-Term Compensation Awards Underlying		All Other Annual Compensation
		Salary	Bonus*	All Other Compensation		Restricted Stock Awards	Securities Underlying Options
Peter A. Forman (1)	2004	$300,000	$100,000	$14,707	(2)	—	—	$6,500	(3)
President and	2003	151,154	$225,000	15,403	(2)	—	355,095	—
Chief Executive Officer

Jonathan Stern (4)	2004	$257,692	$157,686	—		—	—	$6,500	(3)
Chief Financial Officer	2003	250,000	129,500	—		—	50,000	—
	2002	129,808	80,800	—		—	350,000	—

Michael Pollack (5)	2004	$200,000	$85,000	$6,473	(6)	—	—	$56,000	(7)
Former General Manager,	2003	200,000	140,500	6,225	(6)	—	25,000	—
Corporate Services	2002	200,000	10,000	6,988	(6)	—	14,000	—

Monica Schulze-Hodges (8)	2004	$195,000	$106,681	—		—	—	$5,602	(3)
General Manager, Retail	2003	56,998	13,000	—		—	75,000	—

Roni A. Jacobson (9)	2004	$187,500	$103,126	—		—	75,000	$4,933	(3)
General Counsel	2003	169,711	47,000	—		—	16,000	—

Alan Kipust (10)	2004	$200,000	$83,100	—		—	—	$6,000	(3)
Sr. Vice President	2003	180,769	90,962	—		—	20,000	—
	2002	20,192	68,000	—		—	125,000	—

*	Bonus payments for 2003 include retention bonuses for each of Messrs. Stern, Kipust and Pollack and Ms. Jacobson.

(1)	From February 2003 to June 2003, Mr. Forman served as a member of the Executive Committee of our Board of Directors and was elected as president and Chief Executive Officer in June 2003. His salary for 2003 does not include the aggregate payment of $75,400 that he received for his services on the Executive Committee.

(2)	In accordance with Mr. Forman's employment agreement with us, he is entitled to claim a minimum of $20,000 per annum of perquisites. In addition, pursuant to Mr. Forman's employment agreement with us, we reimbursed him for certain expenses which he incurred in 2003 in connection with obtaining professional tax and financial planning advice.

(3)	Represents the Company's contributions under its 401(k) plan.

(4)	Jonathan Stern started with us in June 2002.

(5)	Mr. Pollack was issued a restricted stock award for 5,587 shares on June 11, 2001, at a purchase price of $0.0001 per share (par value) under our Amended 2000 Plan. The closing price per share was $8.95 on the grant date. The restriction on these shares expired on June 11, 2004. At June 10, 2004, the aggregate market value of these shares was $30,002. On September 24, 2004, we entered into a Separation Agreement and General Release with Mr. Pollack, pursuant to which the Company and Mr. Pollack agreed to terminate their employment relationship effective December 31, 2004.

(6)	Represents forgiveness of a portion of a loan extended to Mr. Pollack in 2001(pursuant to the terms of the loan) in connection with taxes due on his restricted stock granted in 2001.

(7)	Includes $50,000 severance and $6,000 of the Company's contributions under its 401(k) plan.

(8)	Ms. Schulze-Hodges started with us in September 2003.

(9)	Ms. Jacobson became General Counsel in August 2003, prior to which she was a non-executive employee of the Company.

(10)	Mr. Kipust started with us in November 2002.

Stock Option Grants

The following table contains information concerning the stock options granted to the Named Executive Officers during the year ended December 31, 2004. All such grants were made under our Amended 2000 Plan. We have not granted any stock appreciation rights.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2004

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price Per Share	Expiration Date
					5%	10%
Peter A. Forman	—	—	—	—	—	—
Jonathan Stern	—	—	—	—	—	—
Michael Pollack	—	—	—	—	—	—
Monica Schulze-Hodges	—	—	—	—	—	—
Roni A. Jacobson (1)	75,000	22%	$5.58	07/09/2014	$263,192	$666,981
Alan Kipust	—	—	—	—	—	—

(1)	Ms. Jacobson's options become exercisable in 42 equal monthly installments upon the completion of each month of service commencing on the date six months after the date of grant. In the event of certain change of control transactions, the options will become immediately exercisable if not assumed or replaced with comparable rights.

(2)	During 2004, we granted employees options to purchase an aggregate of 341,350 shares of common stock.

(3)	The potential realizable value is calculated based upon the term of the option at its time of grant. It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price.

Option Exercise and Year-End Values

The following table provides information, with respect to the Named Executive Officers, concerning the exercise of options during the fiscal year ended December 31, 2004 and unexercised options held by them at of the end of that fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the- Money Options at Fiscal Year End (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter A. Forman	—	—	171,706	198,389	$25,179	$17,855
Jonathan Stern	—	—	227,381	172,619	$120,738	$102,262
Michael Pollack	7,143	$4,135	114,976	—	$309	—
Monica Schulze-Hodges	—	—	17,857	57,143	$22,857	$73,143
Roni A. Jacobson	—	—	83,714	93,286	$8,578	$70,316
Alan Kipust	—	—	55,238	77,857	$103,295	$144,164

(1)	Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for those shares.

(2)	Based upon the market price of $6.39 per share, determined on the basis of the closing selling price per share of common stock on the Nasdaq National Market on December 31, 2004, less the option exercise price payable per share.

Board and Committee Fees

We pay our non-employee directors an annual fee of $30,000. In addition, our non-employee directors receive a $1,000 payment for each duly constituted regular or special meeting of the Board that they attend in person or by teleconference and a $500 payment for each duly constituted committee meeting that they attend in person or by teleconference. The Chairman of the Audit Committee receives an additional annual payment of $10,000. As of June 11, 2004, the Chairman of the Compensation Committee began receiving, on a pro-rated basis for 2004, an additional annual payment of $10,000. We currently do not provide additional compensation for special assignments of the Board of Directors.

On November 25, 2002, we entered into a letter agreement of employment with Mr. Quain pursuant to which Mr. Quain agreed to act as Executive Chairman of the Board for a one year period. Under the terms of the agreement, Mr. Quain also agreed to continue to act as Chairman of the Board for a period of three years after the initial one year period, subject to his continued election to the Board by our stockholders, and to perform the duties described in the agreement for seven business days per month. In consideration for performing these duties, we granted Mr. Quain options to purchase 600,000 shares of our common stock at an exercise price of $4.50 per share on November 25, 2002. These options vest and become exercisable in 48 equal monthly installments of 12,500 shares beginning on the date of grant for as long as Mr. Quain remains a director, provided that (A) the option will accelerate and vest in full upon Mr. Quain's death or permanent disability, or a change in control, which occurs at any time while Mr. Quain is serving as a director, and (B) in the event Mr. Quain is not reelected to the Board by our stockholders, the option will accelerate and vest as if Mr. Quain had continued to remain Executive Chairman or non-executive Chairman of the Board for the twelve-month period subsequent to his last date of service as a director, and provided further that the option will immediately terminate and cease vesting in the event that Mr. Quain's employment is terminated for cause. In connection with this letter agreement, Mr. Quain waived any rights or entitlement to any stock option grants or other benefits under the Automatic Option Grant Program of the Amended and Restated 2000 Stock Incentive Plan (the "Amended 2000 Plan"). Pursuant to the terms of the letter agreement, in November 2003 Mr. Quain resumed his role as Chairman of the Board and ceased his role as Executive Chairman. In December 2003, we entered into a verbal arrangement with Mr. Quain pursuant to which Mr. Quain is entitled to receive compensation at a rate of $1,000 per day for each day that he works in excess of seven business days per month, provided that such compensation does not exceed $3,500 per month.

Automatic Option Grant Program

Under the Automatic Option Grant Program of the Amended 2000 Plan, eligible non-employee directors receive an initial option grant upon commencement of their service on the Board and a series of option grants over their period of Board service. Each eligible non-employee director receives, at the time of his or her initial election or appointment to the Board, an option grant for 25,000 shares of common stock at an exercise price equal to the fair market value of our common stock at the close of business on the date of grant, provided such individual has not previously been in our employ. In addition, each eligible non-employee director who continues to serve is granted an option to purchase 2,500 shares of common stock on the date of each regularly scheduled quarterly Board meeting that occurs in a calendar quarter following the quarter of his or her initial election or appointment to the Board at an exercise price equal to the fair market value of our common stock at the close of business on the date of grant. Each grant under the Automatic Option Grant Program has a term of ten years, subject to earlier termination upon the director's cessation of service as a director. Subject to the director's continuing service on the Board, 50% of the initial 25,000-share option grant vests upon the first anniversary of the individual's becoming a director and 50% vests upon the second anniversary; and each 2,500-share option grant vests upon the director's completion of one year of Board service measured from the grant date. Each option is immediately exercisable for any or all of the option shares. However, any unvested shares purchased under the option shall be subject to repurchase by us, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares.

In the event of a change of control or a hostile takeover, the options to purchase shares of common stock held by our directors at such time will automatically vest in full and any repurchase rights shall automatically terminate so that each such option may, immediately prior to the effective date of such change of control or hostile takeover, become fully exercisable. Each option that is accelerated in connection with a change of control shall terminate upon the change of control, except to the extent assumed by our successor corporation or otherwise continued in full force and effect pursuant to the terms of the change of control. Any such options that are assumed by our successor corporation shall be subject to adjustment, both as to the number of shares and as to the exercise price. Each option that is accelerated in connection with a hostile takeover shall remain exercisable until its expiration date or sooner termination of the option term. Upon the occurrence of a hostile takeover, our directors will have a thirty day period in which to surrender their options in return for a cash distribution.

Stock Option Grants in 2004

In 2004, in accordance with the Automatic Option Grant Program of the Amended 2000 Plan, we granted each of our non-employee directors, excluding our Chairman, options to purchase 2,500 shares of our common stock on each of the following dates on which we held regularly scheduled quarterly board meetings:

•	February 10, 2004 at an exercise price per share of $5.72;

•	May 7, 2004 at an exercise price per share of $5.56;

•	August 3, 2004 at an exercise price per share of $5.94; and

•	November 2, 2004 at an exercise price per share of $5.46.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and certain of our executive officers under which we have agreed to indemnify them and advance expenses on their behalf to the fullest extent permitted by Delaware law, our Amended and Restated Certificate of Incorporation, and our Amended and Restated By-laws.

Employment Agreements

We have entered into employment agreements with each of Peter A. Forman, our President and Chief Executive Officer; Jonathan Stern, our Chief Financial Officer; Michael Pollack, our former

General Manager of Corporate Services; Monica Schulze-Hodges, our General Manager of Retail, Roni A. Jacobson, our General Counsel, and Alan Kipust, our Senior Vice President. In connection with the resignation of Mr. Pollack, we entered into a Separation Agreement and General Release with him.

Peter A. Forman

We have entered into an employment agreement dated as of June 16, 2003 with Peter A. Forman which provides for a two year term of employment as our President and Chief Executive Officer. In February 2005, Mr. Forman informed the Company's board of directors that he will not seek renewal of his employment agreement upon the expiration of its term on June 16, 2005 and agreed to step down prior to June 16, 2003 if and when his successor has been hired and indicates that he or she is ready to assume the position of Chief Executive Officer. The Company agreed that such notice shall be a notice of termination of employment by Mr. Forman for good reason (as defined in his employment agreement).

Under the terms of the agreement, Mr. Forman receives an annual base salary of $300,000, a minimum annual bonus of $100,000 per year, a discretionary annual bonus equal to 3% of our earnings before interest and taxes ("EBIT") between $7 and $25 million and 5% of EBIT over $25 million and certain other benefits such as medical and dental coverage, short and long term disability and life insurance. In the event of certain extraordinary corporate transactions (such as mergers, consolidations or spin-offs), the Compensation Committee has the authority to limit any annual bonus to $1 million.

Pursuant to the agreement we agreed to grant Mr. Forman an option to purchase a number of shares of common stock of the Company equal to 1.375 percent of our outstanding shares of common stock (including all shares underlying outstanding warrants, but excluding outstanding employee and director options and excluding shares repurchased in a stock repurchase or redemption, if applicable) on the earlier to occur of December 31, 2003 or the occurrence of certain events, including the announcement by the Company of one or more stock repurchases or redemptions of an aggregate of $120 million. Accordingly, on August 1, 2003, the Company granted Mr. Forman options to purchase 350,095 shares at an exercise price of $6.30 per share. The per share exercise price was determined in accordance with the agreement and was equal to the closing price on the first full trading day following the announcement of our self tender offer. The option began vesting on December 16, 2003 and shall vest and become exercisable each month in 1/30th increments. As a result of Mr. Forman's termination of employment for good reason, the option will immediately vest and become fully exercisable (and remain exercisable for 6 months) upon termination of his employment. Under his agreement, Mr. Forman has also been eligible for additional annual grants of stock options, at the sole discretion of the Compensation Committee.

In addition, as of the date of termination of Mr. Forman's employment by Mr. Forman for good reason, we will be required to pay him all accrued but unpaid salary, bonus and benefits and any accrued but unused vacation as of the date of termination (the "Accrued Obligations") and a lump sum amount equal to the greater of one year's salary, or 1/12 of one year's salary times the number of months remaining in his employment term. He will also be entitled to medical and dental benefits for himself and his eligible dependents under COBRA for a period of 18 months following the date of termination to be paid by us. Mr. Forman is also entitled to an additional payment in order to compensate him for any "golden parachute" excise tax that he incurs as a result of receiving the severance payments and benefits provided for in the employment agreement.

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

Jonathan Stern

We have a letter agreement dated as of June 11, 2002 with Mr. Stern which confirms the terms of his employment. The letter agreement provides that his employment will be "at will" and may be terminated at any time by either party. Mr. Stern is entitled to an annual salary of $250,000, which will be reviewed on an annual basis and an annual bonus of up to $150,000, which may be paid 50% in cash and 50% in fully-vested shares of common stock. In connection with Mr. Stern's employment with us, we granted him options to purchase an aggregate of 350,000 shares of common stock, of which:

•	options to purchase 150,000 shares have an exercise price of $7.48;

•	options to purchase 100,000 shares have an exercise price of $7.24; and

•	options to purchase 100,000 shares have an exercise price of $4.72.

These stock options began vesting on December 11, 2002 and vest in equal monthly amounts over a 42-month period, for as long as Mr. Stern is employed by us. In the event that he is terminated without cause or resigns with good reason following a change in control, each option will accelerate, vest and become exercisable in full on the effective date of his termination.

On March 8, 2003, we granted Mr. Stern options to purchase 50,000 shares of our common stock at an exercise price of $5.27 per share. The options began vesting on September 8, 2003 and vest in 42 equal monthly installments. In the event that Mr. Stern is terminated without cause or resigns with good reason following a change in control, this option will accelerate, vest and become exercisable in full on the effective date of his termination.

On May 8, 2003, we amended Mr. Stern's letter agreement to provide that if Mr. Stern's employment with us is terminated without cause or by him for good reason at any time, he will receive his base salary in effect at the time of such termination or resignation for a period of twelve months from the date of such termination or resignation. In addition, Mr. Stern's medical coverage will be continued for such twelve month period at our expense.

In March 2004 and March 2005, we amended Mr. Stern's letter agreement to provide a raise of $10,000 and $7,800, respectively, bringing his total salary to $267,800. Effective March 9, 2005, we further amended Section 3 of the Mr. Stern's letter agreement to modify his bonus eligibility for the year ended December 31, 2004 pursuant to which he received a bonus for such year of $157,686.

Michael Pollack

On September 24, 2004, we entered into a Separation Agreement and General Release with Mr. Pollack, which effectively terminated Mr. Pollack's prior employment arrangement with the Company. Mr. Pollack agreed to continue to perform his then current duties through October 15, 2004 and from October 16, 2004 through December 31, 2004 (the "Termination Date"), he agreed continue to perform duties necessary to transition his job responsibilities to one or more employees designated by the Company. Subject to compliance with the terms of the agreement, within ten (10) days of the Termination Date, the Company agreed to pay Mr. Pollack a lump sum payment in the amount of $50,000, which amount represents three (3) months salary at his then current rate of pay, as well as his 2004 minimum bonus of $50,000, each less statutory deductions and withholdings.

Prior to the termination of his employment, Mr. Pollack's employment with us was governed by a letter agreement dated June 8, 2001. The letter agreement provided that his employment would be "at will" and might be terminated at any time by either party. Under the agreement, Mr. Pollack was entitled to an annual base salary of $200,000 and an annual bonus of up to $150,000. Pursuant to this agreement, we granted Mr. Pollack options to purchase 120,000 shares of our common stock at an exercise price per share of $12.96. These options began vesting on January 17, 2002 and vested in 1/42 increments on a monthly basis through the termination of his employment, at which time they were cancelled. Pursuant to this agreement, on June 11, 2001, we also issued Mr. Pollack 5,587 restricted shares of our common stock at a purchase price of $0.0001 per share. The restriction on these shares expired on June 11, 2004.

In connection with the grant of restricted shares on June 11, 2001 we loaned Mr. Pollack $17,277.82 for the payment of income taxes and agreed to forgive the principal and interest due under the loan in three equal annual installments, which commenced on the first anniversary of Mr. Pollack's start date. The loan accrued interest at a rate of 3.93% per annum, compounded annually and became due and payable in full on June 11, 2004.

On March 8, 2003, we entered into a Retention Bonus Letter Agreement with Mr. Pollack pursuant to which Mr. Pollack received a retention bonus of $25,000 in August 2003.

On May 23, 2003, we entered into a letter agreement with Mr. Pollack amending certain terms of our June 8, 2001 letter agreement with him. Based on his achievement of a series of performance goals, Mr. Pollack became entitled to receive a minimum bonus for the 2004 fiscal year of $50,000. Also pursuant to this amendment, for the 2003 fiscal year only, Mr. Pollack was eligible for a quarterly bonus of $35,000 for achieving certain goals in each of the second, third and fourth quarters and an additional retention bonus of $15,000 if he remained employed by us through September 30, 2003. Under this amendment, if Mr. Pollack's employment with us were terminated without cause or by him for good reason at any time, he would be entitled to receive his base salary for a period of three months from the effective date of his termination. In addition, if we were to terminate Mr. Pollack's employment without cause prior to December 31, 2004, he would be entitled to receive the 2004 minimum bonus.

On June 25, 2003, Mr. Pollack was granted options to purchase 25,000 shares of our common stock at an exercise price of $5.87 a share. The options began vesting on November 23, 2003 and vested in 1/42 increments on a monthly basis through the termination of his employment, at which time the unexercised portion was cancelled.

Monica Schulze-Hodges

We have a letter agreement dated August 6, 2003 with Ms. Schulze-Hodges which confirms the terms of her employment. The letter agreement provides that her employment will be "at will" and may be terminated at any time by either party. Pursuant to the terms of the agreement, Ms. Schulze-Hodges was entitled to an annual base salary of $190,000 and an annual bonus of up to 35% of her base salary to be determined based on her and the company's performance. Pursuant to this agreement, we also granted Ms. Schulze-Hodges options to purchase 75,000 shares of our common stock at an exercise price per share of $5.11. These options began vesting on March 2, 2004 and vest in 42 equal monthly installments.

In June 2004 and March 2005, we amended Ms. Schulze-Hodge's letter agreement to provide increases to her base salary of $10,000 and $6,000, respectively, bringing her total base salary to $206,000. We further amended Ms. Schulze-Hodges' letter agreement to modify her bonus eligibility for the year ended December 31, 2004 pursuant to which she received a bonus for such year of $106,681.

Roni A. Jacobson

We have a letter agreement dated January 31, 2000 with Ms. Jacobson which confirms the terms of her employment in the position of Associate General Counsel. The letter agreement provides that her employment will be "at will" and may be terminated at any time by either party. Pursuant to the terms of the agreement, Ms. Jacobson was entitled to an annual salary of $100,000. Pursuant to this agreement, we also granted Ms. Jacobson options to purchase 35,000 shares of our common stock (after giving effect to a 3.5 for 1 stock split) at an exercise price per share of $12.86. These options began vesting on April 30, 2000 and vest in 42 equal monthly installments.

On August 15, 2003, Ms. Jacobson accepted the position of General Counsel of the Company. In January 2001, April 2001, March 2002, July 2003, June 2004 and March 2005, we amended Ms. Jacobson's letter agreement to provide increases in her base salary of $25,000, $5,000, $20,000, $25,000, $25,000 and $1,500, respectively, bringing her total base salary to $201,500.

On March 7, 2001, May 2, 2002, April 2, 2003 and July 9, 2004 we granted Ms. Jacobson options to purchase 30,000, 21,000, 16,000 and 75,000 shares of our common stock, respectively, at exercise prices of $6.28, $8.76, $5.46 and $5.58 per share, respectively. With the exception of the March 7, 2001 options, which began vesting immediately, the options began vesting six months after the date of grant and vest in 42 equal monthly installments.

Alan Kipust

We have a letter agreement dated November 15, 2002 with Mr. Kipust which confirms the terms of his employment. The letter agreement provides that his employment will be "at will" and may be terminated at any time by either party. Pursuant to the terms of the agreement, Mr. Kipust was entitled to an annual salary of $175,000 and an annual bonus of at least $75,000 to be determined based on his performance. If we terminate Mr. Kipust's employment without cause prior to the payment of bonuses, Mr. Kipust is eligible to receive a pro rated bonus based upon the number of months he worked in the fiscal year of termination. Pursuant to this agreement, we also granted Mr. Kipust options to purchase 125,000 shares of our common stock at an exercise price per share of $4.40. These options began vesting on May 15, 2003 and vest in 42 equal monthly installments.

On March 8, 2003 we granted Mr. Kipust options to purchase 20,000 shares of our common stock at an exercise price of $5.27 per share. The options began vesting on September 8, 2003 and vest in 42 equal monthly installments. In the event that Mr. Kipust is terminated without cause, these options will accelerate, vest and become exercisable in full on the effective date of his termination.

On November 19, 2003, we amended Mr. Kipust's letter agreement to change his annual base salary to $200,000 and his annual bonus to at least $50,000 to be determined based on his performance.

Executive Change in Control Severance Program

On November 11, 2004, we implemented of an Executive Change in Control Severance Program. This Program is substantially similar to an Executive Change in Control Severance Program that the Company adopted in March 2003, which expired in May 2004. Under the terms of the current Program, if within one year following a change in control or effective change in control (each as defined under the Program) that occurs on or prior to May 31, 2005, a participant's employment with us is terminated (1) by us other than for cause, by reason of the participant's death or by reason of the participant's disability or (2) by the participant for good reason, the participant will be entitled to separation benefits of 12 months' base salary (in the event of a change in control) or five months' base salary (in the event of an effective change in control), subject to a participant's execution and non-revocation of a release.

The Program cannot be amended in any manner that is adverse to the interests of a participant or terminated within one year following the date of its adoption or following a change in control or effective change in control. Any successor of Register.com or its businesses will be bound by the terms of the Program in the same manner and to the same extent that we would be obligated to perform our duties if no succession had taken place. The cash severance benefits payable under the terms of the Program will be reduced by other severance benefits payable under any plan, program, policy, practice, agreement or arrangement between the participant and Register.com.

The following executives became participants in the Program in the initial implementation: Ian Fish (Director, Product Management), Monica Schulze-Hodges (General Manager, Retail), Roni Jacobson (General Counsel), Alan Kipust (Senior Vice President of Operations), Stephanie Marks (Vice President, Investor Relations & Corporate Communications), Sushant Mohanty (Chief Information Officer), David Saias (Vice President, Sales), Stephen Smith (Vice President, Business Development) and Jonathan Stern (Chief Financial Officer). Stuart Horowitz (Vice President – Human Resources) and Kanchan Mahtre (Director of Operations – Corporate Services) became participants in the Program on April 29, 2005.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of three directors, Jim Rosenthal, Reginald Van Lee and James A. Mitarotonda. No interlocking relationship has existed between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

Notwithstanding anything to the contrary set forth in any of the Company's previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by the Company under those statutes reference to the independence of the Audit Committee members is not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 25, 2005, by (1) each Named Executive Officer, (2) each director, (3) all directors and executive officers as a group, and (4) each person (or group) that beneficially owns more than 5% of our common stock. Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 575 Eighth Avenue, 8th Floor, New York, NY 10018.

	Shares Beneficially Owned**
	Number	Percent
Peter A. Forman (1)	1,895,367	7.8%
Mitchell I. Quain (2)	484,900	2.0%
Niles H. Cohen (3)	217,445	*
Dewain K. Cross (4)	37,500	*
James A. Mitarotonda (5)	452,635	1.9%
Stanley Morten (6)	40,000	*
Jim Rosenthal (7)	97,483	*
Reginald Van Lee (8)	111,950	*
Jonathan Stern (9)	284,525	1.2%
Michael Pollack (10)	5,587	*
Monica Schulze-Hodges (11)	28,572	*
Roni Jacobson (12)	102,907	*
Alan Kipust (13)	77,353	*
All directors and executive officers as a group (14 persons) (14)	3,843,368	15.8%

Richard D. Forman RDF Ventures, LLC (15)	2,170,103	8.9%
Barington Companies Equity Partners, L.P. Barington Companies Offshore Fund, Ltd. (BVI) Starboard Value & Opportunity Fund, LLC Parche, LLC (16)	1,883,292	7.8%
The Clark Estates, Inc. (17)	1,794,400	7.4%
Kennedy Capital Management, Inc. (18)	1,379,438	5.7%
Sheffield Asset Management, L.L.C.(19)	1,220,600	5.0%

*	Represents less than 1%.

**	Gives effect to the shares of common stock issuable upon the exercise of all options exercisable within 60 days of April 25, 2005 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 24,251,426 shares of our common stock outstanding as of April 25, 2005.

(1)	Includes 1,345,127 shares of common stock held by Forman Capital Management, LLC, of which Mr. Forman is the managing member, warrants exercisable within 60 days to purchase

308,515 shares of common stock at an exercise price of $0.97 per share and options exercisable within sixty days to purchase 241,725 shares of common stock at a weighted average price of $6.38.

(2)	Includes 7,400 shares held in trust for Mr. Quain's children and options exercisable within sixty days to purchase 477,500 shares of common stock at a weighted average price of $4.64.

(3)	Includes options exercisable within sixty days to purchase 20,000 shares of common stock at a weighted average price of $5.77.

(4)	Consists of options exercisable within sixty days to purchase 37,500 shares of common stock at a weighted average price of $5.43.

(5)	Includes 405,179 shares of common stock held by Barington Companies Equity Partners, L.P. ("Barington") and 27,456 shares held by Barington Companies Offshore Fund, Ltd. (BVI) (the "Barington Fund"). Mr. Mitarotonda is the President and Chief Executive Officer of Barington Companies Investors, LLC ("Barington Investors"), which is the general partner of Barington and, accordingly, Mr. Mitarotonda has the power to vote and dispose of the shares owned by the Barington. Mr. Mitarotonda is the sole stockholder and director of LNA Capital Corp. ("LNA"), which is the general partner of Barington Capital Group, L.P. ("Barington Capital"), which is the managing member of Barington Companies Advisors, LLC ("Barington Advisors"), which is the investment advisor of the Barington Fund and accordingly, Mr. Mitarotonda has the power to vote and dispose of the shares owned by the Barington Fund. Barington Capital is also the majority member of Barington Investors so through this relationship, Mr. Mitarotonda may also be deemed to beneficially own the shares held by Barington. Also includes options held by Mr. Mitarotonda which are exercisable within sixty days to purchase 20,000 shares of Common Stock at a weighted average price of $5.77.

(6)	Consists of options exercisable within sixty days to purchase 40,000 shares of Common Stock at a weighted average price of $4.89.

(7)	Includes options exercisable within sixty days to purchase 92,500 shares of common stock at a weighted average price of $10.58.

(8)	Consists of options exercisable within sixty days to purchase 111,950 shares of common stock at a weighted average price of $14.33.

(9)	Consists of options exercisable within sixty days to purchase 284,525 shares of common stock at a weighted average price of $6.49.

(10)	Based on our transfer agent records. Mr. Pollack's position with the Company was terminated as of December 31, 2004.

(11)	Consists of options exercisable within sixty days to purchase 28,572 shares of common stock at a weighted average price of $5.11.

(12)	Includes options exercisable within sixty days to purchase 99,713 shares of common stock at a weighted average price of $8.85.

(13)	Includes options exercisable within sixty days to purchase 75,953 shares of common stock at a weighted average price of $4.52.

(14)	Includes: Niles H. Cohen, Dewain K. Cross, Peter A. Forman, James A. Mitarotonda, Stanley Morten, Mitchell I. Quain, Jim Rosenthal, Reginald Van Lee, Jonathan Stern, Michael Pollack, Monica Schulze-Hodges, Roni A. Jacobson, Alan Kipust and David Saias.

(15)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2005 by Richard D. Forman, a former director, and RDF Ventures, LLC and the subsequent exercise of warrants identified therein. Includes 1,487,977 shares of common stock held by RDF Ventures LLC, of which Mr. R. Forman is the managing member, 18,836 shares of common stock held by the RDF 1999 Family Trust, stock options to purchase 5,000 shares of common stock held by Mr. R. Forman and 598,249 shares of common stock held by Mr. R. Forman. Mr. R. Forman disclaims beneficial ownership of the shares held by the RDF 1999 Family Trust.

(16)	On February 9, 2005, Barington, Barington Investors, Barington Fund, Barington Advisors, Barington Capital, LNA, Mr. Mitarotonda, Starboard Value & Opportunity Fund, LLC ("Starboard"), Parche, LLC ("Parche"), Admiral Advisors, LLC ("Admiral"), Ramius Capital Group, LLC ("Ramius"), C4S & Co., LLC ("C4S"), Mr. Peter A. Cohen ("Cohen"), Mr. Morgan B. Stark ("Stark"), Mr. Jeffrey M. Solomon ("Solomon") and Mr. Thomas W. Strauss ("Strauss") jointly filed an amendment to Schedule 13D with the Securities and Exchange Commission reporting combined ownership of 1,883,292 shares of our common stock. According to this Schedule 13D, Barington owns 405,179 shares, Barington Fund owns 27,456 shares, Starboard owns 1,013,280 shares and Parche owns 437,377 shares. Mr. Mitarotonda, one of our directors, is the President and Chief Executive Officer of Barington Investors, which is the general partner of Barington and, accordingly, Mr. Mitarotonda and Barington Investors have the power to vote and dispose of the shares owned by Barington. Mr. Mitarotonda is the sole stockholder and director of LNA, which is the general partner of Barington Capital, which is the managing member of Barington Advisors, which is the investment advisor of Barington Fund and accordingly, Mr. Mitarotonda, LNA, Barington Capital and Barington Advisors each have the power to vote and dispose of the shares owned by the Barington Fund. Barington Capital is also the majority member of Barington Investors so through this relationship, Mr. Mitarotonda, LNA and Barington Capital may also be deemed to beneficially own the shares held by Barington. C4S is the managing member of Ramius, which is the sole member of Admiral, which is the managing member of each of Starboard and Parche and, accordingly, C4S, Ramius and Admiral each have the power to vote and dispose of the shares owned by Starboard and Parche. The managing member of each of Starboard and Parche is Admiral. Messrs. Cohen, Stark, Solomon and Strauss are the managing members of C4S and accordingly, each shares the power to vote and dispose of the shares owned by Starboard and Parche. Messrs. Cohen, Stark, Solomon and Strauss disclaim beneficial ownership of such shares. Barington's principal business address is 888 Seventh Avenue, 17th Floor, New York, NY 10019. Barington Fund's principal business address is c/o Bison Financial Services LTD, Bison Court Road Town, Tortola, British Virgin Islands. Starboard's and Parche's principal business address is 666 Third Avenue, 26th Floor, New York, NY 10017.

(17)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2005 by The Clark Estates, Inc. ("Clark Estates"). Clark Estates' principal business address is One Rockefeller Plaza, 31st Floor, New York, NY 10020.

(18)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 15, 2005 by Kennedy Capital Management, Inc. ("Kennedy"). Kennedy's principal business address is 10829 Olive Blvd., St. Louis, MO 63141.

(19)	Based on a Schedule 13G filed with the Securities and Exchange Commission on April 28, 2005 by Sheffield Asset Management, L.L.C. ("SAM"), Sheffield Partners, L.P. ("SPLP"), Sheffield Institutional Partners, L.P. ("SIPLP") and Sheffield International Partners, Ltd. ("SIPLTD", together with SAM, SPLP and SIPLP, "Sheffield"). According to Sheffield's Schedule 13G, SAM beneficially owns and has shared voting and dispositive power with respect to 1,220,600 shares of our common stock, SPLP beneficially owns and has shared voting and dispositive power with respect to 434,652 shares of our common stock, SIPLP beneficially owns and has shared voting and dispositive power with respect to 356,791 shares of our common stock and SIPLTD beneficially owns and has shared voting and dispositive power with respect to 429,157 shares of our common stock. Sheffield's principal business address is 227 W. Monroe, Suite 4800, Chicago, Illinois 60606.

Equity Compensation Plan Information

This information is included under Item 5 under the same caption and such information is incorporated by reference into this Item 12.

Potential Change in Control

On February 6, 2005, the Company entered into an agreement (the "2005 Agreement") with Barington Companies Equity Partners, L.P. ("Barington") that provides that unless all of the following occur, the Company must set the date for its 2005 Annual Meeting of Stockholders no earlier than July 20, 2005:

(1) one new director is recommended by the Nominating Committee of the Board for appointment to the Board and such nominee is so appointed by February 15, 2005;

(2) a second new director is recommended by the Nominating Committee of the Board for appointment to the Board and such nominee is so appointed by February 28, 2005; and

(3) a candidate to succeed the Company's current Chief Executive Officer is recommended by a newly constituted search committee of the Company's Board and the Board approves the appointment of such candidate by March 30, 2005 (with the term of such candidate's employment to commence within 30 days of such approval or another date determined unanimously by the Board).

The 2005 Agreement also amended an earlier agreement (see description below) between the Company and a stockholder group led by Barington by increasing the standstill limitation on the ownership of the Company's common stock by such group from 8% to 15% of the Company's outstanding shares.

Although the nominating committee had commenced the search process, the Company did not meet the initial target date for appointing a new director by February 15, 2005 and did not satisfy the other targets set forth in the 2005 Agreement. As a result, to the extent not otherwise modified, the 2005 Agreement requires the Company to set the date for its 2005 annual meeting at no earlier than July 20, 2005. A practical effect of holding the annual meeting on or after July 20, 2005 is that, subject to compliance with the Company's by-laws, Barington (or any other stockholder) could nominate an alternate slate of directors to replace some or all of the Company's existing directors at the 2005 annual meeting, which, if successful, could result in a change of control of the Company.

Item 13.    Certain Relationships and Related Transactions.

On June 9, 2003, we entered into an Agreement (the "2003 Agreement") with a group of stockholders led by Barington that is made up of Barington, RCM Acquisition Co., LLC, Jewelcor Management, Inc., RCG Ambrose Master Fund, Ltd., Ramius Securities, LLC, James A. Mitarotonda and Seymour Holtzman. Mr. Mitarotonda, who is currently a director of the Company, is the Chairman of the Board, President and Chief Executive Officer of Barington and is the managing member of the general partner of Barington. Under the terms of the 2003 Agreement, we agreed to include Mr. Mitarotonda in our Board of Directors' slate of nominees for election as a director at the 2003 and 2004 Annual Meeting, subject to certain conditions. In addition, we agreed to distribute an aggregate of $120 million in cash to our stockholders by means of dividend, repurchase of shares, or a combination, which we did in September 2003. The 2003 Agreement also provided that Barington withdraw its proposed proxy contest in connection with the 2003 Annual Meeting. In addition, we reimbursed Barington in the amount of $175,000 for its out-of-pocket expenses incurred in connection with the potential proxy contest. As noted above, the 2005 Agreement with Barington amended the 2003 Agreement by increasing the standstill limitation on the ownership of the Company's voting securities by such group from 8% to 15% of the Company's outstanding shares. See discussion of the 2005 Agreement in Item 12 —Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Changes in Control.

On December 20, 2001 we made a three year loan to Walter Meffert, Jr., our former Chief Technology Officer, in the amount of $39,394 for the payment of income taxes in connection with restricted shares we granted him on November 12, 2001. The loan accrued interest at a rate of 3.93% per annum, compounded annually and became due and payable in full on November 12, 2004. Under the terms of the loan, we agreed to forgive the principal and interest due under the loan in three equal annual installments, commencing on the first anniversary of Mr. Meffert's start date, provided he remained employed by us. We forgave the first and second annual installments of the loan, and in connection with a Separation Agreement and General Release, dated April 23, 2004, between the Company and Mr. Meffert, the remaining restricted shares were cancelled and the unpaid principal and interest due under the loan was forgiven in full. In addition, in March 2002 we entered into another three year loan with Mr. Meffert in the amount of $35,975 to cover his relocation costs when he joined us. The loan became due and payable in full in March 2005 and did not accrue interest. Under the terms of the loan we agreed to forgive the principal due under the relocation loan in three equal annual installments, commencing on the first anniversary of the loan date, provided Mr. Meffert remained employed by us. We forgave the first and second annual installments of the loan, and in connection with a Separation Agreement and General Release, dated April 23, 2004, between the Company and Mr. Meffert, the unpaid principal and interest due under the loan was forgiven in full.

On June 11, 2001, we made a three year loan to Michael Pollack, in the amount of $17,277.82 for the payment of income taxes in connection with restricted shares we granted him on June 11, 2001. The loan accrued interest at a rate of 3.93% per annum, compounded annually and became due and payable in full on June 11, 2004. Under the terms of the loan we forgave the principal and interest due under the loan in three equal annual installments, which commenced on the first anniversary of Mr. Pollack's start date.

On February 7, 2005 we issued 393,050 shares of our common stock to Richard D. Forman, our former director and shareholder of 8.9% of our common stock, upon exercise of an outstanding warrant. The exercise price ($381,258 or $0.97 per share) was paid to us by Mr. R. Forman's tender of 60,041 shares of our common stock. The tendered shares were valued at $6.35 per share (the fair market value) in accordance with the terms of the warrant. Mr. R. Forman is the brother of Peter Forman, our President and Chief Executive Officer.

Item 14.    Principal Accountant Fees and Services

In addition to retaining PricewaterhouseCoopers LLP to audit our financial statements, we engage PricewaterhouseCoopers LLP to perform other services from time to time. The following table sets forth the aggregate fees paid or accrued for audit and other services provided by PricewaterhouseCoopers LLP for the past two fiscal years.

Type of Fee	2004	2003
Audit Fees (1)	$3,083,000	$848,000
Audit-Related Fees (2)	$72,000	$465,000
Tax Fees (3)	$207,000	$288,000
All Other Fees	—	—
Total Fees For Services Provided	$3,362,000	$1,601,000

(1)	Includes fees primarily for the annual audit (including required quarterly reviews), the audit of management's assessment of internal control over financial reporting, audit procedures related to the restatement of the prior years' financial statements and services in connection with the Form S-8 registration statement and other SEC matters.

(2)	Includes fees primarily for employee benefit plan audits, due diligence related to potential mergers and acquisitions, accounting consultations in connection with potential acquisitions, advice relating to financial accounting and reporting standards, internal control reviews, and attest services that are not required by statute or regulation.

(3)	Includes fees primarily for tax compliance, tax advice, tax audits and tax planning of $207,000 and $170,000 in 2004 and 2003, respectively, and other tax advice relating to the Company's September 2003 self-tender offer of common stock of $118,000 in 2003.

Pre-approval Policies and Procedures

Effective as of May 4, 2004, the Audit Committee established a pre-approval policy pursuant to which it has granted its approval for the Company's independent auditor's to perform certain audit-related and tax services up to specified aggregate fee levels for each service. However, the Audit Committee must specifically pre-approve the terms of the annual audit services engagement, including the attestation engagement for the independent auditor's report on management's report on internal controls for financial reporting. Under the pre-approval policy, the Audit Committee must revise the list of pre-approved services annually. The Audit Committee's policy also provides that any proposed services that are not pre-approved pursuant to the policy, as well as any proposed services that exceed pre-approved fee levels established in the policy, will require the Audit Committee's separate pre-approval. In addition, the Audit Committee may delegate pre-approval authority to one or more of its members, who must report, for information purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee also delegated specific pre-approval authority up to certain fee levels to its Chair. None of the services described above were approved by the Audit Committee under the de minimis exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

Auditor Independence

The Audit Committee has considered whether provision of the non-audit services described above is compatible with maintaining the independent auditor's independence and has determined that these services have not adversely affected PricewaterhouseCoopers LLP's independence.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements.

The financial statements as set forth under Item 8 of this report are incorporated herein by reference.

2.    Financial Statement Schedules.

The Valuation and Qualifying Account Schedule as set forth under Item 8 of this report is incorporated herein by reference.

3.    Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-93533).
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-93533).
3.4	Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
4.1	Specimen common stock certificate (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.2	See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining the rights of holders of Common Stock (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.3	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
4.4	Registration Rights Agreement dated June 4, 2000 (incorporated by reference to Exhibit 4.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
4.5	Registration Rights Agreement dated September 15, 2000 (incorporated by reference to Exhibit 4.3.3 of Registrant Current Report on Form 8-K dated September 29, 2000).
4.6	Certificate of designations, preferences and relative, participating, optional and other special rights of preferred stock and qualifications, limitations and restrictions of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 of Registration Statement No. 333-93533).
4.7	Form of warrant to purchase common stock issued to Series A Convertible Preferred Stockholders (incorporated by reference to Exhibit 4.6.1 of Registration Statement No. 333-93533).

Exhibit Number	Description
4.8	Form of warrant to purchase common stock issued to Niles H. Cohen and Zachary Prensky (incorporated by reference to Exhibit 4.6.4 of Registration Statement No. 333-93533).
4.9*	Form of Amended and Restated Common Stock Purchase Warrant -- Series A issued to Richard D. Forman, Peter A. Forman, Dan Levine and Capital Express LLC (incorporated by reference to Exhibit 4.6.5 of Registration Statement No. 333-93533).
4.10	Warrants to purchase common stock issued to Legg Mason Wood Walker, Incorporated (incorporated by reference to Exhibit 4.6.6 of Registration Statement No. 333-93533).
4.11	Form of warrant to purchase common stock issued to consultants (incorporated by reference to Exhibit 4.6.7 of Registration Statement No. 333-93533).
4.12*	Employee Stock Option Certificate issued to Richard D. Forman (incorporated by reference to Exhibit 4.7.1 of Registration Statement No. 333-93533).
4.13*	Stock Issuance Agreement, dated March 20, 2002, with Walt Meffert, Jr. (incorporated by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
4.14*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 4.10 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.15	Rights Agreement, dated as of October 28, 2002, between Register.com, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation of Rights, Preferences and Privileges of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated October 29, 2002).
10.1	1997 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.2	1999 Stock Option Plan (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.3	Registrar Accreditation Agreement, dated November 30, 1999, by and between ICANN and Register.com, Inc (incorporated by reference to the identically numbered exhibit of Registration Statement No. 333-93533).
10.4	Registrar Accreditation Agreement, dated April 27, 2000, by and between ICANN and Register.com, Inc (incorporated by reference to Exhibit 10.3.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2000).
10.5	Registrar License and Agreement, dated December 13, 1999, by and between Network Solutions, Inc. and Register.com, Inc (incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-93533).
10.6	Lease between Pennbus Realties, Inc. and Forman Interactive Corp (incorporated by reference to Exhibit 10.5 of Registration Statement No. 333-93533).
10.7	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Registration Statement No. 333-93533).
10.8	Amended and Restated 2000 Stock Incentive Plan (effective as of March 22, 2002) (incorporated by reference to Exhibit 10.6.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description
10.9*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-93533).
10.10	Lease between Yarmouth Area Industrial Commission and RCOM Canada, Corp (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2001).
10.11*	Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern (incorporated by reference to Exhibit 10.23 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.12*	Employment Agreement by and between Register.com and Mitchell Quain, dated November 25, 2002 (incorporated by reference to Exhibit 10.24 of Registrant's Current Report on Form 8-K dated November 25, 2002).
10.13*	Form of Indemnification Agreement between the Company and certain executive officers and directors (incorporated by reference to Exhibit 10.26 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
10.20*	Offer Letter, dated June 8, 2001 with Michael Pollack (incorporated by reference to Exhibit 10.28 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
10.21*	Promissory Note, dated June 11, 2001 with Michael Pollack (incorporated by reference to Exhibit d (9) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.22*	Stock Issuance Agreement with Michael Pollack (incorporated by reference to Exhibit d (10) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.23*	Stock Option Agreement with Mitchell I. Quain (incorporated by reference to Exhibit d (12) of the Registrant's Schedule T-O filed with the SEC on December 16, 2002).
10.24*	Stock Option Agreement with Jonathan Stern (incorporated by reference to Exhibit 10.32 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.25*	Restricted Stock Agreement with Jack S. Levy, effective as of March 8, 2003 (incorporated by reference to Exhibit 10.33 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.26*	Form of Executive Change in Control Severance Program (incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.27*	Form of U.S. Director-level Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.28*	Form of U.S. Employee Change in Control Severance Program (incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.29*	Form of Change in Control Voluntary Termination Benefits Letter with Executives (incorporated by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).

Exhibit Number	Description
10.30*	Form of Retention Bonus Letter Agreement with Executives who are party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.38 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.31*	Form of Retention Bonus Letter Agreement with Executives who are not party to the Change in Control Voluntary Termination Benefits Letter (incorporated by reference to Exhibit 10.39 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.32*	Amendment to Letter Agreement of Employment with Jonathan Stern, dated May 8, 2003 (incorporated by reference to Exhibit 10.40 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.33*	Retention Bonus Letter Agreement with Jonathan Stern, dated May 13, 2003 (incorporated by reference to Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2003).
10.34	Agreement, dated June 9, 2003, among Register.com, Inc., Barington Companies Equity Partners, L.P. and the other parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.42 of Registrant's Current Report on Form 8-K dated June 10, 2003).
10.35*	Employment Agreement, dated June 16, 2003, with Peter A. Forman (incorporated by reference to Exhibit 10.43 of Registrant's Current Report on Form 8-K dated June 17, 2003).
10.36*	Amendment to Letter Agreement of Employment with Michael D. Pollack, dated May 23, 2003 (incorporated by reference to Exhibit (d)(1)(T) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.37*	Letter Agreement of Employment, dated as of November 15, 2002, with Alan Kipust (incorporated by reference to Exhibit (d)(1)(CC) of Registrant's Schedule T-O filed with the SEC on August 5, 2003).
10.38*	Letter of Agreement of Employment, dated August 6, 2003, with Monica Schulze Hodges (incorporated by reference to Exhibit (d)(1)(EE) of Registrant's Schedule T-O/A filed with the SEC on August 14, 2003).
10.39*	Amendment to Letter Agreement of Employment, dated as of November 19, 2003, with Alan Kipust (incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
10.40*	Separation Agreement and General Release with Walt Meffert Jr. dated April 23, 2004 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2004).
10.41*	Offer Letter with Sushant Mohanty dated September 9, 2002 (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2004).
10.42*	Amendment dated April 26, 2004 to Offer Letter with Sushant Mohanty (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2004).
10.43*	Separation Agreement and General Release between Register.com, Inc. and Michael Pollack dated September 24, 2004 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated September 30, 2004).

Exhibit Number	Description
10.44	Agreement dated February 6, 2005 between Register.com, Inc. and Barington Companies Equity Partners, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated February 6, 2005).
10.45*	Notice of Nonrenewal dated February 6, 2005 between Register.com, Inc. and Peter A. Forman (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated February 6, 2005).
10.46	Registrar Accreditation Agreement Extension Amendment dated April 20, 2005 between Register.com, Inc. and the Internet Corporation for Assigned Names and Numbers (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated April 26, 2005).
10.47*	Letter Agreement of Employment, dated January 31, 2000, with Roni Jacobson.
10.48*	Summary of Oral Amendments to Letter Agreement of Employment, dated January 31, 2000, with Roni Jacobson
10.49	Modification of Lease Agreement dated October 2000, between Pennbus Realties, Inc. and Register.com, Inc.
10.50*	Summary of Oral Agreement with Mitchell I. Quain
10.51*	Summary of Oral Amendment to Letter Agreement of Employment, dated as of June 11, 2002, with Jonathan Stern
10.52*	Summary of Oral Amendment to Letter of Agreement of Employment, dated August 6, 2003, with Monica Schulze Hodges
10.53	Stipulation and Agreement of Compromise and Settlement between Register.com, Inc. and Brian Wornow dated July 30 2004.
10.54*	Register.com, Inc. Executive Change in Control Severance Program.
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Peter A. Forman, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by Peter A. Forman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350.
32.2	Certification by Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Register.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 3rd day of May, 2005.

REGISTER.COM, INC.

By: /s/ Peter A. Forman
Peter A. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Forman	President, Chief Executive Officer and Director (Principal Executive Officer)	May 3, 2005

Peter A. Forman

/s/ Jonathan Stern	Chief Financial Officer (Principal Accounting and Financial Officer)	May 3, 2005

Jonathan Stern

/s/ Mitchell I. Quain	Chairman of the Board of Directors	May 3, 2005

Mitchell I. Quain

/s/ Niles H. Cohen	Director	May 3, 2005

Niles H. Cohen

/s/ Dewain K. Cross	Director	May 3, 2005

Dewain K. Cross

/s/ James A. Mitarotonda	Director	May 3, 2005

James A. Mitarotonda

/s/ Stanley Morten	Director	May 3, 2005

Stanley Morten

/s/ Jim Rosenthal	Director	May 3, 2005

Jim Rosenthal

/s/ Reginald Van Lee	Director	May 3, 2005

Reginald Van Lee