Form 10-Q
period 2005-03-31
REGISTER COM INC
filed 2005-05-27
CIK 1091284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes             No

As of May 23, 2005 there were 24,251,426 shares of the registrant's common stock outstanding.

Register.com, Inc.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

Register.com, Inc.
Consolidated Balance Sheet

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$52,349	$52,146
Short-term investments	49,731	47,050
Accounts receivable, less allowance of $1,825 and $1,611, respectively	7,810	6,236
Prepaid expenses	14,423	13,237
Deferred tax assets, net	9,787	3,092
Other current assets	5,772	4,642
Total current assets	139,872	126,403
Fixed assets, net	6,860	7,481
Prepaid expenses, net of current portion	11,711	12,107
Deferred taxes, net	12,939	19,547
Other investments	496	496
Marketable securities – non current	5,897	9,111
Intangible assets, net	1,234	1,359
Other assets	1,438	1,480
Total assets	$180,447	$177,984
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$15,611	$17,463
Deferred revenue	60,358	55,230
Total current liabilities	75,969	72,693
Deferred revenue, noncurrent portion	41,878	43,419
Total liabilities	117,847	116,112
Commitments and contingencies
Stockholders' equity
Preferred stock – $.0001 par value, 5,000,000 shares authorized; none issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock – $.0001 par value, 200,000,000 shares authorized; 24,249,605 and 23,824,797 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	98,858	98,724
Unearned compensation	(113)	(122)
Accumulated other comprehensive income	2,245	2,646
Accumulated deficit	(38,392)	(39,378)
Total stockholders' equity	62,600	61,872
Total liabilities and stockholders' equity	$180,447	$177,984

The accompanying notes are an integral part of these consolidated financial statements.
The information for December 31, 2004 was obtained from audited financial statements but excludes certain disclosures required by generally accepted accounting principles.

Register.com, Inc.
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
		(Restated)
Net revenues	$25,404	$26,308
Cost of revenues	8,081	8,522
Gross profit	17,323	17,786
Operating costs and expenses
Sales and marketing	7,916	7,291
Technology	4,044	4,202
General and administrative	4,281	4,600
Amortization of intangible assets	104	158
Total operating expenses	16,345	16,251
Income from operations	978	1,535
Other income, net	374	359
Income before provision for income taxes..	1,352	1,894
Provision for income taxes	366	674
Net income	$986	$1,220

Basic income per share	$0.04	$0.05
Diluted income per share	$0.04	$0.05
Weighted average number of shares outstanding:
Basic	24,061	23,560
Diluted	25,056	24,909

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2005	2004
		(Restated)
Cash flows from operating activities:	(in thousands)
Net income	$986	$1,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,010	1,005
Compensatory stock options and warrants expense	9	167
Deferred income taxes	(87)	(1,070)
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	(1,545)	75
Prepaid expenses	(790)	528
Deferred revenues	3,587	1,376
Other current assets	(1,193)	(1,656)
Other assets	42	24
Accounts payable and accrued liabilities	(1,886)	1,406
Net cash provided by operating activities	133	3,075
Cash flows from investing activities:
Purchases of fixed assets	(289)	(1,141)
Purchases of investments	(55,733)	(84,159)
Maturities of investments	56,266	85,767
Other investments	—	(100)
Net cash provided by investing activities	244	367
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	134	46
Net cash provided by financing activities	134	46
Effect of exchange rate changes on cash	(308)	(21)
Net increase in cash and cash equivalents	203	3,467
Cash and cash equivalents at beginning of period	52,146	35,741
Cash and cash equivalents at end of period	$52,349	$39,208

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

Restatement

The Company has restated its previously issued consolidated financial statements as of and for the years ended December 31, 2000 through December 31, 2003, for each of the quarterly periods of 2003 and the first three quarters of 2004. The restatement is discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Also, see Note 3 for further information.

Interim Financial Statements

The interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this Report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of its results of operations for the interim periods covered and its financial position at the date of the interim balance sheet. The December 31, 2004 balance sheet was obtained from the audited financial statements at that date. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate for understanding the information presented. Operating results for interim periods are not necessarily indicative of operating results for the entire year. These interim financial statements should be read in conjunction with the Company's December 31, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Cash equivalents reclassification of certain securities as short-term investments

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. The Company maintains its cash balances in highly rated financial institutions. At times, such cash balances exceed the Federal Deposit Insurance Corporation limit.

The Company has temporary investments in "auction-rate securities", which are securities whose interest rate is reset periodically in an auction process. If an auction fails for any reason, investors must hold their securities until the next auction date. Investors cannot force issuers to redeem auction rate securities prior to the stated/contractual maturity of the instrument if an auction fails. The Company had previously classified auction rate securities with a contractual reset date within 90 days or less as cash equivalents, however based on interpretive guidance issued in March 2005, the Company has reclassified its investments in such auction rate securities as short-term investments for all periods presented.

Restricted cash balances

The Company had restricted cash balances of $3.3 million as of March 31, 2005 and December 31, 2004, representing cash deposits which serve as security primarily to support outstanding letters of credit. Of the total $3.3 million, $2.2 million is included in other current assets and $1.1 million is included in other assets, respectively.

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

Domain name registration fees

Registration fees charged to end-users for registration services are recognized on a straight-line basis over the registration term, using either a daily recognition method or a mid-month revenue recognition convention which does not materially differ from the use of a daily recognition method. Accordingly, domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period, or in the case of transferred-in registrations, over the period from the transfer-in date (which is generally earlier than the start date of the next paid registration period) through the end of the paid registration period. In the event a registration is transferred out to another registrar prior to the end of the subscription term, any remaining unamortized deferred revenue related to that registration is immediately recognized as revenue on the transfer-out date. A majority of end-user subscribers pay for services with credit cards for which the Company receives remittances from the credit card associations, generally within two business days after the sale transaction is processed. A provision for estimated refunds to customers and chargebacks from customers is recorded as a reduction of revenue. For many customers who register domain names through the Company's Corporate Services channel and participants in our the Company's Global Partner Network, the Company establishes lines of credit based on credit worthiness. Referral commissions payable to participants in the Global Partner Network are deducted from gross registration revenue for presentation in the financial statements.

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

Prepaid expenses

Prepaid expenses represent primarily advance payments or accrued fees payable to registries for domain name registrations as well as other advance payments for various other expenses. Prepaid expenses are amortized to expense on a straight-line basis over the period covered by the expenses. In the case of prepaid registry fees, the amortization period is consistent with the revenue recognition of the related domain name registration.

Technology costs

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

Advertising costs

Advertising costs include media advertising, direct mail and other promotional activities, and are charged to expense as incurred. Advertising expense was $3.0 million and $3.3 million in the first quarter of 2005 and 2004, respectively.

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

During the first quarter of 2005, the Company reclassified approximately $6.1 million of long-term deferred tax assets to short-term. Such reclassification resulted from a change in estimate related to the utilization of deferred tax assets recorded in connection with net operating loss carryforwards and amortization of deferred revenue and costs.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the relatively short-term nature of these instruments.

Concentration of credit risk

Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across various industries and geographic areas. No customer comprised more than 10% of accounts receivable or revenues as of March 31, 2005 or December 31, 2004 and no customer comprised more than 10% of revenues for the first quarter of 2005 or the first quarter of 2004. The Company has no derivative financial instruments.

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

The following table illustrates the pro forma effect on net income and net income per share had compensation cost for stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by SFAS 123. Because option grants awarded during the first quarters of 2005 and 2004 vest over several years, additional awards may be issued in the future, and the assumptions of volatility, interest rate, and estimated life of options may vary in the future, the pro forma results shown below are not likely to be representative of the effects on future periods of the application of the fair value based method.

The amounts previously reported for the first quarter of 2004 have been restated to correct computational errors resulting from an incorrect determination of the estimated fair value of options at the grant date. In addition, the Company previously reported stock-based compensation on a gross basis, rather than net of taxes. A comparison of the restated amounts with the amounts originally reported is presented in Note 3 "Restatement of Financial Statements and Footnotes".

	Three months ended March 31,
	2005	2004 (Restated- See Note 3)
	(in thousands, except per share data)
Net income:
As reported	$986	$1,220
Add: Stock-based compensation included in reported net income (net of taxes)	5	97
Deduct: Total stock-based compensation expense determined under the fair value based method (net of taxes)	(456)	(806)
Pro forma net income	$535	$511
Net income per share:
As reported – basic	$0.04	$0.05
Pro forma – basic	$0.02	$0.02

As reported – diluted	$0.04	$0.05
Pro forma – diluted	$0.02	$0.02

Pro forma weighted average shares – basic	24,061	23,560
Pro forma weighted average shares – diluted	24,639	23,760

Other income, net

Other income, net for the first quarter of 2005 was $0.4 million, comprised of interest income. For the first quarter of 2004 other income, net, was $0.4 million, comprised of interest income of $0.3 million and realized gains on sales of securities of $0.1 million.

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

	Three months ended March 31,
	2005	2004
		(Restated)
	(in thousands, except per share data)
Net income per share — basic:
Net income	$986	$1,220
Weighted average shares — basic	24,061	23,560
Net income per share — basic	$0.04	$0.05

Net income per share — diluted:
Net income	$986	$1,220
Weighted average shares outstanding — basic	24,061	23,560
Dilutive effect of stock options	292	187
Dilutive effect of warrants	703	1,162
Weighted average shares — diluted	25,056	24,909
Net income per share — diluted	$0.04	$0.05

For the first quarter of 2005 and 2004, respectively, options to purchase 1.9 million and 3.1 million shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during such periods and were therefore anti-dilutive.

Comprehensive income

Comprehensive income represents the change in net equity from transactions and other events and circumstances from non-owner sources. It includes net income adjusted for the change in net unrealized gain on marketable securities and foreign currency translation. Comprehensive income items for the first quarter of 2005 and 2004 are shown below before related income tax expense (benefit) because the effect of income taxes is not material:

	Three months ended March 31,
	2005	2004
		(Restated)
Net income	$986	$1,220
Net unrealized holding gain (loss) on marketable securities	(35)	12
Foreign currency translation gain (loss)	(366)	157
Comprehensive income	$585	$1,389

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated into US dollars at the exchange rates as of the end of the period. Revenues, expenses and cash flows of foreign subsidiaries are translated into US dollars at the average exchange rate during the reporting period. Cumulative currency translation adjustments are reflected within accumulated other comprehensive income within stockholders equity. Realized gains and losses from foreign currency transactions were not material for any period presented.

Segment and Geographic Reporting

The Company follows SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting operating segments in financial statements, and related disclosures about geographic areas and major customers.

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

The Company maintains operations in North America and Europe. Geographic information for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net income:
North America	$1,429	$1,324
Europe	(443)	(104)
	$986	$1,220
Net revenues:
North America	$23,363	$22,950
Europe	2,041	3,358
	$25,404	$26,308

	March 31, 2005	December 31, 2004
	(in thousands)
Long lived assets:
North America	$19,801	$20,783
Europe	1,938	2,140
	$21,739	$22,923

The Company maintains three separate service lines. Service line information for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net revenue:
Domain name registrations	$20,265	$23,105
Other products and services	4,713	2,887
Advertising	426	316
	$25,404	$26,308

Long-lived assets

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

As of March 31, 2005 and December 31, 2004 the Company had one remaining intangible asset which has not been fully amortized – a customer list, which was recorded in connection with the acquisition of Virtual Internet plc (now called "RCOM Europe"). As of March 31, 2005 and December 31, 2004, the gross book value of the customer list was $2.1 million, accumulated amortization was $0.9 million and $0.8 million , respectively, and the net book value was $1.2 million and $1.4 million, respectively. The Company had previously recorded software and a tradename as intangible assets in connection with acquisitions, but those assets were fully amortized as of December 31, 2004.

Amortization expense recorded for the Company's intangible assets for the three months ended March 31, 2005 and 2004 was $0.1 million and $0.2 million, respectively. Projected amortization for the customer list is as follows:

Projected amortization:	(in thousands)
April through December 2005	$314
Year 2006	$419
Year 2007	$419
Year 2008	$82

Recent accounting pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company's financial statements.

SFAS 123R "Share Based Payments" was issued in December 2004, and requires companies to expense the value of employee options and similar awards. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to defer the effective date of SFAS 123R until January 1, 2006 and provide guidance on implementation of SFAS 123R. SFAS 123R becomes effective for the Company on January 1, 2006 and will require that stock-based compensation charges be recorded for the unvested portions of option grants and restricted stock through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. Management has not determined the impact which the adoption of SFAS 123R will have on the Company's financial statements, however based on options outstanding as of December 31, 2004 it is currently estimated that the impact would increase operating expense and reduce net income for the year ended December 31, 2006, however management is unable at this time to precisely estimate the impact.

Reclassifications

For comparative purposes, certain amounts in the financial statements of prior periods have been reclassified to conform to the current year's presentation.

Our financial statements also reflect the reclassifications of auction rate securities and restricted cash. As discussed above, we reclassified certain investment securities known as "auction rate securities" that had contractual maturity dates greater than 90 days but interest reset dates of less than 90 days, as "short-term investments". Previously we classified such investment securities as cash equivalents. Accordingly, we have presented the purchases and sales of these securities within the investing section of the Consolidated Statements of Cash Flows for all periods presented. These reclassifications increased cash flows from investing activities for the three months ended March 31, 2004 by $3.5 million.

2.    Commitments and Contingencies

Litigation

On November 15, 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for the Company's March 3, 2000 initial public offering, were named as defendants in a class action complaint filed by Stafford Perkins, on behalf of himself and all others similarly situated, alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with the Company's initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company's case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs under the settlement agreement and related agreements will be covered by existing insurance. The Company is currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from the Company's insurance carriers. To the Company's knowledge, the Company's insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the court's opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. At this point, all but one of the issuer defendants that are not in bankruptcy have approved the revised settlement agreement, which has been submitted to the court. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on the Company's results of operations or financial condition in any future period.

Register.com was named as a defendant in a purported class action lawsuit filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York on May 2, 2002, which alleged that our SafeRenew program violates New York law. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling and on June 8, 2004 the Appellate Division, First Department affirmed the dismissal of all five counts. On July 30, 2004, Register.com and the Plaintiff entered into a settlement agreement, the terms of which were subject to approval by the Court. In the second quarter of 2004, the Company recorded a provision of $1.4 million for the settlement which it estimated to be its probable exposure net of contributions to be made by its insurance carrier. The Court granted final approval of the settlement agreement on January 24, 2005. Pursuant to the settlement agreement, Register.com agreed to set up a fund of $2.0 million to be used to pay all properly submitted refund claims to settlement class members as well as Court-approved attorneys' fees and litigation expenses incurred by class counsel. As anticipated, Register.com's contribution to the fund, net of contributions made by its insurance carrier, will be approximately $1.4 million.

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

Potential Credit Card Penalties

The Company is experiencing high rates of refunds to customers in excess of the contractually specified levels agreed to with the credit card associations, which, combined with high rates of chargebacks in the past, have resulted in the assessment of financial penalties by two credit card associations for periods through December 31, 2001. If the Company is unable to lower its refund rates to levels defined in the credit card associations' rules, the Company could continue to be subject to such penalties. Under one association's rules, additional potential penalties may be imposed at the discretion of the association, and the Company would be contractually obligated to pay such penalties if assessed. Any such penalties would be imposed on the Company's credit card processor by the association, and under the Company's contract with its processor, the Company is required to reimburse such penalties.

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

In February 2005 and March 2005, the Company received additional releases from its credit card processor for any penalties which may have been imposed for transactions processed from October 1 through December 31, 2003, and from January 1, 2004 through February 29, 2004, respectively. As a result, in the first quarter of 2005, the Company reversed $0.5 million and $0.4 million of expense accruals previously recorded during the fourth quarter of 2003 and the first two months of 2004, respectively.

The net expense (reversal of expense) accrued by the Company during the first quarter of 2005 and the first quarter of 2004 were $(0.4) million and $0.5 million, respectively. As of March 31, 2005 the Company has a remaining accrued liability of $2.2 million for such potential penalties (covering the period from March 1, 2004 to March 31, 2005), which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

The Company has had discussions and correspondence with its credit card processor regarding these potential penalties. Based on these discussions and correspondence, the Company believes that it is likely that it will not be required to pay the full amount accrued to date, or perhaps any amount at all for periods after February 29, 2004. However the Company's credit card processor will not confirm that the credit card association will not exercise its contractual right to assess penalties for periods after February 29, 2004 or otherwise provide the Company with a release for these potential liabilities. Accordingly, the Company is required to continue to accrue for such potential penalties for periods after February 29, 2004. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time.

Visa has instituted a mandatory compliance program that requires merchants and others who store or transmit cardholder data on behalf of the merchant to adhere to the Payment Card Industry (PCI) Data Security Standards starting June 30, 2005. These standards are intended to ensure that cardholder data is appropriately protected at all points within the course of a transaction. We have engaged the services of a third-party expert to review our cardholder data security standards and, based on this review, we have identified certain areas in which we would not meet the new PCI Data Security Standards. We are in the process of addressing the areas of potential non-compliance. We do not believe we will be in compliance with the PCI Data Security Standards as of June 30, 2005, but we currently anticipate we will be in compliance by September 30, 2005. If we are not in compliance with the standards by June 30, 2005, we may be subject to certain penalties, including (i) fines starting at $50,000 per month and increasing thereafter and (ii) fines up to $500,000 per incident if our existing cardholder data security systems are breached before we are able to achieve compliance with the new standards. Furthermore, even if we are in compliance with the standards but our systems nevertheless experience (i) a suspected or confirmed loss or theft of any Visa transaction information, and we fail to notify VISA, we would be subject to a penalty of $100,000 per incident or (ii) a violation that presents immediate and substantial risks to Visa and its members, we would be subject to additional fines in amounts that have not been announced. Most other major credit card companies have instituted similar compliance programs. However, with the exception of MasterCard, no other credit card association has announced any penalties for non-compliance. Although we are not currently in compliance with MasterCard's data security standards, the maximum penalties applicable under MasterCard's compliance program for non-compliance prior to September 30, 2005 are not material in amount.

Note 3— Restatement of Financial Statements

The Company has restated its previously issued consolidated financial statements, including those for the three months ended March 31, 2004. The restatement for the three months ended March 31, 2004 relates to the timing of the recognition of revenue, deferred revenue, and associated cost of revenue amounts relating to domain name transactions, the correction of the provision for income taxes, and the correction of pro forma stock-based compensation expense disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

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

Also, the Company corrected the provision for income taxes to reflect the tax impact of the above noted changes to revenue and associated cost of revenue recognition to adjust certain tax credits, to adjust recorded amounts of the tax benefits related to stock-based compensation and the related windfall tax benefits as additional paid-in capital, to adjust amounts excluded from taxable income for tax free interest and to adjust deferred taxes for changes in state and local tax rates.

A summary of the aggregate effects of these restatements on the Company's Consolidated Statements of Operations for the three months ended March 31, 2004 is shown below.

	Three Months Ended March 31, 2004
	As Reported	As Restated
	(in thousands, except per share data)
Changes to Consolidated Statement of Operations
Net revenues	$25,917	$26,308
Cost of revenues	$8,411	$8,522
Gross profit	$17,506	$17,786
Sales and marketing expense	$7,305	$7,291
Technology expense	$4,174	$4,202
General and administrative expense	$4,614	$4,600
Total operating expenses	$16,251	$16,251
Income from operations	$1,255	$1,535
Income before provision (benefit) for income taxes	$1,614	$1,894
Provision for income taxes	$529	$674
Net income	$1,085	$1,220
Basic income per share	$0.05	$0.05
Diluted income per share	$0.04	$0.05
Weighted average number of shares outstanding − Basic	23,560	23,560
Weighted average number of shares outstanding − Diluted	24,909	24,909

The Company also restated the Pro Forma Stock-Based Compensation table as set forth in Note 1 to reflect the tax effect of the adjustments to reported pro forma net income and to correct assumptions used in computing stock-based compensation expense under the fair value based method. A comparison of the restated amounts, with the amounts as originally reported for the quarter ended March 31, 2004 is shown below:

	Three months ended March 31, 2004
	As reported	As restated
	(in thousands, except per share data)
Net income:
As reported	$1,085	$1,220
Add: Stock-based compensation included in reported net income (net of taxes in the "As restated" column)	167	97
Deduct: stock-based compensation expense determined under the fair value based method (net of taxes in the "As restated" column)	(714)	(806)
Pro forma net income	$538	$511
Net income per share:
As reported — basic	$0.05	$0.05
Pro forma — basic	$0.02	$0.02
As reported — diluted	$0.04	$0.05
Pro forma — diluted	$0.02	$0.02

Note 4 — Warrants

In the three months ended March 31, 2005, warrants to purchase 470,148 shares of common stock at a price of $0.97 per share were exercised. The exercise price was paid by tendering 72,006 shares of common stock already owned by the warrant holders. Such shares were valued at the closing price of the Company's common stock on Nasdaq on the date of exercise. As a result, a total of 398,142 net shares of common stock were issued to the exercising warrant holders and no cash proceeds were received by the Company.

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

Restatement and Reclassification of Financial Statements

We have restated our previously issued Consolidated Financial Statements, including those for the three months ended March 31, 2004. The restatement for the three months ended March 31, 2004 relates to the timing of the recognition of revenue, deferred revenue, and associated cost of revenue amounts relating to domain name transactions, the correction of the provision for income taxes and the related balance sheet accounts, and the correction of pro forma stock based compensation expense disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

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

The impact of these restatements for the three months ended March 31, 2004 was to increase net income by $135,000, and to increase income per share $0.01 per share (diluted); there was no impact on income per share (basic). For a more detailed description of the effects of the restatement on the Consolidated Statements of Operations for the three months ended March 31, 2004 see Note 3 to our Consolidated Financial Statements.

We also restated the Pro Forma Stock Based Compensation table as set forth in Note 1 to the Consolidated Financial Statements to reflect the tax effect of the adjustments to reported pro forma net income (loss) and to correct assumptions used in computing stock-based compensation expense under the fair value based method.

Our financial statements also reflect the reclassifications of auction rate securities and restricted cash. As discussed in Note 1 to our Consolidated Financial Statements, we reclassified certain investment securities known as "auction rate securities" that had contractual maturity dates greater than 90 days but interest reset dates of less than 90 days, as "short-term investments". Previously we classified such investment securities as cash and cash equivalents. Accordingly, we have presented the purchases and sales of these securities within the investing section of the Consolidated Statements of Cash Flows for all periods presented. These reclassifications increased cash flows from investing activities for the three months ended March 31, 2004 by $3.5 million.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to our Consolidated Financial Statements includes a summary of the critical accounting policies and methods used in the preparation of our Consolidated Financial Statements. The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the notes accompanying the financial statements. We regularly evaluate our estimates and assumptions on an on-going basis and adjust them as necessary to accurately reflect current conditions. These estimates are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates. Our most critical accounting estimates are discussed in the following paragraphs.

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

We experienced a decrease in our total domain names under management to approximately 3.0 million as of March 31, 2005 from approximately 3.1 million as of March 31, 2004.

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

Credit card penalties .    The credit card associations may impose financial penalties if our chargebacks and/or refunds exceed certain thresholds. Such penalties are not charged to revenues, but are classified as general and administrative expense. We are experiencing high rates of refunds to customers in excess of the contractually specified levels agreed to with the credit card associations, which, combined with high rates of chargebacks in the past, have resulted in the assessment of financial penalties by two credit card associations for periods through December 31, 2001. If we are unable to lower our refund rates to levels defined in the credit card associations' rules, we could continue to be subject to such penalties. Critical accounting estimate: Because the imposition of any potential penalties is at the discretion of the associations, subject to contractual limitations, generally accepted accounting principles require that we accrue expense to cover what we estimate to be the maximum potential penalties that could be imposed. In October 2004, we obtained a release for any penalties which could be imposed for excessive chargebacks and refunds processed through September 30, 2003 and, accordingly, in accordance with generally accepted accounting principles applicable to extinguishments of liabilities, in October 2004 we reversed the expense accruals previously recorded during the period from January 1, 2002 through September 30, 2003. On February 14, 2005 and March 24, 2005 we received additional releases from any penalties which may have been imposed for transactions processed from October 1, 2003 through December 31, 2003, and from January 1, 2004 through February 29, 2004. As a result in the first quarter of 2005 we reversed expense accruals previously recorded during the fourth quarter of 2003 and the first two months of 2004, respectively. Based on discussions and correspondence with our credit card processor regarding potential penalties accrued after February 29, 2004, we believe that it is likely that we will not be required to pay the full amount accrued, or perhaps any amount at all for periods after such date. However we are required to continue to accrue for such potential penalties for periods after February 29, 2004 until we obtain a release or it is determined that no penalties will be imposed or penalties are actually assessed. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time. Accordingly, our general and administrative expense may vary significantly from period to period as a result of accruals for potential credit card penalties and reversals thereof.

If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount we charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See "Risk Factors" and Note 2 to our Consolidated Financial Statements "Commitments and Contingencies — Credit Card Penalties" for additional information in connection with penalties that may be imposed by credit card associations and other risks associated with the Company's credit card chargebacks and refunds.

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

Litigation .    There are various claims, lawsuits and pending actions against the Company as more fully described under "Litigation" in Note 2 to our Consolidated Financial Statements. Critical accounting estimate: We estimate our probable exposure, net of anticipated insurance proceeds, for each of these matters, and if we believe a loss is probable and we can reasonably estimate the amount of loss, we record an expense provision. If our estimates are understated, our reported income from operations would be overstated.

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

Net Income (Loss)

Although we were profitable for the three months ended March 31, 2005, the year 2004 and the year 2003, we were not profitable for the year 2002. Our net loss for 2002 included a goodwill impairment write-down and amortization of intangibles of $17.0 million. Although we have recently taken several initiatives intended to reduce our operating expenses, we cannot assure you as to when or if these reductions will be realized. We expect our technology costs to continue at high levels throughout 2005 albeit lower than 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you whether our efforts to upgrade and improve our systems will be completed in a timely manner or will be successful. Losses at RCOM Europe and RPI Inc. (formerly RegistryPro, Inc.), prior to the sale of the core assets of RPI Inc. in February 2004, have contributed to a decline in our profitability. We expect losses at RCOM Europe to impact our profitability negatively through the year 2005 and perhaps beyond. We have also budgeted for an increase in our marketing expense in 2005 compared with 2004, however, we may choose not to spend all of the money budgeted for marketing and we cannot assure you that, if we do, such additional marketing expenses will result in additional revenues. Further, our advertising revenues were materially lower in 2004 compared with prior periods, and we anticipate that our revenues from advertising will continue to be materially lower in 2005 and perhaps beyond compared with periods prior to the fourth quarter of 2003. In addition, unless we lower our credit card refunds and maintain a low number of chargebacks relative to total credit card transactions processed, we may continue to be potentially liable for significant penalties from credit card associations, which would continue to impact our profitability (see "Risk Factors" for additional information). As of March 31, 2005, we have accrued a net total of $2.2 million for such potential penalties (net of reversals in the fourth quarter of 2004 and the first quarter of 2005 of potential penalties recorded in prior periods), which amount is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of March 31, 2005. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time. We also anticipate incurring substantial costs related to remediating the material weaknesses in our internal controls and other compliance matters related to Section 404 of the Sarbanes-Oxley Act of 2002.

For all the above reasons, we cannot assure you that we will be able to operate profitably or attain and/or sustain positive cash flow in the future.

Results of Operations

The following table sets forth selected unaudited quarterly statement of operations data for the three months ended March 31, 2005 and 2004. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts set forth below to state fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

	Three months ended March 31,
	2005	2004 (Restated)
	(in thousands)
Net revenues	$25,404	$26,308
Cost of revenues	8,081	8,522
Gross profit	17,323	17,786
Operating costs and expenses
Sales and marketing	7,916	7,291
Technology	4,044	4,202
General and administrative (includes non-cash compensation of $9, and $167, respectively)	4,281	4,600
Amortization of intangible assets	104	158
Total operating costs and expenses	16,345	16,251
Income from operations	978	1,535
Other income, net	374	359
Income before provision for income taxes	1,352	1,894
Provision for income taxes	366	674
Net income	$986	$1,220

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net Revenues

Total net revenues decreased 3% to $25.4 million for the first quarter of 2005 from $26.3 million for the first quarter of 2004.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 12% to $20.3 million for the first quarter of 2005 from $23.1 million for the first quarter of 2004. The decrease was due in part to a lower number of domain names registered and lower average prices per year of subscription term. The average number of names under management during the first quarter of 2005 was 3.0 million, down from 3.1 million during the first quarter of 2004. We expect to face continued pricing pressure in the future, which would adversely impact our revenues and profitability.

Other Products and Services.    Revenues from other products and services increased 63% to $4.7 million in the first quarter of 2005 from $2.9 million in the first quarter of 2004. The increase was due primarily to increased revenues from web hosting, WebSiteNow! and email services.

At March 31, 2005, our deferred revenue balance was $102.2 million, compared with $98.6 million at December 31, 2004, representing a increase of $3.6 million for the first quarter of 2005. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Advertising.    Revenues from advertising increased 35% to $0.4 million for the first quarter of 2005 from $0.3 million for the first quarter of 2004 primarily as a result of additional advertising page placements during the first quarter of 2005 for new and existing advertisers.

Cost of Revenues

Cost of Revenues.    Total cost of revenues decreased 5% to $8.1 million in the first quarter of 2005 from $8.5 million in the first quarter of 2004.

Cost of Domain Name Registrations.    Costs recognized for domain name registrations decreased 10% to $7.3 million in the first quarter of 2005 from $8.1 million in the first quarter of 2004. The decrease resulted primarily from a lower number of domain names under management.

Cost of Other Products and Services.    Cost of other products and services increased 105% to $0.8 million in the first quarter of 2005, from $0.4 million in the first quarter of 2004. The increase was related to higher revenues from other products and services, primarily web hosting.

Gross Profit Margin

Our gross profit margin increased to 68.2% in the first quarter of 2005 from 67.6% in the first quarter of 2004, primarily as a result of increased revenues from other products and services, which have a higher gross profit margin than domain name registration services.

Operating Expenses

Total operating expenses were approximately $16.3 million in both the first quarter of 2005 and 2004.

Sales and Marketing.    Sales and marketing expenses increased 9% to $7.9 million in the first quarter of 2005 from $7.3 million in the first quarter of 2004. The increase resulted primarily from an increase in media spending.

Technology.    Technology expenses decreased 4% to $4.0 million in the first quarter of 2005 from $4.2 million in the first quarter of 2004. The decrease resulted from lower costs for salaries and benefits because of a reduction in the number of employees, offset in part by increased expenses for software consultants. We anticipate that technology expenses will continue at high levels in 2005 (albeit lower than 2004), and perhaps beyond, as we continue our efforts to upgrade and improve our systems.

General and Administrative.    General and administrative expenses decreased 7% to $4.3 million in the first quarter of 2005 from $4.6 million in the first quarter of 2004. The decrease resulted primarily from the reversal of $0.9 million of potential credit card penalties which had been recorded from October 1, 2003 through February 29, 2004, offset in part by higher professional fees. These potential credit card penalties were reversed in accordance with generally accepted accounting principles applicable to extinguishments of liabilities following our receipt of releases in February 2005 and March 2005 from our credit card processor for any penalties which may have been imposed for excessive chargebacks and refunds processed from October 1, 2003 through February 29, 2004.

Other Income, Net

Other income, net, which consists primarily of interest income, realized gains (losses) on sales of securities, net of bank fees charges, was approximately the same in the first quarter of 2005 as in the first quarter of 2004. Our interest income was higher by $0.1 million in the first quarter of 2005 because of higher prevailing interest rates compared with the first quarter of 2004, however that increase was offset by $0.1 million of realized gains on sales of securities in the first quarter of 2004 which did not recur in the first quarter of 2005.

Provision for Income Taxes

The provision for income taxes in the first quarter of 2005 was $0.4 million, representing an effective rate of 27% of pretax income. This effective rate is lower than the statutory effective tax rate

(34%) and resulted from our tax-exempt interest income, offset in part by the effect of state income taxes. The provision for income taxes in the first quarter of 2004 was $0.7 million, representing an effective rate of 36% of pretax income. The 2004 effective rate was higher than the statutory effective rate (34%) as the result of state and local income taxes offset by tax-exempt interest. The decrease in the effective tax from 2004 to 2005 was the result of greater tax-exempt interest in proportion to taxable income in 2005.

Recent accounting pronouncements

SFAS 123R "Share-Based Payment" was issued in December 2004, and becomes effective for the Company on January l, 2006. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to defer the effective date of SFAS 123R until January 1, 2006 and provide guidance on implementation of SFAS 123R. This statement will require that the Company record stock-based compensation expense for the unvested portions of stock options and warrants granted through December 31, 2005 and for all grants on or after January 1, 2006 of stock options, warrants, and restricted stock, in all cases based on their fair value on the respective grant dates. This statement will also require that our Employee Stock Purchase Plan be treated as a compensatory plan for which stock-based compensation expense will be recorded starting January 1, 2006. Management has not determined the impact that adoption of SFAS 123R will have on the Company's financial statements, however based on options outstanding as of December 31, 2004 it is currently estimated that the impact would be to increase operating expense and reduce net income for the year ended December 31, 2006, however management is unable at this time to precisely estimate the impact.

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

At March 31, 2005, our cash and cash equivalents, short-term investments and noncurrent marketable securities totaled $108.0 million, compared with $108.3 million at December 31, 2004, representing a decrease of $0.3 million for the first quarter of 2005. During the first quarter of 2005 we generated $0.1 million of net cash provided from operating activities and we used $0.3 million for capital expenditures, compared with $3.1 million of net cash provided from operating activities and $1.1 million of capital expenditures in the first quarter of 2004.

Net cash provided by operating activities decreased by $3.0 million in the first quarter of 2005 compared with the first quarter of 2004. This decrease was due primarily to lower collections of accounts receivable in the first quarter of 2005 compared with the first quarter of 2004, and to higher professional fee payments in the first quarter of 2005 for Sarbanes-Oxley compliance and the restatement of our prior years' financial statements. Our recent reduction in sales prices and our anticipated lower revenues from advertising and continuing professional fees related to compliance with the Sarbanes-Oxley Act and remediation of our material control weaknesses may adversely impact our cash provided by operating activities in future periods.

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

However, when compared to our financial position prior to the consummation of our $120 million self-tender offer in September 2003, we have significantly reduced our cash position and our future interest income, reduced our ability to engage in significant transactions without additional debt or equity financing, reduced our ability to cover existing contingent or other future liabilities, and potentially negatively impacted our liquidity during future periods of increased capital requirements or operating expenses. Our noncurrent marketable securities totaling $5.9 million as of March 31, 2005 represent publicly traded debt securities with stated maturities greater than twelve months, however such securities are readily saleable. Although they are available for sale and readily marketable, management does not expect to use the proceeds from these investments to fund operations over the next twelve months.

A summary of our contractual obligations for operating leases and other commitments as of March 31, 2005 is as follows:

	Total payments due in each of the periods shown below
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations	$4,709	$1,027	$2,080	$1,526	$76
Purchase obligations (1)	1,244	488	756	—	—
Total	$5,953	$1,515	$2,836	$1,526	$76

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed minimum quantities to be purchased: fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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

Risks Related to Our Business and Our Industry

We have material weaknesses in our internal control over financial reporting which could cause investors to lose confidence in our reported financial results and could have a negative impact on our stock price.

Management has identified a number of material weaknesses in our internal control over financial reporting (see "Item 4. Controls and Procedures"). Some of these weaknesses resulted in errors in our historical financial statements, which in turn resulted in a restatement of our financial statements for certain prior periods. Although we are currently in the process of implementing remediation measures to correct these material weaknesses, we can provide no assurance that we will be successful in these efforts or that the remediation measures will result in our having adequate internal controls in the future. In addition, we cannot assure you that we will not in the future identify further deficiencies or weaknesses in our internal control over financial reporting. If we are unable to adequately remediate our material weaknesses and maintain an effective system of internal controls, our ability to timely and accurately report financial results may be adversely affected, which could cause investors to lose confidence in our reported financial results and could have a negative impact on our stock price. In addition, we will incur substantial costs in connection with these remediation measures and the implementation of such measures may distract management from its ordinary business functions.

Nasdaq has informed us that our common stock may be delisted, and any such delisting could materially impair the ability of investors to trade in our common stock and could have a material adverse effect on our stock price.

On May 18, 2005, we received a written notice from the staff of Nasdaq indicating that we failed to comply with Marketplace Rule 4310(c)(14) due to the fact that we did not file this Quarterly Report on Form 10-Q with the SEC by May 10, 2005. Beginning at the opening of business on May 20, 2005, Nasdaq changed our trading symbol to "RCOME," appending the fifth character "E" to our trading symbol to indicate that we had not timely filed this report. We have requested an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel"), to appeal the Nasdaq staff's determination. The hearing request has stayed the delisting of our common stock pending the Panel's decision. Although we believe that our filing of this Quarterly Report on Form 10-Q will result in the restoration of our trading symbol to "RCOM" and the continued listing of our common stock, we can provide no assurances that the Panel will restore our trading symbol or grant our request for continued listing. We went through a similar process in connection with the late filing of our Form 10-K.

In addition, our remediation of certain material weaknesses in our internal controls will require extensive and time consuming manual processing, which may, in the future, delay completion of our quarterly financial statements. This may prevent us from timely filing our quarterly reports on Form 10-Q, including our Report on Form 10-Q for the quarter ended June 30, 2005, which would also be a violation of Nasdaq Marketplace Rule 4310(c)(14), and would subject us to potential delisting in the future. If our common stock were to be delisted as a result of the Panel denying our request for continued listing or our failure to timely file a future quarterly report on Form 10-Q, the ability of our investors to buy and sell shares could be materially impaired which could negatively impact our stock price.

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

As a result of our failure to timely file this Report on Form 10-Q, we will not be eligible to register offerings of our securities on a short form registration statement for one year after the date hereof which could increase the cost of such offerings (if any) and/or delay their completion. A late filing of a future Form 10-Q would extend this ineligibility period until one year after the delinquent filing.

We have incurred losses in the past and cannot assure you that we will be able to operate profitably or sustain and/or attain positive cash flow in future periods.

Although we were profitable for the quarter ended March 31, 2005 and the years ended December 31, 2004 and 2003, we were not profitable for the years ended December 31, 2002 and 2001. Our net loss for 2002 included a goodwill impairment write-down and amortization of intangibles of $17.0 million and our net loss for 2001 included a $32.5 million write-down of intangibles. As of March 31, 2005 our accumulated deficit totaled $38.4 million. We expect our technology costs to continue at high levels throughout 2005 albeit lower than 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you whether our efforts to upgrade and improve our systems will be completed in a timely manner or will be successful. In addition, losses at our RCOM Europe subsidiary and RPI Inc. (formerly RegistryPro, Inc.), prior to the sale of the core assets of RPI Inc. in February 2004, have contributed to a decline in our profitability. We are expecting losses at RCOM Europe to impact our profitability negatively through the year 2005 and perhaps beyond and we cannot assure you that RCOM Europe will ever achieve profitability. We have also budgeted for an increase in our marketing expense in 2005 compared with 2004, however, we may choose not to spend all of the money budgeted for marketing and we cannot assure you that, if we do, such additional marketing expenses will result in additional revenues. In addition, unless we lower the number of credit card refunds and maintain a low number of chargebacks relative to total credit card transactions processed, we may continue to be potentially liable for significant penalties from credit card associations, which would continue to impact our profitability. Our advertising revenues were materially lower in 2004 compared with prior periods, and we anticipate that our revenues from advertising will continue to be materially lower in 2005 and perhaps beyond compared with periods prior to the fourth quarter of 2003. Further, we have made some decreases in the prices for certain of our services, however, if we are forced to lower our prices further due to increased competition in the industry and we are unable to reduce our expenses at a commensurate rate or we are not able to grow our sales at a commensurate rate, we may not be able to operate profitably or generate positive cash flow. We also anticipate incurring substantial costs related to remediating the material weaknesses to our internal controls and other compliance matters related to Section 404 of the Sarbanes – Oxley Act of 2002. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain and/or attain positive cash flow in the future.

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

If we fail to complete our restructuring program successfully, and in particular fail to upgrade and improve our systems in a successful, timely and cost-effective manner, or to the extent that we are currently anticipating, our business, financial condition and results of operations could be materially adversely affected. In connection with our restructuring efforts, we have incurred expenditures throughout the year ended December 31, 2004 and the quarter ended March 31, 2005 on the design and launch of our new global systems for both our Corporate Services channel and our Retail channel. Most customers purchasing our services through our Corporate Services channel were migrated to the new systems as of January 2005. However, we expect to incur additional expenditures in connection with continuing data validation, debugging and process improvements through the third quarter of 2005. Our new Retail channel system was released in its initial Beta version in October 2004 and became available for new customers in February 2005. We expect the migration of customers onto this system and the dedication of resources related to such migration and system implementation to continue through 2005 and perhaps beyond. We cannot assure you that any process improvements and data migration will be completed or will be successful or that our restructuring program will achieve the goals or timelines we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. In addition, the expected migration of our customers to the new system may temporarily impair our ability to service our customers as planned. We have already experienced significant delays in various stages of these projects which have increased our anticipated costs, delayed the anticipated benefits for these projects and have caused delays in our ability to launch new products and services and upgrade current ones. In addition, we cannot assure you when or if these projects will be successfully completed. Even if our new systems architecture for our Retail channel is launched successfully, we cannot assure you that it will contain all of the features and functionality that we originally planned or that it will enable us to reduce our expenses to the extent and in the time frames we originally contemplated, or to successfully launch new products and services or upgrade current ones in the time or manner that we originally contemplated. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching and marketing new products and services to meet the needs of our customers and to better compete in the marketplace. Our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services.

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

Although there was an increase in the marketplace for new .com and .net domain names during the twelve months ended March 31, 2005, our total number of domain names under management has declined. The total number of .com and .net domain names in the Verisign registry increased by approximately 27% during the twelve months ended March 31, 2005, whereas the total number of .com and .net domain names for which we are the registrar decreased by 4%. We experienced a decrease of approximately 39,000 in the total number of domain name registrations, renewals and transfers to us for the quarter ended March 31, 2005 (approximately 541,000) compared with the quarter ended March 31, 2004 (approximately 580,000). As a result, our total domain names under management declined from approximately 3.1 million as of March 31, 2004 to approximately 3.0 million as of March 31, 2005.

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

We recognized lower revenues from domain name registrations for the quarter ended March 31, 2005 ($20.3 million) compared to the quarter ended March 31, 2004 ($23.1 million). The decrease was due in part to a lower number of domain names under management and in part to lower average prices per year of subscription term. We believe that increased competition and sensitivity to pricing have been the primary causes of the decline in our number of names under management. Some of our competitors offer domain name registrations at a wholesale price level minimally above the registry fees or even below the registry fees. Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis. Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some of our competitors offer domain name registrations for free, deriving their revenues from other sources. We have made some decreases in the prices for certain of our services and in response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce further, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our business, financial position and results of operations.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or to develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers' renewal of their domain name registrations through us and we cannot assure you that those customers who will renew their domain name registrations will do so through us. Although our renewal rate for paid domain name registrations for the twelve months ended March 31, 2005 was approximately 58%, our total domain name registrations under management decreased by 5% during the twelve months ended March 31, 2005 and have declined from a peak of approximately 3.8 million as of September 30, 2001 to approximately 3.0 million as of March 31, 2005. Also, as discussed further below, our renewal rates could be adversely affected by any future modifications we may make to our SafeRenew program. If we are unable to increase the number of new domain name registrations or increase our overall renewal rate, the combination of fewer new customers, fewer customers renewing their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. Not only could this cause our revenues from domain name registrations to decrease, but we would be left with fewer domain name customers to whom we could market our other products and services. A continuing decline in our domain name registrations or renewals could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, our net revenues may fall below current levels.

As competition in the domain name industry continues to intensify, a key part of our strategy is to diversify our revenue base by offering value-added products and services in addition to domain name registrations. Although we have recently experienced increased sales for other products and services such as email, web hosting and website creation tools, our efforts to date have still not resulted in substantial diversification. Further, it will be more difficult to achieve substantial diversification in the near future as we continue to focus significant resources on our restructuring efforts. Our primary business, domain name registrations, renewals and transfers, generated approximately 82% and 88% of our net revenues during the quarters ended March 31, 2005 and 2004, respectively. We cannot assure you that we will be able to attain the market's confidence in us as a reliable provider of products and services outside of our core business. If, over time, we fail to offer products and services that meet our customers' needs and that are competitive with those offered in the marketplace, our number of domain names under management continues to decline, or our customers elect not to purchase our products and services, our revenues may decline below current levels. Our inability to successfully diversify our revenue base from domain name registrations, together with a reduction in our number of domain names under management, could materially adversely affect our business, financial condition and results of operations.

If we do not maintain a low rate of credit card chargebacks and/or reduce our rate of credit card refunds, we will continue to face the prospect of financial penalties and we could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our revenues originate from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. We are experiencing high rates of refunds to customers in excess of the contractually specified levels agreed to with the credit card associations, which, combined with high rates of chargebacks in the past, have resulted in the assessment of financial penalties by two credit card associations for periods through December 31, 2001. If we are unable to lower our refund rates to levels defined in the credit card associations' rules, we could continue to face such penalties and may lose our rights to accept credit card payments from customers through one or more credit card associations. Under one association's rules, additional potential penalties may be imposed at the discretion of the association, and we would be contractually obligated to pay such penalties if assessed. Any such penalties would be imposed on our credit card processor by the association, and under our contract with our credit card processor, we are required to reimburse such penalties.

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

Accordingly, we accrued expenses of $0.5 million for the first quarter of 2005, $2.0 million for the year ended December 31, 2004 and $2.4 million for the year ended December 31, 2003.

However, in October 2004, we obtained a release from our credit card processor for any penalties which any credit card association may be entitled to impose for excessive chargebacks and refunds processed through September 30, 2003. Accordingly, in accordance with generally accepted accounting principles applicable to extinguishments of liabilities, in the fourth quarter of 2004 we reversed the expense accruals previously recorded during the period from January 1, 2002 through September 30, 2003 in the amount of $5.6 million. That expense reversal was recorded as a reduction of general and administrative expense in October 2004. In February and March 2005 we received additional releases from any penalties that any credit card association may be entitled to impose for excessive chargebacks and refunds processed from October 1, 2003 through February 29, 2004. As a result, in the first quarter of 2005 we reversed an additional $0.9 million of expense accruals previously recorded during the fourth quarter of 2003 and the first two months of 2004. We are continuing to have discussions and correspondence with our credit card processor regarding potential penalties accrued after February 29, 2004 and based on these discussions and correspondence, we believe that it is likely that we will not be required to pay the full amount accrued to date, or perhaps any amount at all. However our credit card processor has not issued releases for periods after February 29, 2004 and has not confirmed that the credit card association will not exercise its contractual rights to assess penalties for periods after February 29, 2004 or otherwise provided us with a further release. Accordingly, we are required to continue to accrue for such potential penalties. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess accounts previously accrued as a reduction of general and administrative expense at that time.

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

From the fourth quarter of 2002 through the third quarter of 2003, our largest advertising customer, a provider of web hosting services, accounted for a significant portion of our advertising revenue. In the third quarter of 2003, revenues from this advertiser represented approximately 80% of our overall advertising revenue. However, once we began to offer web hosting services to our customers, this advertiser became a competitor and so we decided to discontinue our advertising relationship with it. Accordingly, we have not sold advertising to this advertising customer since the third quarter of 2003 and we do not anticipate any additional revenue from this advertising customer in the future. This decision was part of a broader strategic decision to discontinue pursuing advertising revenue from partners who sell products and services that are potentially competitive with our products and services. We cannot assure you that we will be able to replace these lost revenues with other advertising revenue or with revenues from sales of web hosting services and other value added services to our own customers, and even if we can, it may take a long period of time to do so. We expect any decrease in our advertising revenue to have an adverse impact on our overall gross margin because the gross profit margin on advertising revenue is 100% and, accordingly, any decrease in advertising revenue not otherwise offset with new advertising revenue would represent a reduction of our gross profit in the same amount.

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

For example, we acquired RCOM Europe in March 2002 and, after selling its hosting division in May 2002, are still in the process of integrating its business, technology, operations, and personnel with those of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services channel to those we acquired through RCOM Europe have resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues in the future as we make efforts to improve our Corporate Services systems and processes and further integrate the business of RCOM Europe. RCOM Europe has incurred pre-tax losses of $10.8 million in 2002 (including a goodwill impairment charge of $8.3 million), $2.0 million in 2003 and $1.1 million for 2004 and $0.4 million for the first quarter of 2005. We are currently projecting a net loss for RCOM Europe for 2005 and we may not be able to increase revenues or cut expenses sufficiently to make it profitable in the future.

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

Visa has instituted a mandatory compliance program that requires merchants and others who store or transmit cardholder data on behalf of the merchant to adhere to the Payment Card Industry (PCI) Data Security Standards starting June 30, 2005. These standards are intended to ensure that cardholder data is appropriately protected at all points within the course of a transaction.

We have engaged the services of a third-party expert to review our cardholder data security standards and, based on this review, we have identified certain areas in which we would not meet the new PCI Data Security Standards. We are in the process of addressing the areas of potential non-compliance, which efforts may increase our costs and distract time and energy from our operations. We do not believe we will be in compliance with the PCI Data Security Standards as of June 30, 2005, but we currently anticipate we will be in compliance by September 30, 2005. We can provide no assurance, however, that we will be in compliance with such standards by such date. If we are not in compliance with the standards by June 30, 2005, we may be subject to certain penalties, including (i) fines starting at $50,000 per month and increasing thereafter and (ii) fines up to $500,000 per incident and the possible revocation of our merchant credentials if our existing cardholder data security systems are breached before we are able to achieve compliance with the new standards. Furthermore, even if we are in compliance with the standards but our systems nevertheless experience (i) a suspected or confirmed loss or theft of any Visa transaction information, and we fail to notify Visa, we would be subject to a penalty of $100,000 per incident or (ii) a violation that presents immediate and substantial risks to Visa and its members, we would be subject to additional fines in amounts that have not been announced.

Most other major credit card companies have instituted similar compliance programs. However, with the exception of MasterCard, no other credit card association has announced any penalties for non-compliance. Although we are not currently in compliance with MasterCard's data security standards, the maximum penalties applicable under MasterCard's compliance program for non-compliance prior to September 30, 2005 are not material in amount. We cannot assure you that we will achieve compliance in a timely manner or prior to deadlines that may be set by the credit card companies, which may subject us to penalties established or to be established by the credit card companies. The accrual of penalties could, and the loss of our merchant credentials from any of the major credit card companies would, have a material adverse effect on our business, financial condition and results of operations.

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

Investment Risks

Our stock price is highly volatile.

The market price of our common stock has been and may continue to be highly volatile and significantly affected by a number of factors, including:

•	general market and economic conditions and market conditions affecting technology companies generally;

•	limited availability of our shares on the open market;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	our actual or anticipated net cash inflow or outflows from operations, capital expenditures or financing-related items;

•	announcements of acquisitions or investments, developments in Internet governance or corporate actions;

•	industry conditions and trends;

•	interest in the Company by potential acquirors;

•	our restatement of previously issued financial statements;

•	the delay in our filing of this Quarterly Report on Form 10-Q and any potential delay in future SEC filings caused by additional manual controls and procedures being implemented in connection with the remediation of the material weaknesses in our internal controls (and any delisting of our common stock as a result of any such delay); and

•	management's identification of any material weaknesses or significant deficiencies in our internal control over financial reporting.

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

On February 8, 2005 we entered into an agreement with Barington Companies Equity Partners, L.P. ("Barington"), one of our stockholders, whereby we agreed to certain target dates to appoint two new directors and a new Chief Executive Officer. Although our nominating committee conducted a search for new director candidates, it did not satisfy the initial target date for appointing a new director by February 15, 2005. As a result, to the extent not otherwise modified, this agreement now requires us to set the date of our 2005 annual meeting of stockholders on or after July 20, 2005. This date requirement for the annual meeting has the practical effect of, among other things, allowing

Barington, or any other stockholder subject to satisfaction of the other conditions imposed by our bylaws, to nominate an alternate slate of directors to replace some or all of our existing directors at our 2005 annual meeting, which, if successful, could result in a change in control or change in management or both. In addition, this agreement increased (from 8% to 15%) a standstill limitation previously agreed to by Barington (and certain related stockholders) on ownership of our common stock. James A. Mitarotonda, one of our current directors, is the Chairman of the Board, President and Chief Executive Officer of Barington and is the managing member of the general partner of Barington. Any contested election could distract management from its focus on operating our business and will result in significant fees and expenses.

Our executive officers and directors own a significant percentage of our shares, which will limit your ability to influence corporate matters.

As of May 23, 2005, our executive officers and directors beneficially owned approximately 16% of our common stock. Accordingly, these stockholders could have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations or a sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of our other stockholders. In addition, third-parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than one year. Accordingly, the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At March 31, 2005, we had no investments in publicly traded stocks.

We generally do not enter into financial instruments for trading or speculative purposes or to hedge exposure. We do not currently utilize derivative financial instruments and we have no present intention of utilizing derivative financial instruments in the future, however it is possible that we may enter into such transactions or similar transactions in the future. At March 31, 2005 we had no long-term debt or foreign currency hedging or derivative instruments.

Our consolidated financial statements are denominated in U.S. dollars. We derived 8% of our net revenues in the first quarter of 2005 from operations outside of the United States. We face foreign currency risks in part because our European subsidiaries receive revenues and pay expenses in local currencies, and in part because the expenses of our customer service and operations center in Canada are paid in Canadian dollars. Our European subsidiaries incur most of their expenses in their local currencies, which in part offsets our foreign currency risk related to European revenues received in local currencies. In the first quarter of 2005 we estimate that the net adverse impact on our consolidated operating results of the weaker dollar in the first quarter of 2005 versus 2004 against the Euro and British Pound was insignificant. Our European subsidiaries use their local currency as their functional currency. Because the financial results of our foreign subsidiaries are translated into U.S. dollars for consolidation, as exchange rates fluctuate such financial results may vary from expectations and may adversely impact our operating results and our net income (loss). The US-dollar equivalent cost of operating our Canadian customer service and operations center was adversely impacted by the weakening of the US dollar against the Canadian dollar in the first quarter of 2005; we estimate the adverse impact on our consolidated operating results in the first quarter of 2005 versus 2004 was approximately $0.2 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K") our disclosure controls and procedures were not effective as of March 31, 2005. In light of the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our financial statements included in this report were prepared in accordance with generally accepted accounting principles and present fairly in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting and Management's Remediation Initiatives

Management has continued to enhance internal controls and increase the oversight over those affected controls. During management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, we identified a number of material weaknesses, which are described in Item 9A of our 2004 Form 10-K. We are currently addressing the identified material weaknesses through a number of initiatives, including those specifically set forth below. The audit committee and management will continue to monitor the effectiveness of our internal control over financial reporting on an ongoing basis and will take further action, as appropriate.

To address the material weakness relating to our historical application of a full month revenue recognition convention, we have switched to a mid-month revenue recognition convention for periods through the first quarter of 2005 and plan to make the necessary system, process and control modifications to record, process, summarize and report transactions in accordance with this mid-month revenue recognition convention or using a daily recognition method. To address the material weakness relating to application errors in our systems that resulted in errors in the timing of revenue and related expense recognition related to domain name subscriptions renewed prior to their respective scheduled expiration dates, domain names transferred in from other registrars, domain names transferred out to other registrars and customer credits, we intend to make the program changes necessary to ensure that all transaction types are properly identified and appropriately processed in the systems so that all transactions requiring deferral and amortization of revenue recognition over a period of time are accounted for in the proper periods. We have not estimated the costs that will be incurred to fully implement these changes, however such costs could be significant and could include costs for additional computer hardware to provide faster processing capability and greater data storage capacity, costs for software development and modifications, and costs for additional personnel. We intend to complete the implementation of our remediation plan for this material weakness by the end of the third quarter of 2005 although we cannot provide any assurances that we will be successful in these efforts. As a temporary measure, we have implemented manual controls and procedures to ensure that the amortization of deferred revenue and related prepaid expense transactions are calculated in accordance with generally accepted accounting principles, which controls and procedures will remain in effect until we have completed the system implementation of the remediation plan for this material weakness. However, these temporary manual controls and procedures are very time consuming, and there is no assurance that we will be able to complete all of the required procedures in sufficient time to enable us to meet the required due dates for filing reports with the Securities and Exchange Commission.

To address the material weakness related to our invoicing and transaction processing and procedures, by the end of the third quarter of 2005 we intend to (i) have our Corporate Services channel customers agree in writing or electronically to current product prices, (ii) have prices and domain name registration expiration dates correctly reflected in the systems, and (iii) enhance our systems to, among other things, provide the required invoice formats, although we cannot provide any assurances that we will be successful in remediating these issues by such time or at all. As a temporary measure, we have instituted manual controls and procedures to ensure that the recognition of revenue is calculated in accordance with generally accepted accounting principles, which controls and procedures will remain in effect until we have completed the implementation of the required systems changes. However, these temporary manual controls and procedures are very time consuming, and there is no assurance that we will be able to complete all of the required procedures in sufficient time to enable us to meet the required due dates for filing reports with the Securities and Exchange Commission.

To address the material weakness related to the determination of our provision for income taxes and the related balance sheet accounts, we have implemented new control procedures that require us to calculate the financial statement tax provision and send it to outside tax advisors for review at the end of each quarter starting with the fourth quarter of 2004. We believe the new control procedures will remediate this material weakness although sufficient time has not passed to allow for a determination that this weakness has been remediated. We can provide no assurances that we will be successful in operating these control procedures.

To address the material weakness related to the calculation of our pro forma stock-based compensation expense, we implemented new procedures to train the relevant personnel to properly input the required assumptions of volatility, interest rates and estimated option life into the computer system that performs the calculations of pro forma stock-based compensation expense. The new control procedures adopted in the first quarter of 2005 also include a review by our Chief Financial Officer for reasonableness of the results of the calculations produced by the computer system. We believe the new control procedures will adequately remediate this material weakness, although sufficient time has not passed to allow for a determination that this weakness has been remediated. We can provide no assurances that we will be successful in operating these control procedures.

To address the material weakness related to systems access, we began implementing controls to require quarterly updates of all user access lists to all financial applications at the end of the fourth quarter of 2004. At the end of the first quarter of 2005, these controls had not yet been fully implemented. We can provide no assurances that we will be successful in operating these control procedures.

Other than the remediation measures described above and the new system implementation discussed below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the first quarter of 2005, the Company implemented a new order entry and billing system for certain customers within the Corporate Services channel which affects accounts receivable, deferred revenue and related prepaid costs, revenue and associated cost of revenue. As anticipated in connection with this system change, on a temporary basis the Company will use manual procedures to calculate the amortization of deferred revenue and related prepaid expenses for the affected customers, whereas those calculations had previously been automated. This system change did not result in an adjustment to the financial statements for the quarter ending March 31, 2005. We intend to implement automated calculations of amortization of deferred revenues and related prepaid expenses before the end of the third quarter of 2005.

The statements contained in Exhibit 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 4.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.

On November 15, 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for the Company's March 3, 2000 initial public offering, were named as defendants in a class action complaint filed by Stafford Perkins, on behalf of himself and all others similarly situated, alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with the Company's initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company's case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs under the settlement agreement and related agreements will be covered by existing insurance. The Company is currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from the Company's insurance carriers. To the Company's knowledge, the Company's insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the

Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the court's opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. At this point, all but one of the issuer defendants that are not in bankruptcy have approved the revised settlement agreement, which has been submitted to the court. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on the Company's results of operations or financial condition in any future period.

Register.com was named as a defendant in a purported class action lawsuit filed by Brian Wornow, on behalf of himself and all others similarly situated, in the Supreme Court of the State of New York on May 2, 2002, which alleged that our SafeRenew program violates New York law. Our SafeRenew program was implemented in January 2001 on an "opt-out basis" to .com, .net and .org registrations registered through the www.register.com website, and was subsequently expanded to cover certain ccTLDs registered through this website. Under the terms of our services agreement, at the time a covered registration comes up for renewal, we attempt to charge a registrant's on-file credit card a one year renewal fee and, if the charge is successful, to renew the registration for that additional one-year period. Register.com believes that the SafeRenew program was properly adopted as an effort to protect our customers' online identities. Plaintiff sought a declaratory judgment that the SafeRenew program violates New York General Obligations Law Section 5-903, and also asserted claims for breach of contract, money had and received, and unjust enrichment. Plaintiff further sought to enjoin Register.com from automatically renewing domain name registrations, an award of compensatory damages, restitution, disgorgement of profits (plus interest), cost and expenses, attorneys' fees, and punitive damages. On September 6, 2002, Register.com filed a motion to dismiss the complaint in its entirety. On April 17, 2003, Register.com's motion was granted as to two counts (declaratory judgment and breach of contract), but denied as to two other counts (unjust enrichment and money had and received). On May 2, 2003, Plaintiff filed a notice of appeal to the Appellate Division, First Department of the two counts that were dismissed. On May 15, 2003, Plaintiff filed an amended complaint asserting new causes of action against Register.com for (i) deceptive trade practices in violation of New York General Business Law Section 349; (ii) conversion; and (iii) breach of the implied covenant of good faith and fair dealing. On June 9, 2003, Register.com moved to dismiss Plaintiff's newly asserted causes of action. On February 19, 2004, Register.com's motion to dismiss the first, fourth and a fifth causes of action of Plaintiff's amended complaint was granted. Plaintiff has perfected an appeal from this ruling and on June 8, 2004 the Appellate Division, First Department affirmed the dismissal of all five counts. On July 30, 2004, Register.com and the Plaintiff entered into a settlement agreement, the terms of which were subject to approval by the Court. In the second quarter of 2004, the Company recorded a provision of $1.4 million for the settlement which it estimated to be its probable exposure net of contributions to be made by its insurance carrier. The Court granted final approval of the settlement agreement on January 24, 2005. Pursuant to the settlement agreement, Register.com agreed to set up a fund of $2.0 million to be used to pay all properly submitted refund claims to settlement class members as well as Court-approved attorneys' fees and litigation expenses incurred by class counsel. As anticipated, Register.com's contribution to the fund, net of contributions made by its insurance carrier, will be approximately $1.4 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

The information disclosed under "Unregistered Sales of Equity Securities" in Part II, Item 2 of this report on Form 10-Q is incorporated by reference herein.

Item 6. Exhibits.

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

REGISTER.COM, INC.

Date: May 27, 2005                                                    By: /s/ Jonathan Stern

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