Form 10-Q
period 2005-06-30
REGISTER COM INC
filed 2005-08-09
CIK 1091284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
or

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

Yes             No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes             No

As of August 5, 2005 there were 25,132,077 shares of the registrant's common stock outstanding.

Register.com, Inc.
FORM 10-Q

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

Register.com, Inc.
Consolidated Balance Sheet

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$53,484	$52,146
Short-term investments	54,045	47,050
Accounts receivable, less allowance of $1,895 and $1,611, respectively	7,727	6,236
Prepaid expenses	14,789	13,237
Deferred tax assets, net	12,731	3,092
Other current assets	5,259	4,642
Total current assets	148,035	126,403
Fixed assets, net	6,361	7,481
Prepaid expenses -noncurrent portion	12,674	12,107
Deferred taxes - noncurrent portion	11,065	19,547
Other investments	496	496
Marketable securities – noncurrent	2,532	9,111
Intangible assets, net	1,091	1,359
Other assets	1,463	1,480
Total assets	$183,717	$177,984
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$16,560	$17,463
Deferred revenue	59,257	55,230
Total current liabilities	75,817	72,693
Deferred revenue, noncurrent portion	43,538	43,419
Total liabilities	119,355	116,112
Commitments and contingencies
Stockholders' equity
Preferred stock - $.0001 par value, 5,000,000 shares authorized; none issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock - $.0001 par value, 200,000,000 shares authorized; 25,123,112 and 23,824,797 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3	2
Additional paid-in capital	99,716	98,724
Unearned compensation	—	(122)
Accumulated other comprehensive income	1,984	2,646
Accumulated deficit	(37,341)	(39,378)
Total stockholders' equity	64,362	61,872
Total liabilities and stockholders' equity	$183,717	$177,984

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net revenues	$25,486	$24,817	$50,890	$51,125
Cost of revenues	8,092	7,909	16,173	16,431
Gross profit	17,394	16,908	34,717	34,694
Operating costs and expenses
Sales and marketing	7,893	7,056	16,116	14,347
Technology	3,711	4,706	7,755	8,908
General and administrative	4,865	5,307	8,838	9,907
Amortization of intangible assets	103	157	207	315
Total operating expenses	16,572	17,226	32,916	33,477
Income (loss) from operations	822	(318)	1,801	1,217
Other income, net	662	235	1,035	594
Income (loss) before provision (benefit) for income taxes	1,484	(83)	2,836	1,811
Provision (benefit) for income taxes	433	(30)	799	645
Net income (loss)	$1,051	$(53)	$2,037	$1,166
Basic income per share	$0.04	$(0.00)	$0.08	$0.05
Diluted income per share	$0.04	$(0.00)	$0.08	$0.05
Weighted average number of shares outstanding:
Basic	24,504	23,645	24,284	23,602
Diluted	24,918	23,645	24,696	24,920

The accompanying notes are an integral part of these consolidated financial statements.

Register.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2005	2004
		(Restated)
	(in thousands)
Cash flows from operating activities:
Net income	$2,037	$1,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,059	2,032
Compensatory stock options and warrants expense	9	246
Deferred income taxes	(1,157)	(2,248)
Gain on sale of fixed assets.	—	(443)
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	(1,491)	(388)
Prepaid expenses	(2,119)	744
Deferred revenues	4,146	2,043
Other current assets	(616)	(15)
Other assets	17	24
Accounts payable and accrued liabilities	(937)	3,994
Net cash provided by operating activities	1,948	7,155
Cash flows from investing activities:
Purchases of fixed assets	(674)	(2,089)
Sale of fixed assets..	-	997
Purchases of investments	(107,347)	(165,177)
Maturities of investments	106,958	169,789
Net cash provided by (used in) investing activities	(1,063)	3,520
Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	1,105	203
Net cash provided by financing activities	1,105	203
Effect of exchange rate changes and unrealized (gain) loss on securities	(652)	(157)
Net increase in cash and cash equivalents	1,338	10,721
Cash and cash equivalents at beginning of period	52,146	35,741
Cash and cash equivalents at end of period	$53,484	$46,462

The accompanying notes are an integral part of these consolidated financial statements.

REGISTER.COM, INC.
Notes to Consolidated Financial Statements

1     Summary of Significant Accounting Policies

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

Interim Financial Statements

The interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this Report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of its results of operations for the interim periods covered and its financial position at the date of the interim balance sheet. The December 31, 2004 balance sheet was derived from the audited financial statements of the Company at that date. Certain information and footnote disclosures, normally included in the annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate for understanding the information presented. Operating results for interim periods are not necessarily indicative of operating results for the entire year. These interim financial statements should be read in conjunction with the Company's December 31, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Restricted cash balances

The Company had restricted cash balances of $3.3 million as of June 30, 2005 and December 31, 2004, representing cash deposits which serve as security primarily to support outstanding letters of credit. Of such total, $2.2 million is included in other current assets and $1.1 million is included in other assets at both dates.

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

Fixed assets

Capitalized software purchased or developed for internal use is classified within fixed assets. Depreciation and amortization is calculated using the straight-line method. Estimated useful lives are as follows: capitalized software – three years; equipment, furniture and fixtures – three to five years; leasehold improvements – shorter of the estimated useful life of each improvement or the lease term. Costs of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations as incurred.

Revenue recognition

The Company's revenues are primarily derived from domain name registration fees, other products and services, and advertising.

Domain name registration fees

Registration fees charged to end-users for registration services are recognized on a straight-line basis over the registration term, using either a daily recognition method or a mid-month revenue recognition convention which does not materially differ from the use of a daily recognition method. Accordingly, domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period, or in the case of transferred-in registrations, over the period from the transfer-in date (which is generally earlier than the start date of the next paid registration period) through the end of the paid registration period. In the event a registration is transferred out to another registrar prior to the end of the subscription term, any remaining unamortized deferred revenue related to that registration is immediately recognized as revenue on the transfer-out date. A majority of end-user subscribers pay for services with credit cards for which the Company receives remittances from the credit card associations, generally within two business days after the sale transaction is processed. A provision for estimated refunds to customers and chargebacks from customers is recorded as a reduction of revenue. For many customers who register domain names through the Company's Corporate Services channel and participants in the Company's Global Partner Network, the Company establishes lines of credit based on credit worthiness. Referral commissions payable to participants in the Global Partner Network are deducted from gross registration revenue for presentation in the financial statements.

Other products and services

Revenue from other products and services, which primarily include web-based email, web site building tools, and web hosting, are generally recognized on a straight-line basis over the period in which services are provided. Payments received in advance of services rendered are included in deferred revenue. When we refer to "products and services" we are referring to our products and services as described in our marketing activities. We do not sell any tangible products.

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

Prepaid expenses

Prepaid expenses represent primarily advance payments or accrued fees payable to registries for domain name registrations as well as other advance payments for various other expenses. Prepaid expenses are amortized to expense on a straight-line basis over the period covered by the underlying costs. In the case of prepaid registry fees, the amortization period is consistent with the revenue recognition of the related domain name registration.

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

Advertising costs

Advertising costs include media advertising, direct mail and other promotional activities, and are charged to expense as incurred. Advertising expense was $3.1 million and $2.5 million in the second quarter of 2005 and 2004, respectively and $6.1 million and $5.8 million for the six months ending June 30, 2005 and 2004, respectively.

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

Concentration of credit risk

Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across various industries and geographic areas. No customer comprised more than 10% of accounts receivable as of June 30, 2005 and no customer comprised more than 10% of revenues for the six months ended June 30, 2005 or the six months ended June 30, 2004, respectively. The Company has no derivative financial instruments.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. The Company provides the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation." For financial reporting purposes, the Company amortizes stock-based compensation over the vesting period using the straight-line method.

The following table illustrates the pro forma effect on net income and net income per share had compensation cost for stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by SFAS 123. Because (i)option grants awarded during the three and six months ended June 30, 2005 and 2004 vest over several years, (ii) additional awards may be issued in the future, and (iii) the assumptions of volatility, interest rate, and estimated life of options may vary in the future, the pro forma results shown below are not likely to be representative of the effects on future periods of the application of the fair value based method.

The amounts previously reported for the three and six months ended June 2004 have been restated to correct computational errors resulting from an incorrect determination of the estimated fair value of options at the grant dates. In addition, for such periods, the Company reported stock-based compensation on a gross basis, rather than net of taxes. A comparison of the restated amounts with the amounts originally reported is presented in Note 3 "Restatement of Financial Statements."

	Three months ended June 30,		Six months ended June 30,
	2005	2004 (Restated — See Note 3)	2005	2004 (Restated — See Note 3)
(in thousands, except per share data)
Net (loss) income:
As reported	$1,051	$(53)	$2,037	$1,166
Add: Stock-based compensation included in reported net income, net of taxes	—	46	5	143
Deduct: Total stock-based compensation expense, net of taxes, determined under the fair value based method	(319)	(433)	(774)	(1,238)
Pro forma net income	$732	$(440)	$1,268	$71
Net (loss) income per share:
As reported — basic	$0.04	$(0.00)	$0.08	$0.05
Pro forma — basic	$0.03	$(0.02)	$0.05	$0.00

As reported — diluted	$0.04	$(0.00)	$0.08	$0.05
Pro forma — diluted	$0.03	$(0.02)	$0.05	$0.00

Pro forma weighted average shares — basic	24,504	23,645	24,284	23,602
Pro forma weighted average shares — diluted	24,567	23,645	24,381	24,035

The pro forma number of weighted average shares shown above is calculated in accordance with SFAS 123.

Other income, net

Other income, net is comprised primarily of interest income, offset in part by bank charges and realized gains (losses) on sales of securities, if any.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(in thousands, except per share data)
Net income (loss) per share — basic:
Net income (loss)	$1,051	$(53)	$2,037	$1,166
Weighted average shares — basic	24,504	23,645	24,284	23,602
Net income (loss) per share — basic	$0.04	$(0.00)	$0.08	$0.05
Net (loss) income per share — diluted:
Net (loss) income	$1,051	$(53)	$2,037	$1,166
Weighted average shares outstanding — basic	24,504	23,645	24,284	23,602
Dilutive effect of stock options	404	—	402	190
Dilutive effect of warrants	10	—	10	1,128
Weighted average shares — diluted	24,918	23,645	24,696	24,920
Net (loss) income per share — diluted	$0.04	$(0.00)	$0.08	$0.05

For the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004, options to purchase approximately 1.8 million, 2.7 million, 1.8 million and 3.5 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during such periods and were therefore anti-dilutive.

Comprehensive income

Comprehensive income items for the three and six months ended June 30, 2005 and 2004 are shown below before related income tax expense (benefit) because the effect of income taxes is not material:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss)	$1,051	$(53)	$2,037	$1,166
Net unrealized holding gain (loss) on marketable securities	62	(103)	27	(91)
Foreign currency translation (loss) gain	(323)	(99)	(689)	58
Comprehensive income (loss)	$790	$(255)	$1,375	$1,133

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

The Company has multiple operating segments which it refers to as "marketing channels" which have been aggregated into a single reportable segment in accordance with paragraph 17 of SFAS 131. The marketing channels include the Retail channel, Corporate Services channel and GPN channel. The Company's core services, domain name registrations, email, and web site hosting, are available to all of the Company's customers. A description of each of the Company's three marketing channels is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company maintains operations in North America and Europe. Geographic information for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
	(in thousands)
Net income (loss):
North America	$1,153	$130	$2,583	$1,453
Europe	(102)	(183)	(546)	(287)
	$1,051	$(53)	$2,037	$1,166
Net revenues:
North America	$23,276	22,360	$46,639	$45,310
Europe	2,210	2,457	4,251	5,815
	$25,486	$24,817	$50,890	$51,125

	June 30, 2005	December 31, 2004
	(in thousands)
Long lived assets:
North America	$20,375	$20,783
Europe	1,710	2,140
	$22,085	$22,923

The Company maintains three separate service lines. Service line information for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(in thousands)
Net revenue:
Domain name registrations	$19,637	$21,270	$39,902	$44,375
Other products and services	5,417	3,207	10,130	6,094
Advertising	432	340	858	656
	$25,486	$24,817	$50,890	$51,125

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

As of June 30, 2005 and December 31, 2004 the Company had one remaining intangible asset which has not been fully amortized – a customer list, which was recorded in connection with the acquisition of Virtual Internet plc (now called "RCOM Europe"). As of June 30, 2005 and December 31, 2004, the gross book value of the customer list was $2.1 million, accumulated amortization was $1.0 million and $0.7 million, respectively, and the net book value was $1.1 million and $1.4 million, respectively. As of June 30, 2005 the Company has concluded that there was no impairment of this intangible asset. The Company had previously recorded software and a tradename as intangible assets in connection with acquisitions, but those assets were fully amortized as of December 31, 2004.

Amortization expense recorded for the Company's intangible assets for the three months ended June 30, 2005 and 2004 was $0.1 million and $0.2 million, respectively. Amortization expense recorded for the Company's intangible assets for the six months ended June 30, 2005 and 2004 was $0.2 million and $0.3 million, respectively. Projected amortization for the customer list is as follows:

Projected amortization:	(in thousands)
Six months ended December 31, 2005	$210
Year 2006	$420
Year 2007	$420
Year 2008	$41

Recent accounting pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company's financial statements.

SFAS 123R "Share Based Payments" was issued in December 2004, and requires companies to expense the value of employee options and similar awards. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to defer the effective date of SFAS 123R until January 1, 2006 and provide guidance on implementation of SFAS 123R. SFAS 123R becomes effective for the Company on January 1, 2006 and will require that stock-based compensation charges be recorded for the unvested portions of options and restricted stock granted through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. Management has not determined the impact which the adoption of SFAS 123R will have on the Company's financial statements, however based on options outstanding as of December 31, 2004 it is currently estimated that the impact would increase operating expense and reduce net income for the year ended December 31, 2006, however management is unable at this time to precisely estimate the impact.

Reclassifications

For comparative purposes, certain amounts in the financial statements of prior periods have been reclassified to conform to the current year's presentation.

For periods prior to December 31, 2004 our financial statements also reflect the reclassifications of auction rate securities and restricted cash. We reclassified certain investment securities known as "auction rate securities" that had contractual maturity dates greater than 90 days but interest reset dates of less than 90 days, as "short-term investments". Previously we classified such investment securities as cash equivalents. Accordingly, we have presented the purchases and sales of these securities within the investing section of the Consolidated Statements of Cash Flows for all periods presented. These reclassifications increased cash flows from investing activities for the six months ended June 30, 2004 by $1.9 million. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Restatement and Reclassification of Financial Statements."

2.    Commitments and Contingencies

Litigation

On November 15, 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for the Company's March 3, 2000 initial public offering, were named as defendants in a class action complaint filed by Stafford Perkins, on behalf of himself and all others similarly situated, alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with the Company's initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company's case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs under the settlement agreement and related agreements will be covered by existing insurance. The Company is currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from the Company's insurance carriers. To the Company's knowledge, the Company's insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court's opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on the Company's results of operations or financial condition in any future period.

In 2005, Register.com together with other parties was named as a defendant in an employment related lawsuit. The proceeding is currently in preliminary stages. The Company cannot reasonably estimate the possible loss to the Company.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. Although the Company can provide no assurances, it is the opinion of management, after consultation with counsel, that the ultimate resolution of any claims, lawsuits and pending actions to which the Company is subject will not be material to the Company and will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that the Company accrue charges to general and administrative expense to cover what the Company estimates to be the maximum potential penalties that could be imposed under that association's rules for transactions occurring during those periods. In October 2004, the Company obtained a release from its credit card processor for any penalties which any credit card association may be entitled to impose for excessive chargebacks and refunds processed through September 2003. Accordingly, in accordance with generally accepted accounting principles applicable for extinguishments of liabilities, in 2004 the Company reversed the penalty accruals previously recorded during the period from January 2002 through September 2003 in the amount of $5.6 million. This expense reversal was recorded as a reduction of general and administrative expense in October 2004.

In the first six months of 2005, the Company received additional releases from its credit card processor for any penalties which may have been imposed for transactions processed from October 2003 through April 2004. As a result, in the three and six months ended June 30, 2005, the Company reversed $0.4 million and $1.3 million, respectively, of previously recorded expense accruals.

In the three and six months ended June 30, 2005 the Company accrued expense for potential credit card penalties of $0.5 million and $1.0 million, respectively. After reversals of previously recorded accruals, the net expense (reversal of expense) recorded by the Company during the three and six months ended June 30, 2005 was $0.1 million and $(0.3) million, respectively. In the three and six months ended June 30, 2004, the net expense recorded by the Company for potential credit card penalties was $0.5 million and $1.0 million, respectively. As of June 30, 2005 the Company has a remaining accrued liability of $2.3 million for such potential penalties (covering the period from May 2004 through June 2005), which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

The Company has had discussions and correspondence with its credit card processor regarding these potential penalties. Based on these discussions and correspondence, the Company believes that it is likely that it will not be required to pay the full amount accrued to date, or perhaps any amount at all for periods after April 2004. However the Company's credit card processor will not confirm that the credit card association will not exercise its contractual right to assess penalties for periods after that date or otherwise provide the Company with a release for these potential liabilities. Accordingly, the Company is required to continue to accrue for such potential penalties for periods after April 2004. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, the Company would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time.

Starting June 30, 2005, Visa instituted a penalty program in connection with its mandatory compliance program that requires merchants and others who store or transmit cardholder data on behalf of the merchant to adhere to the Payment Card Industry (PCI) Data Security Standards. These standards are intended to ensure that cardholder data is appropriately protected at all points within the course of a transaction. We have engaged the services of a third-party expert to review our cardholder data security standards and, based on this review and a self-audit we performed, we have identified certain areas in which we do not meet the new PCI Data Security Standards. We were not in compliance with the PCI Data Security Standards as of June 30, 2005, but we are in the process of addressing the areas of non-compliance and we currently anticipate we will be in compliance in the early part of the fourth quarter of 2005. Because we were not in compliance with the standards by June 30, 2005, we may be subject to certain penalties, including fines starting at $50,000 for the first month of non-compliance and increasing thereafter. If our existing cardholder data security systems are breached before we are able to achieve compliance with the new standards, we may be subject to fines up to $500,000 per incident and the possible revocation of our merchant credentials. Furthermore, even if we are in compliance with the standards but our systems nevertheless experience (i) a suspected or confirmed loss or theft of any Visa transaction information, and we fail to notify Visa, we would be subject to a penalty of $100,000 per incident or (ii) a violation that presents immediate and substantial risks to Visa and its members, we would be subject to additional fines in amounts that have not been announced.

MasterCard has instituted a similar compliance program which required compliance starting January 1, 2005. We are not, and have not been, in compliance with MasterCard's data security standards. The penalty applicable under MasterCard's compliance program for non-compliance through the fourth quarter of 2005 is up to $7,000 for the entire period of non-compliance.

MasterCard has not published information regarding what penalties might apply if our existing cardholder data security systems are breached before we are able to achieve compliance with the new standards.

Most other major credit card companies have instituted similar compliance programs. However, to our knowledge, with the exceptions of Visa and MasterCard, no other credit card association has announced any penalties for non-compliance.

EU Value-Added Taxes

On July 1, 2003, EU member states were required to implement a directive requiring non-EU providers of electronically supplied services to private individuals and non-business organizations in the EU to impose value-added taxes (VAT) on such services. While we are not aware of any enforcement proceedings brought for violations of this directive, we anticipate that EU member states will be commencing their enforcement efforts in this area in the near term. It is not yet clear which of our products and services, if any, would be subject to this directive. If it were determined that one or more of our products and services are subject to this directive, we would not be in compliance with this directive and, as a result, we may be subject to enforcement proceedings relating to claims for VAT dating back to July 1, 2003, plus interest and/or penalties, which could have a material adverse effect on our business, financial condition and results of operations.

Commitments

Effective July 2005, the Company implemented various change in control severance programs for certain U.S. employees. The different programs provide for severance payments ranging from two to twelve months salary (depending on the program in which the employee participates) if a change in control (as such term is defined in the programs) occurs on or prior to June 30, 2006 and (1) the Company terminates the participant's employment other than for cause, death or disability or (2) for participants in the senior executive program, a participant terminates his or her employment after an event constituting good reason (as defined in the programs). Participants in the senior executive program are also entitled to a severance payment equal to five months salary in the event, prior to June 30, 2006, a change in control has not occurred and such participant's employment is terminated other than for cause, death or disability or such participant terminates his or her employment for good reason. The amount of the severance payments under these programs will be reduced by any other cash severance payments which a participant is legally entitled to receive from the Company or its subsidiaries. The Company estimates that there will be approximately 130 participants in these programs.

Note 3 — Restatement of Financial Statements

The Company has restated certain of its previously issued consolidated financial statements, including those for the three and six months ended June 30, 2004. The restatement for the three and six months ended June 30, 2004 relates to the timing of the recognition of revenue, deferred revenue, and associated cost of revenue amounts relating to domain name transactions, the correction of the provision for income taxes, and the correction of pro forma stock-based compensation expense disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

The Company's systems, processes and controls were originally established to record, process, summarize and report transactions in accordance with a full-month revenue recognition convention which the Company has historically applied in the determination of revenue recognition with respect to initial and renewed domain name registrations. The Company has concluded, based on a review of its customers' registration activity, that the use of a daily recognition method or a mid-month revenue recognition convention is necessary to record revenue under generally accepted accounting principles, and that the mid-month revenue recognition convention does not materially differ from the use of a daily recognition method. In addition, the Company has found errors in its systems that resulted in errors in the timing of revenue and associated cost of revenue recognition for domain name transactions such as subscriptions renewed prior to their scheduled expiration dates, domain names transferred in from other registrars and domain names transferred out to other registrars.

Also, the Company corrected the provision for income taxes to reflect the tax impact of the above noted changes to revenue and associated cost of revenue recognition, to adjust certain tax credits, to adjust recorded amounts of the tax benefits related to stock-based compensation and the related windfall tax benefits as additional paid-in capital, to adjust amounts excluded from taxable income for tax free interest and to adjust deferred taxes for changes in state and local tax rates.

A summary of the aggregate effects of these restatements on the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2004 is shown below.

	Three months ended June 30, 2004		Six months ended June 30, 2004
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share data)
Changes to Consolidated Statement of Operations
Net revenues	$24,419	$24,817	$50,336	$51,125
Cost of revenues	$7,795	$7,909	$16,206	$16,431
Gross profit	$16,624	$16,908	$34,130	$34,694
Sales and marketing expense	$7,069	$7,056	$14,374	$14,347
Technology expense	$4,677	$4,706	$8,851	$8,908
General and administrative expense	$5,322	$5,307	$9,936	$9,907
Total operating expenses	$17,255	$17,226	$33,476	$33,477
(Loss) income from operations	$(601)	$(318)	$654	$1,217
(Loss) income before provision (benefit) for income taxes	$(366)	$(83)	$1,248	$1,811
Provision for income taxes	$18	$(30)	$547	$645
Net (loss) income	$(384)	$(53)	$701	$1,166
Basic income (loss) per share	$(0.02)	$(0.00)	$0.03	$0.05
Diluted income (loss) per share	$(0.02)	$(0.00)	$0.03	$0.05
Weighted average number of shares outstanding — Basic	23,645	23,645	23,602	23,602
Weighted average number of shares outstanding — Diluted	23,645	23,645	24,920	24,920

The Company also restated the Pro Forma Stock-Based Compensation table as set forth in Note 1 to reflect the tax effect of the adjustments to reported pro forma net income and to correct assumptions used in computing stock-based compensation expense under the fair value based method. A comparison of the restated amounts, with the amounts as originally reported for the three and six months ended June 30, 2004 is shown below:

	Three months ended June 30, 2004		Six months ended June 30, 2004
	As reported	As restated	As reported	As restated
	(In thousands, except per share data)
Net (loss) income:
As reported	$(384)	$(53)	$701	$1,166
Add: Stock based compensation included in reported net income (net of taxes in the "As restated" column)	79	45	246	143
Deduct: stock-based compensation expense determined under the fair value based method (net of taxes in the "As restated" column)	(371)	(433)	(1,082)	(1,239)
Pro forma net income	$(676)	$(441)	$(135)	$70

Net Income per share:
Basic — As reported	$(0.02)	$(0.00)	$0.03	$0.05
Basic — Pro forma	$(0.02)	$(0.02)	$0.03	$0.00

Diluted — As reported	$(0.03)	$(0.00)	$(0.01)	$0.05
Diluted — Pro forma	$(0.03)	$(0.02)	$(0.01)	$0.00

Note 4 — Warrants

During the three months ended June 30, 2005 warrants to purchase 824,314 shares of common stock at a price of $.97 per share were exercised. Of the total warrants exercised, the exercise price for 309,575 warrants was paid in cash, and the exercise price for 514,739 warrants was paid by tendering 74,745 shares of common stock already owned by the warrant holders. Such tendered shares were valued at the closing price of the Company's common stock on Nasdaq on the date of exercise. As a result, 439,994 shares of common stock were issued to the exercising warrant holders for which no cash proceeds were received by the Company.

During the six months ended June 30, 2005 warrants to purchase 1,294,462 shares of common stock at a price of $.97 per share were exercised. Of the total warrants exercised, the exercise price for 309,575 warrants was paid in cash, and the exercise price for 984,887 warrants was paid by tendering 146,751 shares of common stock already owned by the warrant holders. Such tendered shares were valued at the closing price of the Company's common stock on Nasdaq on the date of exercise. As a result, 838,136 shares of common stock were issued to the exercising warrant holders for which no cash proceeds were received by the Company.

As of June 30, 2005 warrants to purchase 11,343 shares of common stock were outstanding at exercise prices from $0.43 to $1.57 per share.

Note 5 — Subsequent Event

On August 9, 2005, the Company signed a definitive merger agreement to be acquired by a wholly owned subsidiary of Vector Capital Corporation. Under the terms of the merger agreement, the Company's stockholders will receive $7.81 in cash for each share of the Company's common stock. The closing of the transaction is subject to approval of the Company's stockholders, customary conditions and regulatory approval.

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

Recent Developments

On August 9, 2005, we signed a definitive merger agreement to be acquired for cash by a wholly owned subsidiary of Vector Capital Corporation. Under the terms of the merger agreement, our stockholders will receive $7.81 in cash for each share of common stock. Although we currently expect the transaction to close during the fourth quarter of 2005, the closing of the merger is subject to numerous conditions, including the approval of our stockholders and regulatory approval, and we can provide no assurance that the merger will close by such time or at all.

A brief description of the material terms of the merger agreement will be described in a Current Report on Form 8-K, which we expect to file promptly with the Securities and Exchange Commission. A copy of the merger agreement will be attached as an exhibit to the Form 8-K.

We have postponed our 2005 Annual Meeting of Stockholders, previously set for September 8, 2005, and following our submission of preliminary proxy materials with the Securities and Exchange Commission, we expect to schedule a special meeting of stockholders to vote on the merger.

Restatement and Reclassification of Financial Statements

We have restated certain of our previously issued Consolidated Financial Statements, including those for the three and six months ended June 30, 2004. The restatement for the three and six months ended June 30, 2004 relates to the timing of the recognition of revenue, deferred revenue, and associated cost of revenue amounts relating to domain name transactions, the correction of the provision for income taxes and the related balance sheet accounts, and the correction of pro forma stock based compensation expense disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

Our systems, processes and controls were originally established to record, process, summarize and report transactions in accordance with a full-month revenue recognition convention which we have historically applied in the determination of revenue recognition with respect to initial and renewed domain name registrations. We have concluded, based on a review of our customers' registration activity, that the use of a daily recognition method or a mid-month revenue recognition convention is necessary to record revenue under generally accepted accounting principles, and that the mid-month revenue recognition convention does not materially differ from the use of a daily recognition method. In addition, we have found errors in our systems that resulted in errors in the timing of revenue and associated cost of revenue recognition for domain name transactions such as subscriptions renewed prior to their scheduled expiration dates, domain names transferred in from other registrars and domain names transferred out to other registrars.

Also, we corrected the provision for income taxes to reflect the tax impact of the above noted changes to our revenue and associated cost of revenue recognition, to adjust certain tax credits, to adjust the recorded amounts of tax benefits related to stock-based compensation and the related windfall tax benefits as additional paid-in capital, to adjust amounts excluded from taxable income for tax free interest and to adjust deferred taxes for changes in state and local tax rates.

The impact of these restatements for the three and six months ended June 30, 2004 was to reduce net loss by $0.3 million and increase net income by $0.5 million, and to reduce loss per share by $0.02 and to increase income per share by $0.02 per share (diluted). The impact on income per share (basic) was an increase of $0.02 for both the three and six months ended June 30, 2004. For a more detailed description of the effects of the restatement on the Consolidated Statements of Operations for the three and six months ended June 30, 2004, see Note 3 to our Consolidated Financial Statements.

We also restated the Pro Forma Stock Based Compensation table as set forth in Note 1 to the Consolidated Financial Statements to reflect the tax effect of the adjustments to reported pro forma net income (loss) and to correct assumptions used in computing stock-based compensation expense under the fair value based method.

Our financial statements also reflect the reclassifications of auction rate securities and restricted cash. As discussed in Note 1 to our Consolidated Financial Statements, we reclassified certain investment securities known as "auction rate securities" that had contractual maturity dates greater than 90 days but interest reset dates of less than 90 days, as "short-term investments." Previously we classified such investment securities as cash and cash equivalents. Accordingly, we have presented the purchases and sales of these securities within the investing section of the Consolidated Statements of Cash Flows for all periods presented. These reclassifications increased cash flows from investing activities for the six months ended June 30, 2004 by $1.9 million.

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

Net Revenues

We derive our net revenues from domain name registrations, other products and services, and advertising. We earn registration fees in connection with new, renewed, and transferred-in registrations. Registration periods generally range from one to ten years. Under this subscription-based model, we recognize revenue over the period during which we provide the registration services, including customer service and maintenance of the individual domain name records. Accordingly, domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period, or in the case of transferred-in registrations, over the period from the transfer-in date (which is generally earlier than the start date of the next paid registration period) through the end of the next paid registration period. In the event a registration is transferred out to another registrar prior to the end of the subscription term, we recognize any remaining unamortized deferred revenue related to that registration immediately on the transfer-out date.

We experienced a decrease in our total domain names under management to approximately 2.9 million as of June 30, 2005 from approximately 3.0 million as of June 30, 2004.

In addition to our standard registration fees, many of which are published on our www.register.com website, we have a number of different fee structures for our domain name registration services. Our Corporate Services channel provides a diversified range of generally higher-priced services and also extends volume-based discounts for domain name registrations and transfers. Revenues from processing fees for domain name applications, which may or may not result in domain name registrations, and other on-line brand protection services, are recognized upon the provision of services.

We pay referral commissions to certain participants in our Global Partner Network and to participants in our affiliate network. Other participants in our Global Partner Network pay us a wholesale price per registration, which is discounted from our standard registration fee.

Other products and services, which primarily consist of email, domain name forwarding, web hosting, web site creation, application processing fees for new ccTLDs and gTLDs, on-line brand protection services, and fees for modifying existing registrations, are sold either as one time offerings or through annual or monthly subscriptions, depending on the product or service. We recognize revenue over the period during which services are provided, which may be immediate or over the term of the agreement with the customer. When we refer to "products and services," we are referring to our various types of bundled products and services that are referred to as products and services in our marketing activities. We do not sell any tangible products.

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

We require prepayment at the time of sale via credit card for most online domain name registration sales and other products and services, which provides us with the full cash fee at the beginning of the registration period. For many of our customers who register domain names and purchase other products and services through our Corporate Services channel, for certain of the participants in our Global Partner Network, and for our advertising customers, we establish lines of credit based on credit worthiness. Critical accounting estimate: We record a provision for estimated uncollectible accounts receivable from our customers for whom we have established lines of credit. The provision is accounted for as a reduction of revenues. We rely on prior experience to estimate the amount of cash which will ultimately be collected from the receivables, and the resulting amount of accounts receivable which will be uncollectible. Such amounts cannot be known with certainty at the financial statement date. Understating the amounts of potentially uncollectible receivables may cause revenue recognition and the realizable value of accounts receivable to be overstated, and vice versa.

For customers who have elected our auto-renew option available through the Corporate Services channel, we may renew registrations in advance of the scheduled renewal dates. For certain customers, this procedure is based on our historical practices which have been informally accepted by customers but are not specified by contract. If a customer failed to timely notify us of its cancellation of the auto-renew option for specific domain names, we may need to issue credits. Critical accounting estimate: We record a provision for amounts that we estimate may be refunded or credited back to customers who may notify us within four days after the scheduled renewal date that they do not want specific domain names renewed. Historical experience is used to develop the aforementioned estimates. Underestimating the amounts of potential refunds may cause revenue recognition and the realizable value of accounts receivable to be overstated, and vice versa.

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

Cost of Revenues

Our cost of revenues consists of the costs associated with providing domain name registrations and other products and services. Cost of revenues for domain name registrations represents amortization of registry fees on a straight-line basis over the registration term, depreciation of the equipment used to process the domain name registrations, fees paid for co-location facilities housing our equipment, and fees paid to the financial institutions to process credit card payments on our behalf. Cost of revenues does not include penalties for excessive credit card chargebacks and refunds; such penalties are classified as general and administrative expense. Through June 30, 2005 we paid registry fees for gTLDs ranging from $5.30 per year for each .biz domain name registration to $6 per year for each ..info, .com, .net and .org domain name registration. We pay registry fees ranging from $6 to $5,000 per year for one to ten-year country code domain name registrations. The largest component of our cost of revenues is registry fees which, while paid in full at the time the domain name is registered, are recorded as a prepaid expense and amortized to cost of revenues ratably over the terms of the related registrations, as described above under "Net Revenues".

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

We currently account for stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and related authoritative accounting pronouncements. Under APB 25, stock-based compensation expense relates to grants of restricted stock, stock options and warrants to employees and directors with exercise prices below fair market value of the underlying stock on the date of grant, and all such grants to consultants and vendors. With respect to grants made through December 31, 2004 and grants which may be made during 2005, stock-based compensation expense, will continue to be accounted for under APB 25 through December 31, 2005. As of January 1, 2006 we will adopt Statement of Financial Accounting Standards 123R "Share Based Payment" ("SFAS 123R") under which stock-based compensation expense will be recorded for the unvested portions of option grants through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. Such stock-based compensation expense will reduce our earnings or increase our losses in future periods. Critical accounting estimate: Our assumptions of future volatility, estimated life of options, and future employee turnover would have a significant impact on stock-based compensation expense to be recorded under SFAS 123R. If our assumptions of volatility, option life and employee turnover are too low, our stock-based compensation expense would be understated, and vice versa.

Credit card penalties.    The credit card associations may impose financial penalties if our chargebacks and/or refunds exceed certain thresholds. Such penalties are not charged to revenues, but are classified as general and administrative expense. We are experiencing high rates of refunds to customers in excess of the contractually specified levels agreed to with the credit card associations, which, combined with high rates of chargebacks in the past, have resulted in the assessment of financial penalties by two credit card associations for periods through December 31, 2001. If we are unable to lower our refund rates to levels defined in the credit card associations' rules, we could continue to be subject to such penalties. Critical accounting estimate: Because the imposition of any potential penalties is at the discretion of the associations, subject to contractual limitations, generally accepted accounting principles require that we accrue expense to cover what we estimate to be the maximum potential penalties that could be imposed. In October 2004, we obtained a release for any penalties which could be imposed for excessive chargebacks and refunds processed through September 30, 2003 and, accordingly, in accordance with generally accepted accounting principles applicable to extinguishments of liabilities, in October 2004 we reversed the expense accruals previously recorded during the period from January 2002 through September 2003. In February 2005, March 2005 and June 2005, we received additional releases from any penalties which may have been imposed for transactions processed from October 2003 through April 2004. As a result in the first and second quarters of 2005 we reversed expense accruals previously recorded from October 2003 through April 2004. Based on discussions and correspondence with our credit card processor regarding potential penalties accrued after April 30, 2004, we believe that it is likely that we will not be required to pay the full amount accrued, or perhaps any amount at all for periods after such date. However we are required to continue to accrue for such potential penalties for periods after April 30, 2004 until we obtain a release or it is determined that no penalties will be imposed or penalties are actually assessed. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time. Accordingly, our general and administrative expense may vary significantly from period to period as a result of accruals for potential credit card penalties and reversals thereof.

If a significant percentage of customers continue to request refunds from us or contact their bank to request that the amount we charged to their credit card be charged back to us based on claims that their credit card was used fraudulently or without their consent, our business could be materially adversely affected. See "Risk Factors" and Note 2 to our Consolidated Financial Statements "Commitments and Contingencies — Potential Credit Card Penalties" for additional information in connection with penalties that may be imposed by credit card associations and other risks associated with the Company's credit card chargebacks and refunds.

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

Net Income (Loss)

Although we were profitable for the six months ended June 30, 2005, the year 2004 and the year 2003, we were not profitable for the year 2002. Our net loss for 2002 included a goodwill impairment write-down and amortization of intangibles of $17.0 million. Although we have recently taken several initiatives intended to reduce our operating expenses, we cannot assure you as to when or if these reductions will be realized. We expect our technology costs to continue at high levels throughout 2005 albeit lower than 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you whether our efforts to upgrade and improve our systems will be completed in a timely manner or will be successful. Losses at RCOM Europe and RPI Inc. (formerly RegistryPro, Inc.), prior to the sale of the core assets of RPI Inc. in February 2004, have contributed to a decline in our profitability. We expect losses at RCOM Europe to impact our profitability negatively through the year 2005 and perhaps beyond. We have also planned for an increase in our marketing expense in 2005 compared with 2004, however, we may choose not to spend all of the money budgeted for marketing and we cannot assure you that, if we do, such additional marketing expenses will result in additional revenues. Further, our advertising revenues were materially lower in 2004 compared with prior periods, and we anticipate that our revenues from advertising will continue to be materially lower in 2005 and perhaps beyond compared with periods prior to the fourth quarter of 2003. In addition, unless we lower our credit card refunds and maintain a low number of chargebacks relative to total credit card transactions processed, we may continue to be potentially liable for significant penalties from credit card associations, which would continue to impact our profitability (see "Risk Factors" for additional information). As of June 30, 2005, we have accrued a net total of $2.3 million for such potential penalties (net of reversals in the fourth quarter of 2004 and the first six months of 2005 of potential penalties recorded in prior periods), which amount is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of June 30, 2005. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time. We also anticipate incurring substantial costs related to remediating the material weaknesses in our internal controls and other compliance matters related to Section 404 of the Sarbanes-Oxley Act of 2002, and although we currently estimate the total costs related to compliance with Sarbanes-Oxley will be lower in 2005 than in 2004, we cannot assure you that such will be the case.

We have also lowered prices for certain services to remain competitive and if we are forced to lower prices further due to increased competition in the industry and we are unable to reduce our expenses or grow our sales at a commensurate rate our profitability and cash flow from operations would be adversely impacted.

For all the above reasons, we cannot assure you that we will be able to operate profitably or attain and/or sustain positive cash flow in the future.

Results of Operations

The Consolidated Statement of Operations sets forth selected unaudited quarterly data for the three and six months ended June 30, 2005 and 2004. In our opinion, this information has been prepared substantially on the same basis as the audited financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts set forth below to state fairly the unaudited quarterly results of operations data. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net Revenues

Total net revenues increased 3% to $25.5 million for the second quarter of 2005 from $24.8 million for the second quarter of 2004. At June 30, 2005, our deferred revenue balance was $102.8 million, compared with $102.2 million at March 31, 2005, representing a increase of $0.6 million for the second quarter of 2005. The increase in deferred revenues was primarily due to an increase in our average subscription term. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 8% to $19.6 million for the second quarter of 2005 from $21.3 million for the second quarter of 2004. The decrease was due to a lower number of domain names registered and lower average prices per year of subscription term. The average number of names under management during the second quarter of 2005 was 2.9 million, down from 3.1 million during the second quarter of 2004. We expect to face continued pricing pressure in the future, which would adversely impact our revenues and profitability.

Other Products and Services.    Revenues from other products and services increased 69% to $5.4 million in the second quarter of 2005 from $3.2 million in the second quarter of 2004. The increase was due primarily to increased revenues from web hosting, WebSiteNow! and email services.

Advertising.    Revenues from advertising increased 27% to $0.4 million for the second quarter of 2005 from $0.3 million for the second quarter of 2004 primarily as a result of additional advertising placements during the second quarter of 2005 for new and existing advertisers.

Cost of Revenues

Cost of Revenues.    Total cost of revenues increased 2% to $8.1 million in the second quarter of 2005 from $7.9 million in the second quarter of 2004.

Cost of Domain Name Registrations.    Costs recognized for domain name registrations decreased 3% to $7.2 million in the second quarter of 2005 from $7.4 million in the second quarter of 2004. The decrease resulted primarily from a lower average number of domain names under management in the second quarter of 2005.

Cost of Other Products and Services.    Cost of other products and services increased 88% to $0.9 million in the second quarter of 2005 from $0.5 million in the second quarter of 2004. The increase was related to higher revenues from other products and services, as described above.

Gross Profit Margin

Our total gross profit margin increased to 68.2 % in the second quarter of 2005 from 68.1% in the second quarter of 2004, as a result of the increased portion of our total revenues which were derived from other products and services, which have a higher gross profit margin than domain name registration services.

Operating Expenses

Total operating expenses decreased 4% to $16.6 million in the second quarter of 2005 from $17.2 million in the second quarter of 2004.

Sales and Marketing. Sales and marketing expenses increased 12% to $7.9 million in the second quarter of 2005 from $7.1 million in the second quarter of 2004. The increase resulted primarily from an increase in media spending.

Technology. Technology expenses decreased 21% to $3.7 million in the second quarter of 2005 from $4.7 million in the second quarter of 2004. The decrease resulted from lower costs for salaries and benefits because of a reduction in the number of technology employees, and lower expenses for software consultants. We anticipate that technology expenses will continue at high levels in 2005 (albeit lower than 2004), and perhaps beyond, as we continue our efforts to upgrade and improve our systems.

General and Administrative. General and administrative expenses decreased 8% to $4.9 million in the second quarter of 2005 from $5.3 million in the second quarter of 2004. The decrease resulted primarily from the fact that the second quarter of 2004 included a $1.4 million charge to expense for settlement of certain litigation. Also contributing to the decreased expense was a reversal in the second quarter of 2005 of $0.4 million of potential credit card penalties which had been recorded in March and April 2004. These potential credit card penalties were reversed in accordance with generally accepted accounting principles applicable to extinguishments of liabilities following our receipt of a release in June 2005 from our credit card processor for any penalties which may have been imposed for excessive chargebacks and refunds processed in March and April 2004. Partially offsetting the aforementioned factors was an increase of $0.5 million in audit fees and severance of $0.4 million for the Chief Executive Officer in the second quarter of 2005, and the fact that a gain of $0.4 million on sale of a property was recorded in the second quarter of 2004.

Other Income, Net

Other income, net, which consists primarily of interest income and realized gains (losses) on sales of securities, net of bank fees and charges, was $0.7 million in the second quarter of 2005 and $0.2 million in the second quarter of 2004. Our interest income was higher by $0.4 million in the second quarter of 2005 because of higher prevailing interest rates compared with the second quarter of 2004.

Provision for Income Taxes

The provision for income taxes in the second quarter of 2005 was $0.4 million, representing an effective rate of 29% of pretax income. This effective rate is lower than the statutory effective tax rate (34%) and resulted from our tax-exempt interest income, offset in part by the effect of state income taxes. The provision for income taxes in the second quarter of 2004 was a benefit of $0.03 million, and represented an effective rate of 36% of pretax loss of $0.1 million. The 2004 effective rate was higher than the statutory effective rate (34%) as the result of state and local income taxes offset by tax-exempt interest.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net Revenues

Total net revenues decreased 0.5% to $50.9 million for the first six months of 2005 from $51.1 million for the first six months of 2004. At June 30, 2005, our deferred revenue balance was $102.8 million, compared with $98.6 million at December 31, 2004, representing a increase of $4.2 million for the first six months of 2005. The increase in deferred revenues was primarily due to an increase in our average subscription term. Our deferred revenue balance is an indicator of revenue to be recognized in future periods.

Domain name registrations.    Recognition of revenues from domain name registrations decreased 10% to $39.9 million for the first six months of 2005 from $44.4 million for the first six months of 2004. The decrease was due to a lower number of domain names registered and lower average prices per year of subscription term. The average number of names under management during the first six months of 2005 was 2.9 million, down from 3.1 million during the first six months of 2004. We expect to face continued pricing pressure in the future, which would adversely impact our revenues and profitability.

Other Products and Services.    Revenues from other products and services increased 66% to $10.1 million in the first six months of 2005 from $6.1 million in the first six months of 2004. The increase was due primarily to increased revenues from web hosting, WebSiteNow! and email services.

Advertising.    Revenues from advertising increased 31% to $0.9 million for the first six months of 2005 from $0.7 million for the first six months of 2004 primarily as a result of additional advertising placements during the first six months of 2005 for new and existing advertisers.

Cost of Revenues

Cost of Revenues. Total cost of revenues decreased 2% to $16.2 million in the first six months of 2005 from $16.4 million in the first six months of 2004.

Cost of Domain Name Registrations.    Costs recognized for domain name registrations decreased 7% to $14.5 million in the first six months of 2005 from $15.6 million in the first six months of 2004. The decrease resulted primarily from a lower average number of domain names under management.

Cost of Other Products and Services.    Cost of other products and services increased 95% to $1.7 million in the first six months of 2005, from $0.8 million in the first six months of 2004. The increase was related to higher revenues from other products and services, as described above.

Gross Profit Margin

Our gross profit margin increased to 68.2% in the first six months of 2005 from 67.9% in the first six months of 2004, as a result of the increased portion of our total revenues which were derived from other products and services, which have a higher gross profit margin than domain name registration services.

Operating Expenses

Total operating expenses decreased 2% to $32.9 million in the first six months of 2005 from $33.5 million in the first six months of 2004.

Sales and Marketing.    Sales and marketing expenses increased 12% to $16.1 million in the first six months of 2005 from $14.3 million in the first six months of 2004. The increase resulted primarily from an increase in media spending.

Technology.    Technology expenses decreased 13% to $7.8 million in the first six months of 2005 from $8.9 million in the first six months of 2004. The decrease resulted from lower costs for salaries and benefits because of a reduction in the number of technology employees, offset in part by increased expenses for software consultants. We anticipate that technology expenses will continue at high levels in 2005 (albeit lower than 2004), and perhaps beyond, as we continue our efforts to upgrade and improve our systems.

General and Administrative.    General and administrative expenses decreased 11% to $8.8 million in the first six months of 2005 from $9.9 million in the first six months of 2004. The decrease resulted primarily from the reversal during the first six months of 2005 of $1.3 million of potential credit card penalties which had been recorded from October 2003 through April 2004. These potential credit card penalties were reversed in accordance with generally accepted accounting principles applicable to extinguishments of liabilities following our receipt of releases in February, March, and June 2005 from our credit card processor for any penalties which may have been imposed for excessive chargebacks and refunds processed from October 2003 through April 2004. The decrease in general and administrative expense in the first six months of 2005 also resulted in part from the fact that the first six months of 2004 included a $1.4 million charge to expense for settlement of certain litigation. Partially offsetting the aforementioned factors was an increase of $0.8 million in audit fees and severance of $0.4 million for the Chief Executive Officer in the first six months of 2005, and the fact that a $0.4 million gain on sale of a property was recorded in the first six months of 2004.

Other Income, Net

Other income, net, which consists primarily of interest income and realized gains on sales of securities, net of bank fees and charges, was $1.0 million and $0.6 million for the first six months of 2005 and 2004, respectively. Our interest income increased by $0.6 million in the first six months of 2005 primarily because of higher prevailing interest rates compared with the first six months of 2004. That increase was offset in part by higher bank fees and charges which increased by $0.1 million in the first six months of 2005. In the first six months of 2004, we recorded $0.1 million of realized gains on sales of securities.

Provision for Income Taxes

The provision for income taxes in the first six months of 2005 was $0.8 million, representing an effective rate of 28% of pretax income. This effective rate is lower than the statutory effective tax rate (34%) and resulted from our tax-exempt interest income, offset in part by the effect of state income taxes. The provision for income taxes in the first six months of 2004 was $0.6 million, representing an effective rate of 36% of pretax income. The 2004 effective rate was higher than the statutory effective rate (34%) as the result of state and local income taxes offset by tax-exempt interest.

Recent accounting pronouncements

SFAS 123R "Share-Based Payment" was issued in December 2004. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to defer the effective date of SFAS 123R until January 1, 2006 and provide guidance on implementation of SFAS 123R. This statement will require that we record stock-based compensation expense for the unvested portions of stock options, warrants and restricted stock grants granted through December 31, 2005 and for all grants on or after January 1, 2006 of stock options, warrants, and restricted stock, in all cases based on their fair value on the respective grant dates. This statement will also require that our Employee Stock Purchase Plan be treated as a compensatory plan for which stock-based compensation expense will be recorded starting January 1, 2006. We have not determined the impact that adoption of SFAS 123R will have on our financial statements, however based on options outstanding as of December 31, 2004 we currently estimate that the impact would be to increase operating expense and reduce net income for the year ended December 31, 2006, however we are unable at this time to precisely estimate the impact.

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

At June 30, 2005, our cash and cash equivalents, short-term investments and noncurrent marketable securities totaled $110.1 million, compared with $108.3 million at December 31, 2004, representing an increase of $1.8 million for the first six months of 2005. During the first six months of 2005 we generated $1.9 million of net cash provided from operating activities and we used $0.7 million for capital expenditures, compared with $7.2 million of net cash provided from operating activities and $2.1 million of capital expenditures in the first six months of 2004. During the first six months of 2005 we also received $1.1 million in proceeds from exercises of common stock options and warrants.

Net cash provided by operating activities decreased to $1.9 million in the first six months of 2005 from $7.2 million in the first six months of 2004. Although deferred revenues were higher in the first six months of 2005, this factor was more than offset by higher accounts receivable, higher prepaid registry fees, and higher professional fee payments in the first six months of 2005 for audit work related to 2004 Sarbanes-Oxley compliance and the restatement of our financial statements for 1999 through 2003 and for the auditor's review of our financial statements for the first quarter of 2005. Our recent reduction in sales prices for domain registrations, continuing professional fees related to compliance with Sarbanes-Oxley, and costs related to remediation of our material control weaknesses may continue to adversely impact our cash provided by operating activities in future periods. In addition, our Board of Directors is currently considering strategic alternatives for the Company, and a stockholder has announced its intention to solicit proxies for a dissident slate of director candidates. We will incur significant fees and expenses related to these matters during the last six months of 2005.

We currently expect our expenses for technology to decline during 2005 compared with 2004; however as a result of delays in the implementation of our new systems in connection with a series of cost reductions and systems improvements we have been undertaking (referred to in this Form 10-Q as our "restructuring program"), we cannot assure you that we will be successful in reducing our technology expenses. We expect our sales and marketing expense to increase in 2005 compared with 2004. We believe that our current balance of cash, short-term investments and noncurrent marketable securities together with anticipated cash to be provided from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, when compared to our financial position prior to the consummation of our $120 million self-tender offer in September 2003, we have significantly reduced our cash position and our future interest income, reduced our ability to engage in significant transactions without additional debt or equity financing, reduced our ability to cover existing contingent or other future liabilities, and potentially negatively impacted our liquidity during future periods of increased capital requirements or operating expenses. Our noncurrent marketable securities totaling $2.5 million as of June 30, 2005 represent publicly traded debt securities with stated maturities greater than twelve months, however such securities are readily saleable. Although they are available for sale and readily marketable, management does not expect to use any proceeds from these investments to fund operations over the next twelve months.

A summary of our contractual obligations for operating leases and other commitments as of June 30, 2005 is as follows:

	Total payments due in each of the periods shown below
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	In thousands
Operating lease obligations	$4,939	$668	$2,327	$1,870	$74
Purchase obligations (1)	1,599	465	1,134	—	—
Total	$6,538	$1,133	$3,461	$1,870	$74

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed minimum quantities to be purchased: fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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

Management has identified a number of material weaknesses in our internal control over financial reporting (see "Item 4. Controls and Procedures"). Some of these weaknesses resulted in errors in our historical financial statements, which in turn resulted in a restatement of our financial statements for certain prior periods. Although we are currently in the process of implementing remediation measures to correct these material weaknesses, we can provide no assurance that we will be successful in these efforts or that the remediation measures will result in our having adequate internal controls in the future. In addition, we cannot assure you that we will not in the future identify further deficiencies or weaknesses in our internal control over financial reporting. If we are unable to adequately remediate our material weaknesses and maintain an effective system of internal controls, our ability to timely and accurately report financial results may be adversely affected, which could cause investors to lose confidence in our reported financial results and could have a negative impact on our stock price. In addition, we expect to incur substantial costs in 2005 in connection with these remediation measures and the implementation of such measures may distract management from its ordinary business functions.

Although we have entered into a definitive merger agreement to be acquired for cash, the closing of the transaction is subject to numerous conditions, some of which are beyond our control, and we can provide no assurance that the closing will occur within the time currently anticipated or at all.

On August 9, 2005, we signed a definitive merger agreement to be acquired for a cash purchase price of $7.81 per share. Although we currently expect the transaction will close during the fourth quarter of 2005, there are numerous conditions to closing, including the approval of our stockholders and regulatory approval, and we can provide no assurance that the closing will occur within that time period or at all.

Any delay in the future filing of our required SEC reports could result in the delisting of our common stock or have other material adverse effects on our business.

Our remediation of certain material weaknesses in our internal controls will require extensive and time consuming manual processing, which may, in the future, delay completion of our financial statements. This may prevent us from timely filing our quarterly reports on Form 10-Q or our annual report on Form 10-K, which would be a violation of Nasdaq Marketplace Rule 4310(c)(14), and would subject us to potential delisting in the future. If our common stock were to be delisted as a result of our failure to timely file a future report on Form 10-Q or Form 10-K, the ability of our investors to buy and sell shares could be materially impaired which could negatively impact our stock price.

In addition to possible delisting, any future late filing of a Form 10-Q or Form 10-K would prevent the timely disclosure to the market of our financial results which could negatively impact our stock price. Also, a future late filing of a Form 10-Q or Form 10-K would cause us not to be in compliance with applicable federal securities laws which could result in action against us by the SEC.

As a result of our failure to timely file our Report on Form 10-Q for the quarter ended March 31, 2005, we will not be eligible to register offerings of our securities on a short form registration statement until May 27, 2006, one year after the date we filed our Report on Form 10-Q for the quarter ended March 31, 2005, which could increase the cost of such offerings (if any) and/or delay their completion. A late filing of a future Form 10-Q or Form 10-K would extend this ineligibility period until one year after the delinquent filing.

We have incurred losses in the past and cannot assure you that we will be able to operate profitably or sustain and/or attain positive cash flow in future periods.

Although we were profitable for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, we were not profitable for the years ended December 31, 2002 and 2001. Our net loss for 2002 included a goodwill impairment write-down and amortization of intangibles of $17.0 million and our net loss for 2001 included a $32.5 million write-down of intangibles. As of June 30, 2005 our accumulated deficit totaled $37.3 million. We expect our technology costs to continue at high levels throughout 2005 albeit lower than 2004 as we continue our efforts to upgrade and improve our systems and we cannot assure you whether our efforts to upgrade and improve our systems will be completed in a timely manner or will be successful. In addition, losses at our RCOM Europe subsidiary and RPI Inc. (formerly RegistryPro, Inc.), prior to the sale of the core assets of RPI Inc. in February 2004, have contributed to a decline in our profitability. We are expecting losses at RCOM Europe to impact our profitability negatively through the year 2005 and perhaps beyond and we cannot assure you that RCOM Europe will ever achieve profitability. We have also budgeted for an increase in our marketing expense in 2005 compared with 2004, however, we may choose not to spend all of the money budgeted for marketing and we cannot assure you that, if we do, such additional marketing expenses will result in additional revenues. In addition, unless we lower the number of credit card refunds and maintain a low number of chargebacks relative to total credit card transactions processed, we may continue to be potentially liable for significant penalties from credit card associations, which would continue to impact our profitability. Our advertising revenues were materially lower in 2004 compared with prior periods, and we anticipate that our revenues from advertising will continue to be materially lower in 2005 and perhaps beyond compared with periods prior to the fourth quarter of 2003. Further, we have already made some decreases in the prices for certain of our services and if we are forced to lower our prices further due to increased competition in the industry and we are unable to reduce our expenses or grow our sales at a commensurate rate, we may not be able to operate profitably or generate positive cash flow. We also anticipate incurring substantial costs related to remediating the material weaknesses to our internal controls and other compliance matters related to Section 404 of the Sarbanes – Oxley Act of 2002. For all these reasons, we cannot assure you that we will be able to operate profitably or sustain and/or attain positive cash flow in the future.

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

If we fail to complete our restructuring program successfully, and in particular fail to upgrade and improve our systems in a successful, timely and cost-effective manner, or to the extent that we are currently anticipating, our business, financial condition and results of operations could be materially adversely affected. In connection with our restructuring efforts, we have continued to incur expenditures through the six months ended June 30, 2005 on the design and launch of our new global systems for both our Corporate Services channel and our Retail channel. Most customers purchasing our services through our Corporate Services channel were migrated to the new systems as of January 2005. However, we expect to incur additional expenditures in connection with continuing data validation, debugging and process improvements through the third quarter of 2005. Our new Retail channel system was released in its initial Beta version in October 2004 and became available for new customers in February 2005. We expect the migration of customers onto this system and the dedication of resources related to such migration and system implementation to continue through 2005 and perhaps beyond. Beginning in the second quarter of 2005, we also commenced work and began to incur expenditures on systems enhancements for our Global Partner Network channel. We cannot assure you that any process improvements and data migration will be completed or will be successful or that our restructuring program will achieve the goals or timelines we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. In addition, the expected migration of our customers to the new system may temporarily impair our ability to service our customers as planned. We have already experienced significant delays in various stages of these projects which have increased our anticipated costs, delayed the anticipated benefits for these projects and have caused delays in our ability to launch new products and services and upgrade current ones. In addition, we cannot assure you when or if these projects will be successfully completed. Even if our new systems architecture for our Retail channel is launched successfully, we cannot assure you that it will contain all of the features and functionality that we originally planned or that it will enable us to reduce our expenses to the extent and in the time frames we originally contemplated, or to successfully launch new products and services or upgrade current ones in the time or manner that we originally contemplated. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching and marketing new products and services to meet the needs of our customers and to better compete in the marketplace. Any such constraints on our ability to meet the needs of our customers would affect our ability to effectively compete, to attract and retain customers and to market new products and services.

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

Although there was an increase in the marketplace for new .com and .net domain names during the six months ended June 30, 2005, our total number of domain names under management declined. The total number of .com and .net domain names in the Verisign registry increased by approximately 15% during the six months ended June 30, 2005, whereas the total number of ..com and .net domain names for which we are the registrar decreased by 5% during that period. Our total domain names under management declined from approximately 3.0 million as of December 31, 2004 to approximately 2.9 million as of June 30, 2005. During the six months ended June 30, 2005 and 2004, the number of domain name registrations, renewals and transfers to us totaled approximately 1,042,000 and 1,125,000, respectively.

When we began providing online domain name registrations in the .com, .net and .org domains in June 1999, we were one of only five testbed competitive registrars accredited by ICANN to interface directly with Network Solutions' registry for ..com, .net and .org domain names. After the testbed period ended, ICANN began accrediting new registrars and there are currently several hundred ICANN accredited registrars that register domain names in one or more of the gTLDs, although not all of these accredited registrars are currently operational. In addition, many of these registrars offer domain name registrations and related products and services at substantially lower prices than we do. The continued introduction of registrars and resellers into the domain name registration industry, the increased pricing pressures and the rapid growth of some who have entered the industry are making it difficult for us to maintain our industry competitive position. Our competitive position could be further damaged if the market place for domain names were to decrease in the future. If we continue to experience a decline in the total number of paid domain name registrations under management or of our market share, our business, financial condition and results of operations could be materially adversely affected.

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

We recognized lower revenues from domain name registrations for the quarter ended June 30, 2005 ($19.6 million) compared to the quarter ended June 30, 2004 ($21.3 million). The decrease was due to a lower number of domain names under management and to lower average prices per year of subscription term. We believe that increased competition and sensitivity to pricing have been the primary causes of the decline in our number of names under management. Some of our competitors offer domain name registrations at a wholesale price level minimally above the registry fees or even below the registry fees. Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis. Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some of our competitors offer domain name registrations for free, deriving their revenues from other sources. We have made some decreases in the prices for certain of our services and in response to increasing competition in the domain name registration industry, we may be required, by marketplace factors or otherwise, to reduce further, perhaps significantly, the prices we charge for our core domain name registration and related products and services, especially if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. Reducing the prices we charge for domain name registration services in order to remain competitive could materially adversely affect our business, financial position and results of operations.

If our customers do not renew their domain name registrations or if they transfer their registrations to our competitors, and we fail to replace their business or to develop alternative sources of revenue, our business, financial condition and results of operations would be materially adversely affected.

Our business depends in great part on our customers' renewal of their domain name registrations through us and we cannot assure you that those customers who will renew their domain name registrations will do so through us. Although our renewal rate for paid domain name registrations for the twelve months ended June 30, 2005 was approximately 59%, our total domain name registrations under management decreased by 5% during the twelve months ended June 30, 2005 and have declined from a peak of approximately 3.8 million as of September 30, 2001 to approximately 2.9 million as of June 30, 2005. Also, as discussed further below, our renewal rates could be adversely affected by any future modifications we may make to our SafeRenew program. If we are unable to increase the number of new domain name registrations or increase our overall renewal rate, the combination of fewer new customers, fewer customers renewing their registrations through us and the transfers of registrations to other registrars will have the cumulative effect of decreasing the number of domain name registrations under our management. Not only could this cause our revenues from domain name registrations to decrease, but we would be left with fewer domain name customers to whom we could market our other products and services. A continuing decline in our domain name registrations or renewals could materially adversely affect our business, financial condition and results of operations.

If our customers do not find our expanded product and service offerings appealing, or if we fail to establish ourselves as a reliable source for these products and services, our net revenues may fall below current levels.

As competition in the domain name industry continues to intensify, a key part of our strategy is to diversify our revenue base by offering value-added products and services in addition to domain name registrations. Although we have recently experienced increased sales for other products and services such as email, web hosting and website creation tools, our efforts to date have still not resulted in substantial diversification. Further, it will be more difficult to achieve substantial diversification in the near future as we continue to focus significant resources on our restructuring efforts. Our primary business, domain name registrations, renewals and transfers, generated approximately 77% and 84% of our net revenues during the quarters ended June 30, 2005 and 2004, respectively. If, over time, we fail to offer products and services that meet our customers' needs and that are competitive with those offered in the marketplace, our number of domain names under management continues to decline, or our customers elect not to purchase our products and services, our revenues may decline below current levels. Our inability to successfully diversify our revenue base from domain name registrations, together with a reduction in our number of domain names under management, could materially adversely affect our business, financial condition and results of operations.

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

Because the imposition of any potential penalties is at the discretion of the association, subject to contractual limitations, generally accepted accounting principles require that we accrue charges to general and administrative expense to cover what we estimate to be the maximum potential penalties that could be imposed under that association's rules for transactions occurring during those periods. In October 2004, we obtained a release from our credit card processor for any penalties which any credit card association may be entitled to impose for excessive chargebacks and refunds processed through September 2003. Accordingly, in accordance with generally accepted accounting principles applicable for extinguishments of liabilities, in 2004 we reversed the penalty accruals previously recorded during the period from January 2002 through September 2003 in the amount of $5.6 million. This expense reversal was recorded as a reduction of general and administrative expense in October 2004.

In the first six months of 2005, we received additional releases from our credit card processor for any penalties which may have been imposed for transactions processed from October 2003 through April 2004. As a result, in the three and six months ended June 30, 2005, we reversed $0.4 million and $1.3 million, respectively, of previously recorded expense accruals.

In the three and six months ended June 30, 2005 we accrued expense for potential credit card penalties of $0.5 million and $1.0 million, respectively. After reversals of previously recorded accruals, the net expense (reversal of expense) recorded by us during the three and six months ended June 30, 2005 was $0.1 million and $(0.3) million, respectively. In the three and six months ended June 30, 2004, the expense recorded by us for potential credit card penalties was $0.5 million and $1.0 million, respectively. As of June 30, 2005 we have a remaining accrued liability of $2.3 million for such potential penalties (covering the period from May 2004 through June 2005), which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.

We have had discussions and correspondence with our credit card processor regarding these potential penalties. Based on these discussions and correspondence, we believe that it is likely that we will not be required to pay the full amount accrued to date, or perhaps any amount at all for periods after April 2004. However our credit card processor will not confirm that the credit card association will not exercise its contractual right to assess penalties for periods after that date or otherwise provide us with a release for these potential liabilities. Accordingly, we are required to continue to accrue for such potential penalties for periods after April 2004. If the penalties ultimately imposed are less than the maximum contractual amount, or if it is determined that no penalties will be imposed, we would reverse any excess amounts previously accrued as a reduction of general and administrative expense at that time.

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

If we are not able to achieve compliance with newly instituted security standards for credit cardholder data, we may be subject to financial penalties and we could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

Starting June 30, 2005, Visa instituted a penalty program in connection with its mandatory compliance program that requires merchants and others who store or transmit cardholder data on behalf of the merchant to adhere to the Payment Card Industry (PCI) Data Security Standards. These standards are intended to ensure that cardholder data is appropriately protected at all points within the course of a transaction. We have engaged the services of a third-party expert to review our cardholder data security standards and, based on this review and a self-audit we performed, we have identified certain areas in which we do not meet the new PCI Data Security Standards. We were not in compliance with the PCI Data Security Standards as of June 30, 2005, but we are in the process of addressing the areas of non-compliance and we currently anticipate we will be in compliance in the early part of the fourth quarter of 2005. Because we were not in compliance with the standards by June 30, 2005, we may be subject to certain penalties, including fines starting at $50,000 for the first month of non-compliance and increasing thereafter. If our existing cardholder data security systems are breached before we are able to achieve compliance with the new standards, we may be subject to fines up to $500,000 per incident and the possible revocation of our merchant credentials. Furthermore, even if we are in compliance with the standards but our systems nevertheless experience (i) a suspected or confirmed loss or theft of any Visa transaction information, and we fail to notify Visa, we would be subject to a penalty of $100,000 per incident or (ii) a violation that presents immediate and substantial risks to Visa and its members, we would be subject to additional fines in amounts that have not been announced.

MasterCard has instituted a similar compliance program which required compliance starting January 1, 2005. We are not, and have not been, in compliance with MasterCard's data security standards. The penalty applicable under MasterCard's compliance program for non-compliance through the fourth quarter of 2005 is up to $7,000 for the entire period of non-compliance. MasterCard has not published information regarding what penalties might apply if our existing cardholder data security systems are breached before we are able to achieve compliance with the new standards.

Most other major credit card companies have instituted similar compliance programs. However, to our knowledge, with the exceptions of Visa and MasterCard, no other credit card association has announced any penalties for non-compliance. We cannot assure you that we will achieve compliance in a timely manner or prior to deadlines that may be set by the credit card companies, which may subject us to penalties established or to be established by the credit card companies. The accrual of penalties could, and the loss of our merchant credentials from any of the major credit card companies would, have a material adverse effect on our business, financial condition and results of operations.

Some of the measures we are implementing to reduce our rate of chargebacks and credit card refunds may reduce our net revenues.

In an effort to reduce our rate of chargebacks and credit card refunds, we have implemented a number of different measures. However, by implementing aggressive online fraud screens and post-transaction verifications designed to prevent fraudulent credit card transactions on our website, we may block legitimate customers from purchasing our services, thereby reducing our net revenues. Also, in an effort to protect our customers' online identities, our SafeRenew program was implemented in January 2001 on an "opt out" basis to .com, .net and .org domain name registrations registered through the www.register.com website, and was subsequently expanded to cover certain other gTLDs and ccTLDs registered through this website as well as certain other products and services. Under the terms of our services agreement, at the time a covered registration, product or service comes up for renewal, we attempt to charge a registrant's on-file credit card a renewal fee for the applicable term and, if the charge is successful, to renew the registration, product or service for such applicable term. We had modified a portion of this program to an "opt in" basis with respect to international transactions and, although we have changed this portion of the program back to an "opt out" status, we may choose to revise the program again from time to time in the future. Any modifications we undertake that result in the lapse of a significant number of domain name registrations or other products or services that would have been renewed through the SafeRenew program could damage our relationships with customers that had relied upon the SafeRenew program to renew their domain name registrations or other products or services. In addition, implementing changes to the program may have an adverse effect on our renewal rates in future periods and, as a result, may materially adversely affect our net revenues.

We face certain risks as a result of changes to our management team, including our President and Chief Executive Officer.

Our success depends in large part on the contributions of our management team. Over the past few years, we have experienced a significant number of changes to the members of our management team and we have experienced a high employee turnover rate. For example, our President and Chief Executive Officer chose not to renew his employment agreement which expired in June 2005. We have incurred costs in seeking a qualified candidate to succeed our President and Chief Executive Officer and have currently retained the services of an Interim Chief Executive Officer. However, we can provide no assurance that, if the Interim Chief Executive Officer's employment is terminated prior to our retention of a new Chief Executive Officer, we will be able to identify and retain a qualified candidate on terms acceptable to us or at all.

We have experienced recent additional turnover in senior management as follows: our Vice President of Investor Relations and Corporate Communications in July 2005, our Vice President of Business Development in June 2005, our Vice President of Human Resources in February 2005, our General Manager of Corporate Services in October 2004 and our Chief Technology Officer in April 2004. In addition, our Senior Vice President of Operations' relationship with the Company will terminate as of October 1, 2005. The Business Development, Investor Relations and Corporate Communications and Operations roles have been, or will be, eliminated for the present. Each other role has since been filled. Although we do not believe that the departure of any one of these individuals will have a significant negative impact on our business, we face operational challenges as a result of this turnover because some members of our management team are still learning about our company and the industry and may not have had sufficient time to develop effective working relationships with the other members of our management team. If we do not succeed in solving the operational challenges we face in connection with the changes to our management team, especially identifying a permanent replacement of our President and Chief Executive Officer, we could suffer a significant adverse impact on our business.

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

Our advertising revenues have decreased significantly due to the discontinuation of our most significant advertising customer and we may not be able to replace this revenue in the future.

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

For example, we acquired RCOM Europe in March 2002 and, after selling its hosting division in May 2002, are still in the process of integrating its technology with that of our U.S. and Canadian operations. Our efforts to transition the back and front-end systems that we previously used in our U.S. Corporate Services channel to those we acquired through RCOM Europe have resulted in fulfillment delays and invoice issuance delays and inhibited the effectiveness of our U.S. Corporate Services support and sales teams. We may face similar issues in the future as we make efforts to improve our Corporate Services systems and processes and further integrate RCOM Europe. RCOM Europe has incurred pre-tax losses of $10.8 million in 2002 (including a goodwill impairment charge of $8.3 million), $2.0 million in 2003, $1.1 million for 2004 and $0.5 million for the first six months of 2005. We are currently projecting a net loss for RCOM Europe for 2005 and we may not be able to increase revenues or cut expenses sufficiently to make it profitable in the future.

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

Before April 1999, Network Solutions managed the domain name registration system for the .com, .net and .org domains pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized ICANN to oversee key aspects of the Internet domain name registration system. Since that time and particularly because the domain name industry is in its early stages of development, ICANN has been subject to strict scrutiny by the public and the government. Although it recently underwent a restructuring, ICANN continues to face significant questions regarding its financial viability and efficacy as a private sector entity. While these issues will take time to sort out, the long-term structure and mission of ICANN may evolve, even in the coming year, to address perceived shortcomings. Accordingly, we continue to face the risks that:

•	pending litigation against ICANN could affect ICANN's role in overseeing the domain name registration system;

•	ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations;

•	accreditation criteria could change in ways that are disadvantageous to us;

•	ICANN's limited resources may seriously affect its ability to carry out its mandate, including the enforcement of its own policies and agreements against our key competitors or suppliers; and

•	international regulatory bodies, such as the ITU, the UN or the European Union (EU), may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy.

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

Our failure to register, secure, maintain, transfer or renew the domain names that we process on behalf of our customers or to provide our other products and services to our customers without interruption may subject us to additional expenses, claims of loss or negative publicity, which could have a material adverse effect on our business.

Clerical errors and system and process failures have resulted in (i) inaccurate and incomplete information in our database of domain names and in our failure to properly register or to maintain, secure or renew the registration of certain domain names that we process on behalf of our customers and (ii) interruption in provision of our other products and services. Our failure to (i) properly register or to maintain, secure or renew the registration of our customers' domain names or (ii) provide our other products and services without interruption, even if we are not at fault, may result in our incurring significant expenses and may subject us to claims of loss or negative publicity, which could have a material adverse effect on our business, financial condition and results of operations.

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

If third-parties succeed in penetrating our network security or otherwise misappropriate our customers' personal or credit card information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims as well as for other misuses of personal information, including for unauthorized marketing purposes. These claims could result in penalties from credit card associations, including those discussed above in connection with our failure to adhere to PCI Data Security Standards, potential termination by credit card associations of our ability to accept credit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation, as any well-publicized compromise of security could deter people from using online services such as the ones we offer.

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

If we or our third party service providers experience security breaches, we could be exposed to liability and our reputation and business could suffer.

We retain certain confidential customer information in our data centers, various application databases and the resources of certain third party service providers. Despite our security measures,

our infrastructure, applications and databases and the resources of our third party service providers may be vulnerable to physical break-ins, computer viruses, and attacks by hackers or similar disruptive events. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and databases or the resources of our third party service providers may jeopardize the security of information stored on our premises or at the premises of our third party service providers such as domain names, DNS information, credit card information, customer personal or private contact information or in the web pages of our customers. In such an event, we could face significant liability and customers could be reluctant to use our services. Such an occurrence could also result in adverse publicity and therefore, adversely affect the market's perception of the security of electronic commerce and communications over Internet networks as well as of the security or reliability of our services.

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

As a registrar of domain names and a provider of additional web services, we may be subject to various claims, including claims from third-parties asserting trademark or copyright infringement or dilution, unfair competition and violations of publicity and privacy rights, to the extent that such parties consider their rights to be violated by the registration of particular domain names by our users or our hosting of our users' websites or secondary market activities.

For example, we provide an automated service enabling users to register domain names and do not monitor or review the content of such domain names. Users might register domain names which, based on the nature and content of such domain names, could be considered obscene, hateful or defamatory, or which could infringe or dilute a third-party's intellectual property. The law relating to the liability of registrars stemming from the activities of registrants in this regard is currently unsettled in certain jurisdictions, and the actions of our users may therefore expose us to significant liability. Further, the Digital Millennium Copyright Act of 1998 ("DMCA") provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. While the DMCA does not impose copyright infringement liability in connection with domain names where we act solely as registrar, if we receive a properly filed complaint satisfying the requirements of the DMCA from a copyright owner alleging infringement of their protected works appearing on Web pages for which we provide hosting services, and we fail to remove or block access to the allegedly infringing material, such copyright owners may seek to impose liability on us for contributory copyright infringement. Even if we were to prevail in a dispute concerning actions that may be brought against us, litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention.

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

In addition, on July 1, 2003, EU member states were required to implement a directive requiring non-EU providers of electronically supplied services to private individuals and non-business organizations in the EU to impose value-added taxes (VAT) on such services. While we are not aware of any enforcement proceedings brought for violations of this directive, we anticipate that EU member states will be commencing their enforcement efforts in this area in the near term. Although not all of the tax authorities of all of the member states published official guidance on the rules, if we are required to comply with this directive, we will have to implement system changes. These systems changes may be significant and it is not yet clear which of our products and services, if any, would be subject to this directive. If it were determined that one or more of our products and services are subject to this directive, we would not be in compliance with this directive and, as a result, we may be subject to enforcement proceedings relating to claims for VAT dating back to July 1, 2003, plus interest and/or penalties, which could have a material adverse effect on our business, financial condition and results of operations. In addition, imposition of VAT may also lead to some of our products and services that we offer in EU countries becoming more expensive relative to services rendered in those countries by EU businesses, which could put us at a competitive disadvantage if we were to pass along the VAT to our customers, or could reduce our profit margin if we were to absorb the VAT as an additional cost to our business.

Investment Risks

Our stock price is highly volatile.

The market price of our common stock has been and may continue to be highly volatile and significantly affected by a number of factors, including:

•	the announcement of our definitive merger agreement with Vector Capital and the satisfaction of the closing conditions thereunder;

•	interest in the Company by potential acquirors, including any hostile takeover attempt;

•	any proxy contest, including the possible proxy contest with Barington;

•	general market and economic conditions and market conditions affecting technology companies generally;

•	limited availability of our shares on the open market;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	our actual or anticipated net cash inflow or outflows from operations, capital expenditures or financing-related items;

•	any continued decrease in the number of domain names under management and related competitive pricing pressure to the extent it adversely impacts our profitability and/or cash flows from operations;

•	announcements of acquisitions or investments, developments in Internet governance or corporate actions;

•	industry conditions and trends;

•	our restatement of previously issued financial statements;

•	any potential delay in future SEC filings caused by additional manual controls and procedures being implemented in connection with the remediation of the material weaknesses in our internal controls (and any delisting of our common stock as a result of any such delay); and

•	management's identification of any material weaknesses or significant deficiencies in our internal control over financial reporting.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is primarily related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We believe that we are not subject to a material interest rate risk because substantially all of our investments are in money market funds or fixed-rate, short-term securities having a maturity of not more than two years, with a majority having a maturity of less than one year. Accordingly, the fair value of our investment portfolio would not be significantly impacted by a 100 basis point increase or decrease in interest rates. From time to time we also invest in publicly traded stocks, and we are subject to market price risk with respect to such investments. At June 30, 2005, we had no investments in publicly traded stocks.

We generally do not enter into financial instruments for trading or speculative purposes or to hedge exposure. We do not currently utilize derivative financial instruments and we have no present intention of utilizing derivative financial instruments in the future, however it is possible that we may enter into such transactions or similar transactions in the future. At June 30, 2005 we had no long-term debt or foreign currency hedging or derivative instruments.

Our consolidated financial statements are denominated in U.S. dollars. We derived 8% of our net revenues in the first six months of 2005 from operations outside of the United States. We face foreign currency risks in part because our European subsidiaries receive revenues and pay expenses in local currencies, and in part because the expenses of our customer service and operations center in Canada are paid in Canadian dollars. Our European subsidiaries incur most of their expenses in their local currencies, which in part offsets our foreign currency risk related to European revenues received in local currencies. In the first six months of 2005 we estimate that the net adverse impact on our consolidated operating results of the weaker dollar in the first six months of 2005 versus 2004 against the Euro and British Pound was insignificant. Our European subsidiaries use their local currency as their functional currency. Because the financial results of our foreign subsidiaries are translated into U.S. dollars for consolidation, as exchange rates fluctuate such financial results may vary from expectations and may adversely impact our operating results and our net income (loss). The US-dollar equivalent cost of operating our Canadian customer service and operations center was adversely impacted by the weakening of the US dollar against the Canadian dollar in the first six months of 2005 and we estimate that the adverse impact on our consolidated operating results in the first six months of 2005 versus 2004 was approximately $0.4 million.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K") our disclosure controls and procedures were not effective as of June 30, 2005. In light of the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our financial statements included in this report were prepared in accordance with generally accepted accounting principles and present fairly in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting and Management's Remediation Initiatives

Management has continued to enhance internal controls and increase the oversight over those controls. During management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, we identified a number of material weaknesses, which are described in Item 9A of our 2004 Form 10-K. We are currently addressing the identified material weaknesses through a number of initiatives, including those specifically set forth below. The audit committee and management will continue to monitor the effectiveness of our internal control over financial reporting on an ongoing basis and will take further action, as appropriate.

To address the material weakness relating to our historical application of a full month revenue recognition convention, we have switched in part to a mid-month revenue recognition convention and in part to a daily recognition method for periods through the second quarter of 2005. To address the material weakness relating to application errors in our systems that resulted in errors in the timing of revenue and related expense recognition related to domain name subscriptions renewed prior to their respective scheduled expiration dates, domain names transferred in from other registrars, domain names transferred out to other registrars and customer credits, for our Retail channel we have implemented system changes to ensure that all transaction types are properly identified and appropriately processed in the systems so that all transactions requiring deferral and amortization of revenue recognition over a period of time are accounted for in the proper periods. For our Corporate Services and GPN channels, we have implemented manual controls and procedures to ensure that the amortization of deferred revenue and related prepaid expense transactions is calculated in accordance with generally accepted accounting principles, which controls and procedures will remain in effect until we have completed the systems portion of the remediation plan for this material weakness for those channels, which will allow automation of such calculations. We have not estimated the costs that will be incurred to fully implement these changes, however such costs could be significant and could include costs for additional computer hardware to provide faster processing capability and greater data storage capacity, costs for software development and modifications, and costs for additional personnel. The existing manual controls and procedures are very time consuming, and it is possible that we would be unable to complete all of the required procedures in sufficient time to enable us to meet the required due dates for filing reports with the Securities and Exchange Commission.

To address the material weakness related to our invoicing and transaction processing and procedures, by the end of the third quarter of 2005 we intend to (i) have our Corporate Services channel customers agree in writing or electronically to current product and service prices, (ii) have prices and domain name registration expiration dates correctly reflected in the systems, and (iii) enhance our systems to, among other things, provide the required invoice formats, or if that cannot achieved, to implement adequate control procedures to enable us to manually alter the system-generated invoices while ensuring accuracy of such manually altered invoices, although we cannot provide any assurances that we will be successful in remediating these issues by such time.

To address the material weakness related to the determination of our provision for income taxes and the related balance sheet accounts, we implemented new control procedures at the end of the fourth quarter of 2004 under which we calculate the financial statement tax provision and send it to outside tax advisors for review at the end of each quarter. We believe the new control procedures will remediate this material weakness although sufficient time has not passed to allow for a determination that this weakness has been remediated. We can provide no assurances that we will be successful in operating these control procedures.

To address the material weakness related to the calculation of our pro forma stock-based compensation expense, we implemented new procedures to train the relevant personnel to properly input the required assumptions of volatility, interest rates and estimated option life into the computer software program that performs the calculations of pro forma stock-based compensation expense. The new control procedures adopted in the first quarter of 2005 also include a review by our Chief Financial Officer for reasonableness of the results of the calculations produced by the computer software program. We believe the new control procedures will remediate this material weakness, although sufficient time has not passed to allow for a determination that this weakness has been remediated. We can provide no assurances that we will be successful in operating these control procedures.

To address the material weakness related to systems access, we implemented control procedures to require quarterly updates of all user access lists to all financial applications, which we began at the end of the fourth quarter of 2004. We believe that when fully operational, the new control procedures will remediate this material weakness. At the end of the second quarter of 2005, these control procedures were not yet fully operational. We can provide no assurances that we will be successful in operating these control procedures.

Other than the remediation measures described above and the new system implementation discussed below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the first quarter of 2005, the Company implemented a new order entry and billing system for certain customers within the Corporate Services channel which affects accounts receivable, deferred revenue and related prepaid costs, revenue and associated cost of revenue. As anticipated in connection with this system change, on a temporary basis the Company is using manual procedures to calculate the amortization of deferred revenue and related prepaid expenses for the affected customers, whereas those calculations had previously been automated. We intend to implement automated calculations of amortization of deferred revenues and related prepaid expenses for the Corporate Services channel by the end of the third quarter of 2005 although we can provide no assurance that we will be successful in this effort.

The statements contained in Exhibits 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 4.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

On November 15, 2001, the Company, its former Chairman, President and Chief Executive Officer Richard D. Forman and its former Vice President of Finance and Accounting, Alan G. Breitman (the "Individual Defendants"), and Goldman Sachs & Co. and Lehman Brothers, Inc., two of the underwriters in the syndicate for the Company's March 3, 2000 initial public offering, were named as defendants in a class action complaint filed by Stafford Perkins, on behalf of himself and all others similarly situated, alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Goldman Sachs & Co. and Lehman Brothers, Inc. distributed 172,500 of the 5,750,000 shares in the initial public offering. A Consolidated Amended Complaint captioned In re: Register.com, Inc. Initial Public Offering Securities Litigation (which is now the operative complaint), was filed on April 19, 2002. The Consolidated Amended Complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with the Company's initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company's case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual

Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs under the settlement agreement and related agreements will be covered by existing insurance. The Company is currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from the Company's insurance carriers. To the Company's knowledge, the Company's insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court's opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on the Company's results of operations or financial condition in any future period.

There are various other claims, lawsuits and pending actions against the Company incidental to the operations of its business. Although the Company can provide no assurances, it is the opinion of management, after consultation with counsel, that the ultimate resolution of any claims, lawsuits and pending actions to which the Company is subject will not be material to the Company and will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

On August 9, 2005, we signed a definitive merger agreement to be acquired for cash by a wholly owned subsidiary of Vector Capital Corporation. Under the terms of the merger agreement, our stockholders will receive $7.81 in cash for each share of common stock. Although we currently expect the transaction to close during the fourth quarter of 2005, the closing of the merger is subject to numerous conditions, including the approval of our stockholders and regulatory approval, and we can provide no assurance that the merger will close by such time or at all.

We have postponed our 2005 Annual Meeting of Stockholders, previously set for September 8, 2005, and following our submission of preliminary proxy materials with the Securities and Exchange Commission, we expect to schedule a special meeting of stockholders to vote on the merger.

Item 6.    Exhibits.

Number	Description

10.1	Registrar Accreditation Agreement Extension Amendment dated April 20, 2005 between Register.com, Inc. and the Internet Corporation for Assigned Names and Numbers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).

10.2	Lease Amending Agreement, dated May 26, 2005, between Yarmouth Area Industrial Commission and RCOM Canada Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005).

10.3	Agreement, dated June 17, 2005 between Register.com, Inc. and David Moore (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2005)*

10.4	Memorandum, dated July 27, 2005, Regarding Roni Jacobson Retention, Severance and Bonus Plan*

31.1	Certification of David Moore, Interim Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of David Moore, Interim Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.

32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTER.COM, INC.

Date: August 9, 2005	By:	/s/ Jonathan Stern Name: Jonathan Stern Title: Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
10.1	Registrar Accreditation Agreement Extension Amendment dated April 20, 2005 between Register.com, Inc. and the Internet Corporation for Assigned Names and Numbers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).
10.2	Lease Amending Agreement, dated May 26, 2005, between Yarmouth Area Industrial Commission and RCOM Canada Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005).
10.3	Agreement, dated June 17, 2005 between Register.com, Inc. and David Moore (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2005)*
10.4	Memorandum, dated July 27, 2005, Regarding Roni Jacobson Retention, Severance and Bonus Plan *
31.1	Certification of David Moore, Interim Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of David Moore, Interim Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350.
32.2	Certification of Jonathan Stern, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350.

*	Indicates management contract or compensatory plan or arrangement.